Form 10-K
period 1993-12-31
LAFARGE CORP
filed 1994-03-25
CIK 716783

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM ............... TO ...............
                         COMMISSION FILE NUMBER 0-11936

                              LAFARGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   MARYLAND                                         58-1290226
   (State or other jurisdiction of                     (I.R.S. Employer identification No.)
   incorporation or organization)

   11130 SUNRISE VALLEY DRIVE                                          22091
           SUITE 300                                                (Zip Code)
       RESTON, VIRGINIA
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (703) 264-3600
          Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                                   WHICH REGISTERED
         -------------------                                            -----------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE                                 NEW YORK STOCK EXCHANGE, INC.
                                                                        THE TORONTO STOCK EXCHANGE
                                                                        MONTREAL EXCHANGE

7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2013                         NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:
                                Titles of Class
                                ---------------
                                      NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X     No      .
                                                              -----      -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                           /  /
   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 9, 1994:
                                                                   $754,132,042
   Indicate the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT MARCH 9, 1994
             -----                               ----------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE     67,510,800 SHARES (INCLUDING 9,104,150
                                               EXCHANGEABLE PREFERENCE SHARES OF
                                                      LAFARGE CANADA INC.)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  PART OF FORM 10-K INTO WHICH THE
                   DOCUMENT                           DOCUMENT IS INCORPORATED
                   --------                           ------------------------
            Proxy Statement dated                              Part III
                March 23, 1994

================================================================================

Item 1.  BUSINESS

Lafarge Corporation (the "Registrant"), a Maryland corporation, is engaged in the production and sale of cement and ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes and precast and prestressed concrete components in the United States and Canada. The Registrant believes that it is one of the largest producers of cement and construction materials in North America. The Registrant is also engaged in road building and other construction using many of its own products. Its wholly-owned subsidiary, Systech Environmental Corporation ("Systech"), provides waste-derived fuels and alternative raw materials to cement plants for use in kilns across North America. The Registrant's Canadian operations are carried out by Lafarge Canada Inc. ("LCI"), a major operating subsidiary of the Registrant. Lafarge Coppee S.A. ("Lafarge Coppee"), a French corporation, and certain of its affiliates own a majority of the Registrant's outstanding voting securities. The terms "Registrant", "LCI" and "Systech", as used in this Annual Report, include not only Lafarge Corporation, LCI, Inc. and Systech Environmental Corporation, respectively, but also their respective subsidiaries and predecessors, unless the context indicates otherwise.

The Registrant manufactures and sells various types of portland cement, which is widely used in most types of residential, institutional, commercial and industrial construction. The Registrant also manufactures and sells a variety of special purpose cements. At December 31, 1993 the Registrant operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 12.3 million tons and two cement grinding facilities. The Registrant sells cement primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. During 1993 the Registrant's cement operations accounted for 47 percent of consolidated net sales, after the elimination of intracompany sales, and 76 percent of consolidated income from operations.

Management believes that LCI is the largest producer of concrete-related building materials in Canada, where approximately 73 percent of the Registrant's construction materials facilities were located at December 31, 1993. The U.S. construction materials operations are located primarily in Texas, Louisiana, Ohio, Pennsylvania, Illinois, New York, Missouri, Kansas and Washington. The Registrant's significant construction materials activities include the manufacture and sale of ready-mixed concrete, construction aggregates, other concrete products and asphalt and road construction. The Registrant has operations at approximately 420 locations including ready-mixed concrete plants, crushed stone and sand and gravel sites, concrete product and asphalt plants. During 1993 the Registrant's construction materials operations accounted for 53 percent of consolidated net sales, after the elimination of intracompany sales, and 24 percent of consolidated income from operations.

At December 31, 1993 Systech operated eight facilities at cement plants in the U.S. and Canada, including five plants that are owned by the Registrant. Systech processed approximately 66 million gallons of supplemental fuel in 1993. Systech's results of operations are included in the results of the Registrant's construction materials operations.

The executive offices of the Registrant are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 22091, and its telephone number is (703) 264-3600.


                      (A)  GENERAL DEVELOPMENT OF BUSINESS

In 1970, Lafarge Coppee acquired control of Canada Cement Lafarge Ltd.
(now LCI) which was Canada's largest cement producer. In 1974, LCI extended its cement manufacturing operations into the United States through a joint venture which operated three cement plants in the United States. Following the termination of the joint venture in 1977, the Registrant (which was incorporated in Maryland in 1977 under the name Citadel Cement Corporation of Maryland) operated two of these U.S. cement plants. In 1981, a subsidiary of the Registrant acquired the stock of General Portland Inc. ("General Portland"), the second largest cement producer in the U.S. In 1983, a corporate reorganization was effected which established the Registrant as the parent company of LCI and General Portland (General Portland was merged into the Registrant in 1988), and the Registrant's name was changed to Lafarge Corporation. In 1986, the Registrant purchased substantially all the assets of National Gypsum Company's Huron Cement Division, consisting of one cement plant, 13 cement terminals and related distribution facilities around the Great Lakes. Also in 1986, the Registrant acquired Systech. During 1989, 1990 and 1991, the Registrant significantly expanded its U.S. construction materials operations through acquisitions, the largest of which included 32 plant facilities in five states and substantial mineral reserves acquired from Standard Slag Holding Company headquartered in Ohio. The Registrant acquired Missouri Portland Cement Company, Davenport Cement Company and certain related companies and assets in 1991. This acquisition included three cement plants and 15 cement distribution terminals located in the Mississippi River Basin, more than 30 ready-mixed concrete and aggregate operations and the assets of a chemical admixtures business.


Restructuring

In December 1993 the Registrant announced the restructuring of its North American business units to be more efficient and cost competitive. The Registrant will consolidate 11 regional operating units into six in its two main business lines, cement and construction materials. To increase organizational efficiency, the Registrant is reducing management layers, eliminating duplicative administrative functions, and standardizing procedures and information systems. Manufacturing and distribution facilities will not be materially affected by the reorganization.

As of January 1, 1994, the Registrant's new North American organization included three regions for construction materials: Western, based in Calgary, Alberta; Eastern, based in Toronto, Ontario; and U.S., based in Canfield, Ohio. Similarly, the cement group was divided into Western, Eastern and U.S. regions, with office locations in Calgary; Montreal, Quebec; and Southfield, Michigan, respectively. A technical services group will be maintained at the Registrant's research center in Montreal and Corporate headquarters will remain in Reston, Virginia.

See page II-7 of Item 7 and page II-35 of Item 8 of this Annual Report for further discussion regarding the restructuring.


Sale of Demopolis Cement Operations

Effective February 1, 1993 the Registrant sold its cement plant in Demopolis, Alabama. The sale included the Registrant's 810,000 ton single- kiln plant and related assets, seven cement distribution terminals and two terminal leases in the southeastern United States, a cement grinding plant and several barges.
The purchase price was approximately $50 million in cash. The Registrant used the proceeds from the sale to repay debt. The gain from the sale was immaterial. Systech continues to supply the Demopolis plant with waste-derived fuels.


               (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant's operations are closely integrated. For reporting purposes, the Registrant currently has only one industry segment, which includes the manufacture and sale of cement, ready-mixed concrete, precast and prestressed concrete components, concrete blocks and pipes, aggregates, asphalt and reinforcing steel. In addition, the Registrant is engaged in road building and other construction utilizing many of its own products. Its subsidiary, Systech, provides waste-derived fuels and alternative raw materials for use in cement kilns. Financial information with respect to the Registrant's product lines and geographic segments is set forth under Item 7 Management's Discussion of Income on pages II-3 through II-19, Management's Discussion of Cash Flows on pages II-20 and II-21 and Item 8 - Consolidated Financial Statements and Supplementary Data on pages II-45 and II-46 of this Annual Report.

The Registrant's business is affected significantly by seasonal variations in weather conditions, primarily in Canada and the northern United States. Information with respect to quarterly financial results is set forth in Item 8 page II-54 of this Annual Report.

                     (C)  NARRATIVE DESCRIPTION OF BUSINESS


Cement Product Line

The Registrant manufactures and sells in Canada (through its subsidiary LCI) and in the United States various types of portland cement, a basic construction material manufactured principally from limestone and clay or shale. Portland cement is the essential binding ingredient in concrete, which is widely used in most types of residential, institutional, commercial and industrial construction. In addition to normal portland cement, the Registrant manufactures and sells a variety of special purpose cements, such as high early strength, low and moderate heat of hydration, sulphate resistant, silica fume, masonry and oilwell cement.

At December 31, 1993 the rated annual clinker production capacity of the Registrant's operating cement manufacturing plants was approximately 12.3 million tons with about 5.2 million tons in Canada and approximately 7.1 million tons in the United States. The Canadian Portland Cement Association's "Plant Information Summary Report" dated December 31, 1992 shows that the Canadian capacity is the largest of the cement companies in Canada and represented approximately 31 percent of the total active industry clinker production capacity in that country. This same report for the U.S. at December 31, 1992 shows that the Registrant's operating cement manufacturing plants in the United States accounted for an estimated nine percent of total U.S. active industry clinker production capacity.


Cement Plants

The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of the Registrant's operating cement manufacturing plants at December 31, 1993. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.

                  Rated Annual Clinker Production Capacity of
                          Cement Manufacturing Plants
                               (In short tons) *


              United States Plants                          Canadian Plants
  ------------------------------------------    ---------------------------------------
                                    Clinker                                    Clinker
  Location             Process      Capacity    Location            Process    Capacity
  --------             -------      --------    --------            -------    --------
  New Braunfels, TX      Dry    **   880,000    Brookfield, N.S.      Dry       599,000
  Paulding, OH           Wet         470,000    St. Constant, QUE     Dry     1,091,000
  Fredonia, KS           Wet         382,000    Bath, ONT             Dry *** 1,040,000
  Whitehall, PA          Dry   ***   873,000    Woodstock, ONT        Wet       628,000
  Alpena, MI             Dry       2,002,000    Exshaw, ALTA          Dry **  1,135,000
  Davenport, IA          Dry   **    858,000    Kamloops, B.C.        Dry       214,000
  Sugar Creek, MO        Dry         482,000    Richmond, B.C.        Wet       522,000
  Joppa, IL              Dry   *** 1,150,000
                                   ---------                                  ---------

  Total capacity                   7,097,000     Total capacity               5,229,000
                                   =========                                  =========

  Total 1993 clinker production    6,383,000     Total 1993 clinker
                                   =========      production                  3,763,000
                                                                              =========
  1993 production as a percentage                1993 production as a
  of total capacity                      90%      percentage of total
                                   =========      capacity                          72%
                                                                              =========

     *      One short ton equals 2,000 pounds.
    **      Preheater, pre-calciner plants.  The capacity of Exshaw's
            preheater, pre-calciner kiln is 53 percent of the plant's clinker production capacity.
   ***      Preheater plants.


All of the Registrant's cement plants are fully equipped with raw grinding mills, kilns, finish grinding mills, environmental protective dust collection systems and storage facilities. Each plant has facilities for shipping by rail and by truck. The Richmond, Alpena, Bath, Davenport, Sugar Creek and Joppa plants have facilities for transportation by water. The Exshaw and Brookfield plants and the Kamloops limestone and cinerite quarries are located on sites leased on a long-term basis. The Registrant owns all other plant sites. The Registrant believes that each of its producing plants is in satisfactory operating condition.

At December 31, 1993, the Registrant owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Saskatoon, Saskatchewan; Montreal East, Quebec and Superior, Wisconsin. The Edmonton, Montreal East, Saskatoon and Superior grinding plants have been shutdown for several years as cement grinding has not been cost effective at these locations. These plants were used during 1993 for the storage of cement. The Registrant also owns a cement regrind plant and terminal facilities at Tampa, Florida which include facilities for receiving cement by water. The Registrant owns clinker producing plants which have been shut down in Havelock, New Brunswick, Ft. Whyte, Manitoba and Metaline Falls, Washington.

During 1987 the Registrant re-opened the two million ton clinker capacity Alpena plant with restructured low-cost operations utilizing waste- derived fuels supplied by Systech. The Alpena plant was acquired by the Registrant in December 1986. In January 1989 the Registrant announced a multi-year, two-phase modernization and expansion program for the Alpena plant. The first phase of this project, substantially completed in 1990, included approximately $55 million for equipment and related support systems and between $10 and $15 million in facility upgrades. The second phase of the modernization program totalling approximately $26 million is currently underway and will involve additional improvements to the plant's raw materials handling and storage facilities. The facility upgrade and modernization program is expected to reduce operating costs and increase the plant's rated annual cement production capacity to 2.5 million tons.

In January 1991, as part of the Missouri Portland/Davenport acquisition, the Registrant acquired three cement plants located in the Mississippi River Basin: a 1,150,000-ton clinker capacity cement plant located in Joppa, Illinois, a 858,000-ton clinker capacity cement plant located in Davenport, Iowa and a 482,000-ton clinker capacity cement plant located near Kansas City, Missouri (Sugar Creek). Total 1993 clinker production from these three dry-process cement plants was 2,225,000 short tons, or 89 percent of capacity. The three cement plants acquired in the Missouri Portland/Davenport acquisition increased the Registrant's annual clinker production capacity by 25 percent.


The Manufacturing Process

The Registrant manufactures cement by a closely controlled chemical process which begins with the crushing and mixing of calcium carbonates, argillaceous material (clay, shale or kaolin) and silicates (sand). Once mixed, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln. This mixing and grinding process may be done by either the wet or the dry method.
In the wet process, the materials are mixed with water to form "slurry", which
is heated in kilns, forming a hard substance called "clinker".   In the more
fuel-efficient dry process, the addition of water and the formation of slurry are eliminated, and clinker is formed by heating the dry raw materials. In the preheater process, which provides further fuel efficiencies, the dry raw materials are preheated by air exiting the kiln, and part of the chemical reaction takes place prior to entry of the materials into the kiln. In the pre-calciner process, an extension of the preheater process, heat is applied to the raw materials, increasing the proportion of the chemical reaction taking place prior to the kiln and, as a result, increasing clinker production capacity. After the addition of gypsum, the clinker is ground into an extremely fine powder called cement. In this form, cement is the binding agent which, when mixed with sand, stone or other aggregates and water, produces either concrete or mortar.

The raw materials required to manufacture cement are obtained principally from operations which are owned by the Registrant or in which it has long-term quarrying rights. These sources are located close to the manufacturing plants except for the Joppa and Richmond quarries which are located approximately 70 and 80 miles, respectively, from the plant site. Each cement manufacturing plant except New Braunfels is equipped with rock crushing equipment. At New Braunfels and Richmond, the Registrant owns the reserves, but does not currently quarry them. The Registrant purchases limestone for Richmond from a local source and for New Braunfels from Parker Lafarge, Inc. an affiliate of the Registrant. At Whitehall, Joppa and Kamloops the Registrant sub-contracts the quarry operations.

Fuel represents a significant portion of the cost of manufacturing cement. The Registrant has placed special emphasis on becoming, and has become, more efficient in its sourcing and use of fuel. Dry process plants generally consume significantly less fuel per ton of output than do wet process plants. At year-end approximately 79 percent and 89 percent of the Registrant's clinker production capacity in Canada and the United States, respectively, used the dry process.

As an additional means of reducing energy costs, most plants are now equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting the Registrant to take advantage of price variations between fuels.

The use of waste-derived fuels supplied by Systech has also resulted in substantial fuel cost savings to the Registrant. At December 31, 1993, the Registrant used industrial waste materials obtained and processed by Systech as fuel at three of the Registrant's United States cement plants.

Waste-derived fuels supplied by Systech constituted approximately 10 percent of the fuel used by the Registrant in all of its cement operations during 1993.

In August 1991, the Registrant's U.S. cement plants which utilize hazardous waste-derived fuels became subject to a substantial new federal permit program known as the Resource Conservation and Recovery Act ("RCRA") boiler and industrial furnaces (BIF) regulations. In August 1992, these plants submitted certifications of compliance for the emission limits established under these regulations. In Canada, the St. Constant and Brookfield plants have submitted permit applications to use hazardous waste as supplemental fuel. These applications are in the public review phase.

The following table shows the possible alternative fuel sources of the Registrant's cement manufacturing plants in the United States and Canada at December 31, 1993.

     Plant Location                              Fuels
     --------------                              -----
United States:
        New Braunfels, Texas. . . .              Coal, Coke, Natural Gas, Wood Chips,
                                                 Tire Derived Fuel
        Paulding, Ohio. . . . . . .              Coal, Coke, Industrial Waste Materials
        Fredonia, Kansas. . . . . .              Coal, Industrial Waste Materials,
                                                 Natural Gas
        Whitehall, Pennsylvania . .              Coal, Oil, Coke, Tire Derived Fuel
        Alpena, Michigan. . . . . .              Coal, Coke, Industrial Waste Materials,
                                                 Natural Gas
        Davenport, Iowa . . . . . .              Coal
        Sugar Creek, Missouri . . .              Coal, Coke, Natural Gas
        Joppa, Illinois . . . . . .              Coal, Natural Gas



Canada:
        Brookfield, Nova Scotia . .              Coal, Oil, Coke, Oil Sludge
        St. Constant, Quebec. . . .              Natural Gas, Oil, Coke, Pitch Fuel
        Bath, Ontario . . . . . . .              Natural Gas, Coke, Coal
        Woodstock, Ontario. . . . .              Natural Gas, Coal, Coke
        Exshaw, Alberta . . . . . .              Natural Gas
        Kamloops, British Columbia.              Natural Gas, Coal, Coke
        Richmond, British Columbia.              Natural Gas, Coke, Coal,
                                                 Coal Tailings, Bio Gas, Tire Derived Fuel


Marketing

Cement is sold by the Registrant primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. The states in which the Registrant had the most significant U.S. sales in 1993 were Texas and Wisconsin. Other states in which the Registrant had significant sales include Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Tennessee and Washington.

The provinces in Canada in which the Registrant had the most significant sales of cement products were Ontario and Quebec, which together accounted for approximately 44 percent of the Registrant's total Canadian cement shipments in 1993. Approximately 35 percent of the Registrant's cement shipments in Canada were made to affiliates.

The Registrant sells cement to several thousand unaffiliated customers. No single unaffiliated customer accounted for more than 10 percent of the Registrant's cement sales during 1993, 1992 or 1991. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. The amount of backlog orders, as measured by written contracts, is normally not significant.

At December 31, 1993 sales offices in the United States were located in or near New Orleans, Louisiana; Buffalo, New York; Dallas, Texas; Tampa, Florida; Fort Wayne, Indiana; Whitehall, Pittsburgh and Hamburg,

Pennsylvania; East Cambridge, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Lansing, Michigan; Milwaukee, Wisconsin; Seattle and Spokane, Washington; Minneapolis, Minnesota; Kansas City , Missouri; Davenport, Iowa; Valley City and Grand Forks, North Dakota and Nashville, Tennessee.

At December 31, 1993 sales offices in Canada were located in Dartmouth, Nova Scotia; Moncton, New Brunswick; Quebec City and Montreal, Quebec; Toronto, Ontario; Winnipeg, Manitoba; Regina and Saskatoon, Saskatchewan; Calgary and Edmonton, Alberta; and Kamloops and Vancouver, British Columbia.

Distribution and storage facilities are maintained at all cement manufacturing and finishing plants and at approximately 100 other locations including five deep water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be shipped economically considerably greater distances. Cement is distributed primarily in bulk but also in paper bags.

The Registrant utilizes trucks, rail cars and waterborne vessels to transport cement from its plants to distribution points or directly to customers. Transportation equipment is owned, leased or contracted for as required. In addition, some customers in the United States make their own transportation arrangements and take delivery of cement at the manufacturing plant or distribution point.


Construction Materials Product Line

The Registrant is engaged in the production and sale of ready-mixed concrete, aggregates, asphalt, precast and prestressed concrete, concrete block, concrete pipe and other related products. The Registrant is also engaged in highway and municipal paving and road building work. During 1993, 1992 and 1991 no single customer accounted for more than 10 percent of the Registrant's construction materials sales.

LCI is the only producer of ready-mixed concrete and construction aggregates in Canada that has operations extending from coast to coast. Ready-mixed concrete plants mix controlled portions of cement, water and aggregates to form concrete which is sold primarily to building contractors and delivered to construction sites by mixer trucks. In addition, management believes that LCI is one of the largest manufacturers of precast concrete products and concrete pipe in Canada. These products are sold primarily to contractors engaged in all phases of construction activity. The Registrant owns substantially all of its ready-mixed concrete, concrete products and aggregates plants and believes that all such plants are in satisfactory operating condition.

The Registrant owned or had a majority interest in 311 construction materials facilities in Canada at December 31, 1993. Of these, 118 are ready-mixed concrete plants concentrated in the Provinces of Ontario (where approximately one-half of the plants are located), Alberta, Quebec and British Columbia. The Registrant also owns ready-mixed concrete plants in New Brunswick, Nova Scotia, Saskatchewan and Manitoba. The Registrant owns 112 construction aggregates facilities in Canada, more than half of which are located in Ontario. The other aggregates facilities are located in Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia. The Registrant's 29 Canadian asphalt facilities are also concentrated primarily in Ontario with the remaining plants in Alberta, Nova Scotia, New Brunswick and Quebec. The Registrant owns a total of 52 precast and prestressed concrete, concrete block and concrete pipe plants and miscellaneous other construction materials operations in Ontario (where approximately one-half of the plants are located), Alberta, British Columbia, Manitoba, Quebec and New Brunswick.

In the U.S., the Registrant owned or had a majority interest in 117 construction materials facilities at year end. Of these, 54 are ready- mixed concrete plants concentrated in Texas, Missouri, and to a lesser extent, Louisiana, Ohio and Kansas. Of the Registrant's 44 U.S. construction aggregates facilities, 12 were in Ohio, 14 in Texas, five in Pennsylvania, with the remainder located in West Virginia, New York, Louisiana, Michigan, Missouri, and Washington. Two of the Registrant's six U.S. asphalt plants were located in New York and four in Texas. The Registrant owned a total of 13 concrete paving stone, road paving, soil cement, concrete paving and miscellaneous other construction materials operations located in Ohio, Michigan, Texas, Pennsylvania, Missouri and New York.

In addition, the Registrant has minority interests in a number of smaller companies primarily engaged in the manufacture and sale of ready- mixed concrete, other concrete products and aggregates in Canada and the U.S.

Systech Environmental Corporation provides waste-derived fuels and alternative raw materials for use in cement kilns. Using a technology called co-processing, Systech is able to use high BTU value waste as a fuel substitute for coal, natural gas and petroleum coke in heating the cement kiln. Co-processing preserves natural resources and serves as a safe and efficient method to manage selected waste. In addition, co- processing makes the product more competitive by reducing fuel cost, which represents about 15 percent of the expense of cement manufacturing.


Research, Development and Engineering

The Registrant is involved in research and development work through its own technical services and laboratories and through its participation in the Portland Cement Association. In addition, Lafarge Coppee, LCI and the Registrant are parties to agreements relating to the exchange of technical and management expertise under which the Registrant has access to the research and development resources of Lafarge Coppee. Research is directed toward improvement of existing technology in the manufacturing of cement, concrete and related products as well as the development of new manufacturing techniques and products. Systech is also engaged in research and development in an effort to further develop the technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $7.3 million, $8.1 million and $7.5 million for 1993, 1992 and 1991, respectively. This includes amounts accrued for technical services rendered by Lafarge Coppee to the Registrant, under the terms of the agreements discussed above of $4.8 million during 1993, $5.3 million during 1992 and $5.4 million during 1991.


Capital Expenditures and Asset Dispositions

The Registrant's business is relatively capital-intensive. During the three-year period ended December 31, 1993 the Registrant invested approximately $209 million in capital expenditures, principally for the modernization or replacement of existing equipment. Of this amount, approximately 42 percent related to cement operations and 58 percent to construction materials operations. During the same period, the Registrant also invested approximately $31 million in various acquisitions that expanded its market and product lines which primarily related to the Registrant's construction materials operations.

For a discussion on the sale of the Demopolis cement operations see "General Development of Business - Sale of Demopolis Cement Operations".

Cement terminal facilities in St. Louis, Missouri and Houston, Texas were shutdown in February 1993. The Registrant intends to sell the land on which these terminals and related assets are located.

In September 1992, the Registrant sold the assets of Conchem, a chemical admixtures business located in the United States and Canada. The divestiture included seven facilities engaged in the production and sale of admixture and specialty products for the concrete and construction industry throughout North America. The U.S. assets had been acquired as part of the Missouri Portland/Davenport acquisition in January 1991 (see "General Development of Business"). During 1993, 1992 and 1991 the Registrant disposed of various surplus properties; however, there were no other material divestments of property, plant and equipment during these three years.

In December 1993 the Registrant's Construction Materials operations purchased a plant from Koch Industries, Inc. for grinding iron blast furnace slag into slag cement at Spragge, Ontario. In April 1993 the Registrant entered into a joint venture, Richvale-York Block Inc. with another block producer to carry on its concrete block business in the Greater Metropolitan Toronto area. The Registrant is the majority shareholder in this joint venture which owns two modern block plants that are strategically located in this market.


Environmental Matters

The Registrant's operations, like those of other companies engaged in similar businesses, involve the use, release/discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. The major environmental statutes and regulations affecting the Registrant's business and the status of certain environmental enforcement matters involving the Registrant are discussed in
Item 7 of this Annual Report in the "Environmental Matters" section of Management's Discussion and Analysis beginning on page II-15. Additionally, certain enforcement matters are described in Item 3 (Legal Proceedings) of this Annual Report.


Employees

As of December 31, 1993, the Registrant and its subsidiaries employed approximately 7,400 individuals of which 4,640 were hourly rated wage workers. Approximately 1,530 of these hourly employees were engaged in the production of portland cement products and approximately 3,110 were employed in the Registrant's construction materials operations. Salaried employees totalled approximately 2,750. These employees generally perform work in administrative, managerial, marketing, professional and technical endeavors. Overall, the Registrant considers its relations with employees to be satisfactory.

- - - U.S. CEMENT OPERATIONS

The majority of the Registrant's approximately 2,200 U.S. hourly employees are represented by labor unions. During 1993, labor agreements were renegotiated at the Buffalo, Iowa and Fredonia, Kansas cement plants (including distribution terminals in Fort Worth, Texas and Westlake, Louisiana). Five other terminal labor agreements expired and new agreements were reached during 1993: Waukegan, Illinois; Duluth, Minnesota; Superior, Wisconsin; Toledo; Ohio and Oswego, New York. Four cement plant labor agreements will expire in 1994: Whitehall, Pennsylvania; Sugar Creek, Kansas; Paulding, Ohio; and Balcones, Texas. The labor agreement for Whitehall was renewed for a period of 46 months in early 1994. Effective February 1, 1993, the Registrant completed the sale of its Demopolis, Alabama cement plant and surrounding sales and distribution operations (see "General Development of Business - Sale of Demopolis Cement Operations" above). In addition, terminal facilities in St. Louis, Missouri and Houston, Texas were shut down in February. The Registrant intends to sell the land on which these terminals and related assets are located. In late 1993, it was announced that in connection with the restructuring of the Registrant's North American business units (see "General Development of Business - Restructuring" above), the administrative operations of the Southern Region office in

Dallas would be consolidated into one U.S. region based in Southfield, Michigan. This transition is expected to be completed by June 1994.

- - - U.S. CONSTRUCTION MATERIALS OPERATIONS

The Registrant's approximately 1,715 U.S. construction materials employees consist of approximately 1,200 hourly employees and 515 salaried employees. In 1993, divestiture of aggregate and construction operations in southern Ohio, northern Kentucky and central Illinois resulted in a reduction of 119 employees (96 hourly and 23 salaried). In the Registrant's Sullivan Lafarge operations in New York, the closure of six plants resulted in the severance of 110 hourly employees. In the Registrant's Standard Lafarge division, a labor agreement covering six plants was negotiated in 1993, and four single site labor agreements covering a total of approximately 105 employees will expire in 1994. Although a work stoppage is possible at one of these sites, it is expected that operations will continue without interruption.

At the Registrant's Kurtz Lafarge division, the labor agreement for ready-mixed concrete truck drivers expired in May 1993 for the plants located west of the Missouri River. Negotiations were unsuccessful and 35 drivers went on strike July 15, 1993 and remain on strike. Replacement drivers have been hired and the affected plants are now operating. The labor agreement for the drivers on the east side of the Missouri River expired on March 15, 1994 and negotiations for a new contract have begun. A work stoppage could occur but is not expected. The Kurtz Lafarge operations which are based in Sedalia, Missouri negotiated a new labor agreement in 1993. Labor agreements relating to operations based in Waynesville and Kansas City, Missouri will expire in 1994.

- - - CANADIAN CEMENT OPERATIONS

Substantially all of the approximately 540 Canadian cement hourly employees are covered by labor agreements. The Kamloops, British Columbia plant's labor agreement was renewed in 1993 for a period of two years. On January 7, 1994 a lock-out was initiated by the Registrant for its 112 hourly employees at the Exshaw, Alberta plant and it remains in effect as of the date of this Report. The plant has continued to operate without interruption, and this situation will not have a material effect on the Registrant's financial condition or results of operations in 1994. The Bath, Ontario plant's labor agreement expired at the end of 1993 and was renewed for 23 months. Labor agreements for the Woodstock, Ontario plant and the St. Constant, Quebec plant will expire in 1994 and are expected to be renegotiated without any work stoppage. Also, several terminal labor agreements will expire in 1994.

- - - CANADIAN CONSTRUCTION MATERIALS OPERATIONS

Employees working in the Canadian construction materials operations totalled approximately 2,825 at the end of 1993 with approximately 1,915 hourly employees and 910 salaried employees. In western Canada, twelve labor agreements were renegotiated in 1993, and it is anticipated that 24 labor agreements will be renegotiated during 1994. In eastern Canada, sixteen labor agreements were renegotiated.


Competition

The competitive marketing radius of a typical cement plant for common types of cement is approximately 250 miles except for waterborne shipments which can be economically transported considerably greater distances. Cement, concrete products and aggregates and construction services are sold in competitive markets. These products and services are obtainable from alternate suppliers. Vigorous price, service and quality competition is encountered in each of the Registrant's primary marketing areas.

The Registrant's operating cement plants located in Canada represented an estimated 31 percent of the rated annual active clinker production capacity of all Canadian cement plants at December 31, 1992. The Registrant is the only cement producer serving all regions of Canada. The Registrant's largest competitor in Canada accounted for approximately 23 percent of rated annual active clinker production capacity. The Registrant's operating cement plants located in the United States at December 31, 1992 represented an estimated nine percent of the rated annual active clinker production capacity of all U.S. cement plants. The Registrant's three largest competitors in the United States accounted for 14, seven and five percent, respectively, of the rated annual active clinker production capacity. The preceding statements regarding the Registrant's ranking and competitive position in the cement industry are based on the U.S. and Canadian Portland Cement Industry: "Plant Information Summary Report" dated December 31, 1992.

The Registrant also encounters competition from foreign cement producers, especially in its markets in the southern coastal portion of the United States.


  (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

The information with respect to foreign and domestic operations and export sales is set forth on pages II-45 and II-46 of Item 8 - Financial Statements and Supplementary Data of this annual report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following tabulation sets forth as of March 25, 1994 the name and age of each of the executive officers of the Registrant and indicates all positions and offices with the Registrant held by them at said date.



       Name                                      Position                                              Age
- ------------------                    -----------------------------                                    ---
Bertrand P. Collomb                   Chairman of the Board                                              51

Michel Rose                           President and Chief Executive Officer                              51

John M. Piecuch                       Senior Executive Vice President                                    45
                                      and President - Construction
                                      Materials Group

R. Gary Gentles                       Executive Vice President and                                       44
                                      President - Cement Group
                                      President U.S. Cement Region

Jean-Pierre Cloiseau                  Executive Vice President and                                       49
                                      Chief Financial Officer

Peter H. Cooke                        Senior Vice President and                                          45
                                      President - Eastern Cement Region

H. L. Youngblood                      Senior Vice President and                                          58
                                      President - Western Cement Region

Duncan Gage                           Senior Vice President -                                            44
                                      Planning and Development

Edward T. Balfe                       Senior Vice President -                                            52
                                      Construction Materials

Patrick Demars                        Senior Vice President -                                            45
                                      Corporate Technical Services

Thomas W. Tatum                       Senior Vice President -                                            56
                                      Human Resources

John C. Porter                        Vice President and Controller                                      55

Philip A. Millington                  Treasurer                                                          40

David C. Jones                        Vice President - Legal Affairs and                                 52
                                      Secretary

David W. Carroll                      Vice President - Environment and                                   47
                                      Government Affairs

Bertrand P. Collomb was appointed to his current position in January 1989. He has also served as Chairman of the Board and Chief Executive Officer of Lafarge Coppee since August 1, 1989. From January 1, 1989 to August 1, 1989 he was Vice Chairman of the Board and Chief Operating Officer of Lafarge Coppee, and from 1987 until January 1, 1989 he was Senior Executive Vice President of Lafarge Coppee. He served as Vice Chairman of the Board and Chief Executive Officer of the Registrant from February 1987 to January 1989.

Michel Rose was appointed to his current position in September 1992. He previously served as President and Chief Executive Officer of Orsan, a Lafarge Coppee subsidiary, from 1987 until September 1992. Since 1989 he has served as Senior Executive Vice President of the Lafarge Coppee Group.

John M. Piecuch was appointed to his current position in July 1992. Prior to that, he served as Executive Vice President and President of the Registrant's Cement Group. He served as Senior Vice President and President of the Registrant's Great Lakes Region from January 1987 to January 1989.

R. Gary Gentles was appointed to his current position in November 1992. He served as President of Lafarge Coppee's European plaster operations from 1990 to 1992 and was President of the Registrant's Northeast Cement Region from 1987 to 1990.

Jean-Pierre Cloiseau was appointed to his current position in January 1994. He previously served as Senior Vice President and Chief Financial Officer of the Registrant from September 1990 to December 1993. Prior to that, he served as Vice President and Controller of the Registrant from January 1989 to September 1990. He had served as Vice President and Treasurer of the Registrant from May 1985 to January 1989.

Peter H. Cooke was appointed to his current position in July 1990. Prior to that, he served as Vice President of Operations of the Registrant's Great Lakes Region from April 1987 to June 1990.

H. L. Youngblood was appointed to his current position in January 1989. He served as Vice President - Distribution of the Registrant's Great Lakes Region from May 1987 to January 1989.

Duncan Gage was appointed to his current position in January 1994. He previously served as Senior Vice President and President of the Registrant's Southern Region from May 1992 to December 1993. He served as President of Parker Lafarge, a construction materials affiliate of the Registrant, from 1990 to 1992 and President of Francon Lafarge, another construction materials affiliate of the Registrant, from 1987 to 1990.

Edward T. Balfe was appointed to his current position in January 1994. Prior to that he served as President of the Registrant's Construction Materials Eastern Group and President and General Manager of Permanent Lafarge, a construction materials affiliate of the Registrant, from 1990 to 1993. He had served as President and General Manager of Permanent Lafarge from 1986 - 1990.

Patrick Demars was appointed to his current position effective February 1991. He previously served as Vice President - Products and Process of the Registrant's Corporate Technical Services operations from July 1990 to January 1991. He was a Regional Vice President at CNCP, a Brazilian subsidiary of Lafarge Coppee, from July 1986 to June 1990.

Thomas W. Tatum was appointed to his current position in April 1987.

John C. Porter was appointed to his current position in September 1990. He served as Vice President and Controller of the Registrant's Great Lakes Region from April 1989 until September 1990 and was Assistant Controller of that Region from August 1987 until March 1989.

Philip A. Millington was appointed to his current position in January 1989. He served as Assistant Treasurer of the Registrant from October 1987 to January 1989 and as Controller of the Registrant from 1983 to 1987.

David C. Jones was appointed to his current position in February 1990. He served as Corporate Secretary of the Registrant from November 1987 to February 1990.

David W. Carroll was appointed to his current position in February 1992. He served as Director Environmental Affairs of the Registrant from February 1990 to February 1992. Prior to that he was Director Environmental Programs for the Chemical Manufacturers Association from 1978 to 1990.

There is no family relationship between any of the executive officers of the Registrant or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of the Registrant expires on the date of the next annual meeting of the Board of Directors, scheduled to be held on May 3, 1994.

Item 2.  PROPERTIES

Information set forth in Item 1 of this Annual Report, insofar as it relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by the Registrant, is incorporated herein by reference in answer to this Item 2.

All of the Registrant's cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants and miscellaneous properties, are owned by the Registrant free of major encumbrances, except the Exshaw and Brookfield plants and the Kamloops limestone and cinerite quarries.

Title to the Brookfield plant site is held by Industrial Estates Limited, a Crown corporation of the Province of Nova Scotia, in connection with assistance provided by the Province in financing the cost of construction of the plant. The site is leased by LCI at rentals sufficient to repay principal and interest on the loan. The lease, which expires in 1998, grants LCI an option to acquire title to the plant site during the term of the lease upon payment of the unpaid principal amount. During 1993, LCI exercised its option to acquire title to the Brookfield plant by paying the unpaid principal. Title to the property is in the process of being transferred to the Registrant.

The Exshaw plant is built on land leased from the Province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

The Kamloops plant, as well as the gypsum quarry which serves this plant, is on land owned by the Registrant. The limestone and cinerite quarries are on land leased from the province of British Columbia until March 2022.

Limestone quarry sites for the cement manufacturing plants in the United States are owned and are conveniently located near each plant except for the Joppa plant quarry which is located approximately 70 miles from the plant site. At December 31, 1993, the Registrant also owned substantial reserves which previously supplied raw materials to former cement production facilities which are located at Miami, Tampa, Fort Worth and Dallas. The Fort Worth plant facility is now a cement terminal. The Tampa plant is now operated as a cement grinding and distribution facility.

LCI's quarrying rights for limestone in the Canadian provinces of Manitoba, New Brunswick, Quebec, Nova Scotia, Ontario, Alberta and British Columbia, are held under quarry leases, some of which require annual royalty payments to the provincial authorities. Management of the Registrant estimates that its limestone reserves for the cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum, are either obtained from reserves owned by the Registrant or are purchased from suppliers and are readily available.

Deposits of raw materials for the Registrant's aggregate producing plants are located on or near the plant sites. These deposits, due to their varying nature, are either owned by the Registrant or leased upon terms which permit orderly mining of reserves.

Item 3.        LEGAL PROCEEDINGS

During 1989 and 1990, CSX Transportation, Inc., Metro-North Commuter Railroad Company, National Railroad Passenger Corp., Peerless Insurance Company and Massachusetts Bay Transit Authority (the "Railroads") filed actions against Lone Star Industries Inc. and affiliates ("Lone Star") for damages resulting from its fabrication and sale of allegedly defective concrete railroad ties to the Railroads. The Registrant and LCI have been named in third party actions in which Lone Star is claiming indemnity for liability to the Railroads, for damages to its business and for costs and losses suffered as a result of the Registrant and LCI supplying allegedly defective cement used by Lone Star in the fabrication of the railroad ties. The damages claimed total approximately $226.5 million. The Registrant denied the allegations and vigorously defended against the lawsuits (the "Lone Star Case"). During September and October 1992, Lone Star entered into agreements with all five plaintiff Railroads settling their claims regarding the Lone Star Case for an amount totalling approximately $66.7 million. These settlements have been submitted to and approved by the United States Bankruptcy Court for the Southern District of New York which is handling the Lone Star bankruptcy. Lone Star commenced trial in November 1992 in its third party complaint against the Registrant and LCI seeking indemnity for the Railroads' claims in addition to its own claim for business destruction. A jury verdict in this case reached in December 1992 awarded Lone Star $1.2 million as damages. Both Lone Star and the Registrant and LCI have appealed the trial court verdict to the United States Court of Appeals for Fourth Circuit. A decision is expected in the near future.

In late 1990 Nationwide Mutual Insurance Company ("Nationwide"), one of the Registrant's primary insurers during the period when allegedly defective cement was supplied to Lone Star by the Registrant, filed a complaint for declaratory judgement against the Registrant, several of its affiliates and eleven other liability insurers of the Registrant (the "Coverage Suit"). The complaint seeks a determination of all insurance coverage issues impacting the Registrant in the Lone Star Case. The Registrant has answered the complaint, counterclaimed against Nationwide, cross-claimed against the co-defendant insurers and filed a third party complaint against 36 additional insurers. In December 1991, the Registrant and Nationwide entered into a settlement agreement pursuant to which Nationwide settled its claim in the Coverage Suit and, among other things, paid the Registrant a portion of past due defense expenses in the Lone Star Case, promised to pay its proportion of continuing defense expenses therein and to post the entire remaining aggregate limits of its policies as reserves to be used in the Lone Star Case, if necessary. Virtually all of LCI's Canadian insurers involved in the Coverage Suit filed motions for summary judgment. In January 1993, the court denied all of the insurers' summary judgment motions. In January 1994 the Registrant filed motions for partial summary judgment regarding the insurers' defense obligations and regarding the reasonableness of fees and expenses included in the defense of the Lone Star Case. In addition, the Registrant filed a motion to strike the designation of several expert witnesses of the insurers. The Registrant believes that it has substantial insurance coverage that will respond to a large portion of defense expenses and liability, if any, in the Lone Star Case.

During 1992, a number of owners of buildings located in Eastern Ontario, Canada most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. The largest of these cases involves claims by approximately 99 plaintiffs owning 53 homes, a 20-unit condominium building and a municipal building. Together, these plaintiffs are claiming approximately Cdn. $40 million against Bertrand, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. Other owners, owning a total of 13 buildings (of which 11 are residential homes), have instituted similar suits against Bertrand and, based on the information available at this time, these claims total approximately Cdn. $9 million. As of the end of December 1993, LCI has been served with third- or fourth-party claims by Bertrand in all but one of the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective flyash. LCI also supplied cement to Bertrand. It is expected that Bertrand will file a third-party claim against LCI in the other case as well. LCI has delivered its statements of defense. The discoveries are to begin in February 1994. LCI has denied liability and will defend the lawsuits vigorously. The Registrant believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the said lawsuits.

The Registrant has received a notice of violation and/or a complaint with respect to each of its three cement plants that use hazardous waste derived fuel alleging violations of the Boiler and Industrial Furnaces ("BIF") regulations of the federal Resources Conservation and Recovery Act ("RCRA"). These notices of violation and complaints were issued by the U.S. Environmental Protection Agency ("EPA") with respect to the plants, located in Fredonia, Kansas and Paulding, Ohio and by the State of Michigan, which has been delegated BIF enforcement authority by the EPA, with respect to the plant located in Alpena, Michigan. Although the details of each notice of violation or complaint are specific to the particular plant, the major recurring issue has been the existence or adequacy of the plant's waste analysis plan to ensure compliance with the established allowable emission limits and feed rates. The State of Michigan has proposed a penalty of $979,750 for the Alpena plant and the EPA has proposed penalties of $619,800 for the Paulding plant and $1,200,474 for the Fredonia plant. The Registrant has submitted a response to each notice of violation and complaint setting forth certain defenses and factual information and has had meetings with the EPA and Michigan state officials to discuss the alleged violations and possibilities of settlement.
At this time, it is unknown whether the Registrant will be able to settle any or all of these matters or whether one or more adjudicatory proceedings will result. With respect to a similar EPA complaint regarding the Registrant's Demopolis, Alabama plant (which was sold by the Registrant in early 1993), the Registrant settled the matter in September 1993 by paying a civil penalty of $594,000, approximately one-third of the penalty originally proposed by the EPA.

In 1993, the State of Michigan alleged that the Registrant's Alpena plant was managing CKD in violation of applicable state solid waste management requirements. The Registrant has formally responded to the State setting forth defenses and factual information and has had numerous meetings with State officials to discuss the matters raised, the possible technical solutions and the possibilities of settlement. Although significant progress has been made towards potential settlement, it is unknown at this time whether the Registrant will be able to settle this matter by agreeing to make certain operational changes at the plant and/or by paying a penalty amount, or whether an adjudicatory proceeding will result.

In another matter relating to the Alpena plant and CKD, the State of Michigan has contacted the Registrant and the former owner of the plant seeking remediation of an old CKD pile from which there is runoff of hazardous substances into Lake Huron. The Registrant has advised the State that it is not responsible for remediating this property because the property was expressly excluded in the purchase agreement pursuant to which the Registrant acquired the plant. The Registrant has advised the former plant owner of the Registrant's position on this matter.

In July 1993, the Registrant received a complaint from the EPA alleging certain RCRA violations at its cement plant in Buffalo, Iowa. The alleged violations related to the storage of leaded grease hazardous waste at the plant, and the EPA proposed a penalty of $284,020. The Registrant has reached an agreement in principle with the EPA to settle this matter by paying a penalty of approximately $40,000.

On or about March 2, 1994 the Registrant was served with a civil investigative demand by the U.S. Department of Justice, Antitrust Division, requesting the production of documents and responses to interrogatories in connection with an investigation of potential price fixing and market allocation by cement producers. The Registrant is presently engaged in preparing its responses to the inquiry.

The Registrant is involved in certain other legal actions and claims. It is the opinion of management that all such legal matters will be resolved without material effect on the Registrant's Consolidated Financial Statements.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None during the fourth quarter ended December 31, 1993.

                                    PART II


Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

Information required in response to Item 5 is reported in Item 7, pages II-24 and II-25 of this Annual Report and is incorporated herein by reference.

On March 9, 1994, 58,406,650 Common Shares were outstanding and held by approximately 2,970 record holders. In addition, on March 9, 1994, 9,104,150 exchangeable preference shares of LCI, which are exchangeable at the option of the holder into Common Shares on a one-for-one basis and have rights and privileges that parallel those of the Common Shares, were outstanding and held by 7,040 record holders.

The Registrant may obtain funds required for dividend payments, expenses and interest payments on its debt from its operations in the U.S., dividends from its subsidiaries or from external sources, including bank or other borrowings. LCI's loan and credit agreements do not contain restrictions on the payment of dividends but do contain maximum borrowing restrictions.

Item 6.   SELECTED FINANCIAL DATA

The table below summarizes selected financial information for the Registrant. For further information, refer to the Registrant's consolidated financial statements and notes thereto presented under Item 8 of this Annual Report.

                                                                   SELECTED CONSOLIDATED FINANCIAL DATA
                                                                 (in millions except as indicated by an *)

                                                                         Years Ended December 31
                                                 ----------------------------------------------------------------------
                                                 1993          1992           1991             1990             1989
                                                 ----------------------------------------------------------------------
OPERATING RESULTS
Net Sales                                        $1,494.5     $1,511.2       $1,568.8         $1,769.6         $1,664.8
                                                 ======================================================================

INCOME BEFORE THE FOLLOWING ITEMS:               $   70.2     $   28.0       $   17.7         $  145.1         $  205.6
Interest expense, net                               (42.7)       (49.4)         (52.0)           (46.8)           (35.8)
Income taxes                                        (21.6)       (15.7)         (16.1)           (55.4)           (71.3)
                                                 ----------------------------------------------------------------------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES                                          5.9        (37.1)         (50.4)            42.9             98.5
Cumulative effect of change in
  accounting principles                                 -        (63.5)             -                -                -
                                                 ----------------------------------------------------------------------
NET INCOME (LOSS)                                     5.9       (100.6)         (50.4)            42.9             98.5
Depreciation and depletion                          108.5        117.6          112.1            100.5             87.9
Cumulative effect of change in
  accounting principles                                 -         63.5              -                -                -
Restructuring                                        21.6            -              -                -                -
Other items not affecting cash                       18.9         (3.8)          10.9            (44.3)           (18.1)
                                                 ----------------------------------------------------------------------
NET CASH PROVIDED BY OPERATIONS                  $  154.9     $   76.7       $   72.6         $   99.1         $  168.3
                                                 ======================================================================
FINANCIAL CONDITION AT YEAR END
Working capital                                  $  315.4     $  253.0       $  253.5         $  318.8         $  270.6
Property, plant and equipment, net                  880.7        982.3        1,056.3          1,066.4          1,002.7
Other assets                                        207.8        205.0          209.0            223.6            171.3
                                                 ----------------------------------------------------------------------
TOTAL NET ASSETS                                 $1,403.9     $1,440.3       $1,518.8         $1,608.8         $1,444.6
                                                 ======================================================================
Long-term debt                                   $  373.2     $  515.2       $  564.6         $  594.9         $  464.8
Other long-term liabilities                         239.0        225.2          112.2            121.5            114.6
Shareholders' equity                                791.7        699.9          842.0            892.4            865.2
                                                 ----------------------------------------------------------------------
TOTAL CAPITALIZATION                             $1,403.9     $1,440.3       $1,518.8         $1,608.8         $1,444.6
                                                 ======================================================================
COMMON EQUITY SHARE INFORMATION
Net income (loss)*                               $    .10     $  (0.63)(a)   $  (0.90)        $   0.77         $   1.81
Dividends*                                       $    .30     $   0.30       $   0.35         $   0.40         $   0.40
Book value at year end*                          $  11.84     $  11.79       $  14.85         $  16.14         $  15.79
Average shares and equivalents
  outstanding                                        61.6        58.7           55.9             55.8             54.4
Shares outstanding at year end                       66.9        59.4           56.7             55.3             54.8
                                                 =====================================================================
STATISTICAL DATA
Capital expenditures                             $   58.4     $  54.9       $   95.8          $  173.0         $  153.8
Acquisitions                                     $   15.2     $   4.3       $   11.1          $   42.9         $  161.7
Net income (loss) as a percentage
  of net sales*                                       0.4%       (2.5)%(a)      (3.2)%             2.4%             5.9%
Return on average shareholders'
  equity*                                             0.8%       (4.8)%(a)      (5.8)%             4.9%            12.7%
Long-term debt as a percentage
  of total capitalization*                           26.6%       35.8 %         37.2 %            37.0%            32.2%
Number of employees at year end*                    7,400       7,700          7,900             8,800            9,400
Exchange rate at year end
  (Cdn. to U.S.)*                                   0.755       0.787          0.865             0.862            0.864
Average exchange rate for year
  (Cdn. to U.S.)*                                   0.775       0.828          0.873             0.851            0.844
                                                 ======================================================================


(a)      Before cumulative effect of change in accounting principles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:


MANAGEMENT'S DISCUSSION OF INCOME

The Consolidated Statements of Income (Item 8, page II-28) summarize the Registrant's operating performance for the past three years. To facilitate analysis, sales and operating profit will be discussed by product line and are summarized in the table on page II-4 (in millions). The Registrant's two product lines are:

   1. Cement-the production and distribution of portland and specialty cements and cementitious materials.

   2. Construction materials-the production and distribution of ready-mixed concrete, construction aggregates, other concrete products, asphalt, road construction and the conversion of industrial waste into fuels for use in cement kilns.

                                                                   Years Ended December 31
                                                         -------------------------------------------------
                                                            1993                1992               1991
                                                         -------------------------------------------------
Net Sales
     Cement                                              $  801.4             $  794.3            $  808.0
     Construction materials                                 802.2                830.6               873.4
     Eliminations                                          (109.1)              (113.7)             (112.6)
                                                         -------------------------------------------------
Total Net Sales                                          $1,494.5             $1,511.2            $1,568.8
                                                         =================================================
Gross Profit
     Cement                                              $  161.0             $  138.5            $  134.5
     Construction materials                                  91.2                 83.3                89.8
                                                         -------------------------------------------------
Total                                                       252.2                221.8               224.3
                                                         -------------------------------------------------
Operational Overhead and
  Other Expenses
     Cement                                                 (64.6)               (71.9)              (82.6)
     Construction materials                                 (60.6)               (73.6)              (75.5)
                                                         -------------------------------------------------
Total                                                      (125.2)              (145.5)             (158.1)
                                                         -------------------------------------------------
Income from Operations
     Cement                                                  96.4                 66.6                51.9
     Construction materials                                  30.6                  9.7                14.3
                                                         -------------------------------------------------
Total Operating Profit                                      127.0                 76.3                66.2

Corporate and unallocated
  expenses                                                  (56.8)               (48.3)              (48.5)
                                                         -------------------------------------------------
Total Income From Operations                             $   70.2             $   28.0            $   17.7
                                                         =================================================

Identifiable Assets
     Cement                                              $  759.2             $  863.7            $  909.4
     Construction materials                                 697.3                711.3               813.3
     Corporate and unallocated
       assets                                               217.2                192.4               113.7
                                                         -------------------------------------------------
Total Assets                                             $1,673.7             $1,767.4            $1,836.4
                                                         =================================================

YEAR ENDED DECEMBER 31, 1993

Net Sales

The Registrant's net sales were $1,494.5 million, down slightly from $1,511.2 million in 1992. The decrease was due to a drop in the value of the Canadian dollar relative to the U.S. dollar and sales lost from divested operations including the Registrant's cement plant in Demopolis, Alabama. Partially offsetting these declines were a four percent increase in average cement net sales prices and higher sales volumes from both cement and construction materials operations. Canadian net sales were $640.5 million, a decline of four percent from last year while U.S. net sales increased one and one-half percent to $854.0 million.

The Registrant's net sales from cement operations increased one percent in 1993. Cement average net sales prices improved four percent over 1992 due to a six percent increase in the U.S. Canadian net sales decreased four percent due to the impact of exchange rates. In the U.S., net sales increased three percent. Prices increased an average of six percent in the Great Lakes U.S. market and seven percent in the southern U.S. The Canadian average net sales price remained stable with lower prices in Ontario offset by higher prices in the west.

Cement shipments (after adjusting for sales from the Demopolis, Alabama plant, which was divested in February 1993) increased four percent in 1993 to 12.3 million tons from 11.8 million tons in 1992. Demand was strongest in U.S. markets and in western Canada. U.S. and Canadian shipments increased four percent and two percent, respectively. Spot shortages occurred during 1993 in the southern Great Lakes and Mississippi River markets as the continued improvement in the U.S. construction market increased the demand for cement. Additionally, construction activity in the Midwest increased after the flood waters receded. Shipments in the Pennsylvania and New England markets increased over 1992 and prices improved three percent from 1992's depressed levels. The Florida market performed well in 1993, with sales volumes up 14 percent from the previous year. Oilwell cement sales in the western provinces of Canada nearly doubled in 1993 as an increase in natural gas prices and changes to the royalty system resulted in an increase in drilling activity. Additionally, cement shipments in British Columbia increased nine percent over 1992. In 1993, market conditions in eastern Canada were adversely impacted by excess cement capacity. However, the Registrant used surplus capacity in Ontario to supplement U.S. facilities that were facing inventory shortages. The Registrant's two cement plants in Ontario increased production and lowered unit costs although cement demand dropped two percent in the province. Shipments in the Quebec and Atlantic provinces of Canada were flat in 1993.

Net sales from the Registrant's construction materials and waste management operations were $802.2 million, down three percent from 1992. The drop in the value of the Canadian dollar, sales lost from divested operations in 1992, the sluggish economy in Canada and flooding in the midwest U.S. were the major causes of this decline. In Canada, net sales dropped five percent primarily due to the decline in the value of the Canadian dollar and the divestment of the Registrant's chemical admixtures operations in 1992. Net sales in the U.S. declined slightly as a result of the weak performance in the Registrant's northern markets, flooding in the midwest and the divestment of several construction materials businesses. These declines were nearly offset by strong performance in the Registrant's southern U.S. markets. Registrant-wide, ready-mixed concrete shipments of 6.1 million cubic yards were one percent higher than a year ago. Aggregate sales of 48.1 million tons were four percent higher than the previous year. In Canada, ready-mixed concrete shipments increased two percent due to an increase in construction activity in British Columbia and Quebec while infrastructure work in eastern Canada boosted aggregate volumes by eight percent. In the U.S., ready-mixed concrete and aggregate volumes declined slightly due to the floods and a drivers strike in St. Louis coupled with the 1992 sale of several construction materials businesses.


Gross Profit and Cost of Goods Sold

The Registrant's gross profit as a percentage of net sales improved from 15 percent in 1992 to 17 percent in 1993. Cement gross profit was 20 percent compared to 17 percent in 1992 as a result of improved prices. Over the two year period, construction materials gross profit was approximately 11 percent.

The Registrant's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Registrant's cement production (in millions of tons) and the utilization rate of clinker production capacity. The 1993 figures exclude the Demopolis, Alabama plant which was divested in February 1993.


                                                             Years Ended December 31
                                                          -----------------------------
                                                          1993                     1992
                                                          -----------------------------
Cement production                                         11.25                  11.79
Clinker capacity utilization                                 82%                    83%
                                                          =============================


Cement production and clinker capacity utilization in 1993 were down somewhat from a year ago. In the U.S., cement production totalled 7.2 million tons, an 11 percent decrease from 1992. Capacity utilization at U.S. plants was 90 percent in 1993 compared to 95 percent in 1992. The decrease in production and utilization was due to operating problems at three of the Registrant's cement plants. Canadian cement production was 4.1 million tons in 1993, an increase of 11 percent from 3.7 million tons in 1992. Capacity utilization was 72 percent and 66 percent in 1993 and 1992. The increase in production and utilization was primarily due to higher sales volumes and the use of surplus capacity in the Registrant's Ontario plants to supplement U.S. markets that were experiencing cement shortages.


Selling and Administrative

Selling and administrative expenses were $161.4 million in 1993, $23.3 million (13 percent) lower than 1992. This reduction resulted primarily from divestments and actions taken to streamline operations and reduce costs in the Registrant's cement and construction materials operations over the last two years. Selling and administrative expenses as a percentage of net sales declined to 10.8 percent in 1993 from 12.2 percent in 1992.


Other (Income) Expense, Net

Other income and expense consists of items such as net retirement costs, equity income, amortization of intangibles and nonrecurring gains and losses from divestitures. Other income, net was $1.0 million in 1993 compared to expense of $9.1 million in 1992. The change was the result of higher divestment gains from the sale of non-strategic assets and lower amortization coupled with the absence of strike related costs at the Richmond plant.


Restructuring

In the fourth quarter of 1993, the Registrant recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits) to cover the direct expenses of restructuring the Registrant's North American business units to increase organizational efficiency. The primary components of the restructuring charge are separation benefits for approximately 350 employees ($15.2 million), and employee relocation ($3.3 million). The charge also includes expenses such as office relocation and lease termination. No amounts were paid relative to these items in 1993.

The restructuring plan entails the consolidation of 11 regional operating units into six units in the Registrant's two main business lines. This consolidation reduces management layers, eliminates duplicative administrative functions and standardizes procedures and information systems. Manufacturing and distribution facilities will not be materially affected by the restructuring. The Registrant expects the annual expense reductions from the restructuring to be approximately $8 million after-tax in 1994 and increasing to approximately $19 million after-tax once the restructuring is fully implemented.

Performance by Line of Business

In 1993, the Registrant's operating profit from cement operations (before corporate and unallocated expenses) was $96.4 million, $29.8 million better than 1992. All regions reported better results than the prior year. Cement results were much better due to higher prices and stronger shipments, particularly in the second half of 1993. The most notable progress was in the U.S. markets. Prices were up six percent in the U.S. but unchanged in Canada. The Registrant's Canadian operations reported an operating profit of $46.2 million, $5.5 million better than last year. Earnings increased in western Canada due to higher shipments and the absence of costs related to the strike at the Richmond plant that was settled in March 1992. Earnings declined in central Canada due to the continued sluggish market but improved in eastern Canada primarily due to higher intraregional sales to the U.S. New England markets. Earnings from U.S. cement operations were $50.2 million, or $24.3 million better than 1992. Results improved in all U.S. regions, mainly due to the six percent increase in average net selling prices combined with a four percent increase in shipments.

The operating profit from the Registrant's construction materials and waste management operations in 1993 (before corporate and unallocated expenses) was $30.6 million, $20.9 million better than 1992. Earnings were boosted by cost reductions and higher ready-mixed concrete and block prices in central Canada, improved ready-mixed concrete and aggregate volumes in eastern Canada, partially offset by lower ready-mixed concrete prices in the western provinces due to competitive pressures in a number of markets. The Canadian operations contributed $20.3 million, $14.7 million higher than the prior year. Most of the increase was attributable to the Registrant's Ontario-based concrete products operations. The U.S. operating profit totalled $10.3 million, $6.2 million better than 1992. This improvement was primarily attributable to the Registrant's construction materials operations in the southern U.S. resulting from higher ready-mixed concrete volumes, lower stone costs and a $3.1 million write-down of a quarry last year. Partially offsetting these gains were an earnings decline in the Registrant's northern U.S. markets due to the continued poor economic climate and high operating costs in the midwest markets as a result of the summer floods and a drivers strike.


Total Income From Operations

Total income from operations was $70.2 million in 1993, an increase of $42.2 million from 1992. The improved performance was due largely to a six percent increase in the U.S. average cement net sales price. Also contributing to the results were an $18.2 million turnaround in profitability of the Registrant's construction materials operations in central and eastern Canada, higher shipments in the western cement region, higher divestment gains from the sale of non-strategic assets and a 13 percent reduction in selling and administrative expenses. These improvements were partially offset by a one-time restructuring charge of $21.6 million. The Registrant's operating profit from its Canadian operations was $36.7 million, $3.2 million better than 1992. Operating profit from U.S. operations was $33.5 million, $39.0 million better than 1992.


Interest Expense, Net

Net interest expense decreased by $6.7 million in 1993 due to lower average debt levels.


Income Taxes

Income tax expense increased $5.9 million in 1993. U.S. taxes increased $3.0 million primarily due to a $2.6 million increase in deferred income taxes. The Canadian income taxes increased $2.9 million due to higher earnings in Canada. The Canadian effective income tax rates were 46.1 percent in 1993 and 42.7 percent in 1992. Certain elements of the Canadian income tax provision are fixed in amount. The increase in the Canadian effective tax rate in 1993 was caused by the relatively higher percentage of these fixed amounts to the higher earnings experienced in 1993, partially offset by a tax rate reduction enacted during 1993.


Net Income

In 1993, the Registrant reported net income of $5.9 million. This was $106.5 million better than 1992's net loss of $100.6 million. The 1992 loss included $12.1 million after-tax of employee severance and other nonrecurring charges, while 1993 results included an after-tax charge of $16.4 million related to corporate restructuring recorded in the fourth quarter. The 1992 loss also included $63.5 million in after-tax charges related to the adoption of new accounting rules for postretirement benefits and income taxes. Excluding this one-time charge, net income in 1993 was $43.0 million better than 1992.

Excluding one-time charges resulting from the adoption of these new accounting rules, the Registrant's Canadian operations reported net income of $20.5 million, $0.8 million higher than 1992. The increase was due to better results in the Registrant's ready-mixed concrete and aggregate operations in central and eastern Canada, higher shipments in the western cement region and the absence of strike related costs at the Richmond plant. These increases were offset by a four percent decline in net sales and lower divestment gains.

After excluding one-time charges resulting from the adoption of new accounting rules, the Registrant's U.S. operations incurred a net loss of $14.6 million. This was $42.2 million better than 1992. The improved U.S. performance was the result of a $4.9 million gain realized from the expropriation of property at one of the Registrant's construction materials operations and an increase in cement volumes and prices. In addition, interest expense in the U.S. was $6.2 million lower than the previous year. U.S. results were negatively impacted by infrequently occurring maintenance projects (those required every three years or more) and an earnings decline in the Registrant's northern and midwest construction materials markets.


Recent Acquisitions

On January 16, 1991, the Registrant acquired Missouri Portland/ Davenport which was engaged in the production and distribution of cement and construction materials. The three cement plants acquired increased the Registrant's annual clinker production capacity by 25 percent and created significant production and distribution synergies with the Registrant's existing operations, especially along the Mississippi River.

The acquisition included 30 ready-mix operations, two aggregate quarries as well as the assets of a chemical admixtures business which was divested in 1992.


General Outlook

The Registrant's general outlook for 1994 in the Cement Group is favorable, particularly in the United States. According to the Dodge/Sweet's Outlook '94, total new construction in the U.S. is projected to increase six percent in real terms in 1994. This would be the third consecutive year of improvement.
Cement consumption generally correlates with trends in construction expenditures. In Canada, cement consumption is expected to be boosted by the housing sector and Ottawa's Cdn. $6 billion public works program.
Additionally, in early 1994, the Registrant was chosen to supply 160,000 metric tons of silica fume cement over three years starting in 1994 for the construction of the Prince Edward Island eight-mile bridge in Canada's Atlantic provinces. The Portland Cement Association ("PCA") forecasts higher cement consumption in all provinces.

The upward trend in prices during 1993 and the higher cement consumption forecasted by the PCA provides some optimism about the 1994 climate for cement prices. Price increases were phased in at various times during 1993; therefore, their full impact will not be realized until 1994. Also, the Registrant has announced increases for the first part of 1994 in most North American markets.

The Registrant's expectations for the construction materials group hold promise for 1994. In Canada, the gradual recovery of construction activity should allow room for a modest increase in construction materials volumes, although performance will once again vary by region. In the Maritimes, the Registrant has a contract to furnish approximately 370,000 cubic meters of concrete over a three year period for the bridge to Prince Edward Island. In the U.S., the group's major business line, aggregates, is likely to experience a decline in volumes due to recent divestments; however, average margins are expected to improve. The Registrant's U.S. ready-mixed concrete deliveries should improve as the economic recovery continues to gain momentum.

YEAR ENDED DECEMBER 31, 1992

Net Sales

Net sales in 1992 decreased four percent to $1,511.2 million from $1,568.8 million in 1991 due to sluggish construction activity in central and eastern Canada and a drop in the value of the Canadian dollar relative to the U.S. dollar.

The Registrant's net sales from cement operations declined two percent in 1992 due mainly to a five percent decline in the average value of the Canadian dollar. The average net sales price declined slightly from 1991 due to lower prices in the U.S. In the Great Lakes and Northeastern Regions, competitive pressures caused prices to fall, offsetting price gains in the west. Cement shipments were up two percent from 1991 due to improvements in the U.S. Great Lakes. In Canada, higher shipments in the west were offset by decreases in eastern and central Canada due to sluggish construction activity.

Net sales from the Registrant's construction materials and waste management operations were 12 percent less than 1991 in Canada but nine percent more in the U.S., resulting in an overall decline of five percent. Compared to 1991, ready-mixed concrete and aggregate volumes in Canada were nine and six percent lower due to the continued weakness in the Toronto and Montreal markets. Ready-mixed concrete and aggregate volumes in the U.S. were six percent and 11 percent higher. The U.S. improvement was primarily the result of a greater market penetration in the northern U.S. and an improving market in Texas.


Gross Profit and Cost of Goods Sold

The Registrant's gross profit as a percentage of net sales was 14.7 percent in 1992, slightly better than 14.3 percent in 1991. Cement gross profit as a percentage of net sales was 17.4 percent in 1992 and 16.6 percent in 1991. Over the two-year period, construction materials gross profit as a percentage of net sales was approximately 10 percent.

The Registrant's cement unit cost is heavily influenced by plant capacity utilization. The following table summarizes the Registrant's cement production (in millions of tons) and the utilization rate of clinker production capacity.

                                                             Years Ended December 31
                                                          -----------------------------
                                                          1992                   1991
                                                          -----------------------------
Cement production                                         11.79                  11.62
Clinker capacity utilization                                 83%                    85%
                                                          =============================

Cement production increased one and one-half percent in 1992 while clinker capacity utilization was 83 percent, down from 85 percent in 1991. In the U.S., cement production totalled 8.1 million tons, an increase of four percent over 1991. Capacity utilization at U.S. plants was 95 percent in 1992 compared to 94 percent in 1991. The increase in production and utilization was primarily due to higher sales volumes. Canadian cement production fell to 3.7 million tons in 1992, a decline of three percent from 1991. Capacity utilization was 66 percent and 71 percent in 1992 and 1991, respectively. The decline resulted from the temporary shutdown of certain kilns at three of the Registrant's plants in Canada due to a decrease in cement demand.


Selling and Administrative

Selling and administrative expenses decreased seven percent in 1992 primarily due to the 1991 restructuring of the Registrant's cement operations following the Missouri Portland/Davenport acquisition in January 1991 and other restructuring in the Registrant's construction materials operations, particularly in Ontario. These savings were partially offset by 1992 provisions for additional restructuring.

Selling and administrative expenses as a percentage of net sales were 12.2 percent in 1992, down from 12.7 percent in 1991.


Other (Income) Expense, Net

Other income and expense consists of items such as net retirement costs, equity income, amortization of intangibles and nonrecurring gains and losses from divestitures. Other expense, net was $9.1 million in 1992 compared to $8.1 million in 1991. The change was the result of recurring expenses from adopting the new accounting rule for postretirement benefits as well as nonrecurring provisions for contingencies and restructuring. These charges were partially offset by lower retirement costs, higher equity income and divestment gains from the sale of non- strategic assets and lower costs related to the strike at the Richmond plant.


Performance by Line of Business

The Registrant's operating profit from cement operations in 1992 was $66.6 million, $14.7 million better than 1991. Earnings improved in three of the Registrant's four cement regions. Depreciation expense increased by $3.4 million as a result of the new accounting rule for income taxes. The Canadian operating profit was $40.8 million, $7.5 million better than 1991. Profits in western Canada improved due to the end of a strike at the Richmond plant plus higher shipments and prices. Profits declined in central and eastern Canada due to sluggish construction activity. In the U.S., operating profit was $25.8 million, up $7.2 million from 1991. Earnings improved in all markets except the Northeast.

In 1992, operating profit from the Registrant's construction materials and waste management operations was $9.7 million, $4.6 million lower than 1991. Earnings declined because of lower shipments in central and eastern Canada. Canadian operating profit was $5.6 million, $11.6 million less than 1991. Weak construction activity in central and eastern Canada was primarily responsible for the decline. Profit was higher in western Canada as a result of higher shipments. In the U.S., operating profit in 1992 was $4.1 million, or $7.0 million better than the previous year. The improvement resulted from better market conditions and higher prices in the South coupled with a reduction of overhead expenses in the Midwest.


Total Income From Operations

Total income from operations improved in 1992 to $28.0 million from $17.7 million in 1991, after recording as an additional expense the $9.4 million recurring impact of accounting changes. A majority of the improvement came from restructuring and cost-reduction programs as well as divestment gains. Earnings were boosted by $9.6 million of gains from the sale of non-strategic assets. Operating profit from the Registrant's Canadian operations before the impact of accounting changes was $34.4 million, $7.6 million better than 1991. The U.S. operating profit before accounting changes was $3.0 million, $12.1 million better than 1991.


Interest Expense, Net

In 1992, net interest expense decreased five percent due to lower interest rates and lower average debt levels in both the U.S. and Canada.


Income Taxes

Income tax expense decreased $0.4 million in 1992. The Canadian effective income tax rates were 42.7 percent in 1992 and 56.0 percent in 1991. Certain elements of the Canadian income tax provision which are fixed in amount were higher in 1991 but lower in 1992. The decrease in the Canadian effective tax rate in 1992 was caused by a lower percentage of these fixed amounts relative to the higher earnings experienced in 1992.


Net Loss

The Registrant's net loss in 1992, excluding charges resulting from the adoption of the new accounting rules, was $28.1 million. This was a 44 percent improvement over the 1991 net loss of $50.3 million. The Registrant's Canadian operations reported net income of $20.3 million, an $8.1 million increase over 1991. Canadian earnings benefitted from

$4.1 million of gains (net of tax), realized primarily from the sale of surplus land and a chemical admixtures business. In addition, expenses were reduced from actions taken in 1991 and during 1992 to streamline operations and reduce cost, and a reallocation of corporate overhead from the U.S. to Canada. Offsetting these gains were a nine percent decline in Canadian net sales due to weak shipments in eastern and central Canada, nonrecurring provisions for contingencies and restructuring, and a decrease in the value of the Canadian dollar. In the U.S., the net loss before accounting changes was $48.4 million, which was $14.1 million better than 1991. The U.S. improvement was primarily due to restructuring and cost reduction programs as well as better market conditions and higher prices in the Registrant's southern construction materials operations offset by reallocation of corporate overhead from Canada.


ENVIRONMENTAL MATTERS

The Registrant's operations, like those of other companies engaged in similar businesses, involve the use, release/discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. The Registrant's environmental compliance program includes an environmental policy designed to provide corporate direction for all operations and employees, routine compliance oversight of the Registrant's facilities, routine training and exchange of information by its environmental professionals, and routine and emergency reporting systems.

The Registrant has been, or is presently involved in certain environmental enforcement matters, in both the U.S. and Canada. Management's philosophy is to attempt to actively resolve such matters with the appropriate governmental authorities. In certain circumstances, notwithstanding management's belief that a particular alleged violation poses no significant threat to the environment, the Registrant may decide to resolve such matter by entering into a consent agreement and/or paying a penalty.

In 1992, the Registrant's four cement plants using hazardous waste derived fuels submitted certifications of compliance for the emission limits established under the federal Resource Conservation and Recovery Act ("RCRA"), Boiler and Industrial Furnaces ("BIF") regulations. The BIF regulations also require extensive record keeping of operational parameters and of fuels and raw materials used. The BIF regulations are extremely complex and certain provisions have been subject to different interpretations. The Registrant has received a notice of violation and/or a complaint alleging violations of the BIF regulations at each of four cement plants. These notices of violation and complaints were issued by the U.S. Environmental Protection Agency ("EPA") with respect to three plants and by the State of Michigan, which has been delegated BIF enforcement authority by the EPA, with respect to a fourth plant.

Although the details of each notice of violation or complaint are specific to the particular plant, a recurring issue has been the existence or adequacy of the plant's waste analysis plan to ensure compliance with the established allowable emission limits and feed rates. All of the Registrant's plants which are subject to the BIF regulations have revised their waste analysis plans and submitted them for approval. Furthermore, to reduce the potential recurrence of BIF violations, the Registrant has designated an employee who is responsible for managing the Registrant's BIF compliance, including routine auditing of plant operations and plant records which are required to document compliance with the BIF regulations. The current status of these BIF-related matters is as follows: With respect to the Demopolis, Alabama plant (which was sold by the Registrant in early 1993), the Registrant settled the matter by paying a penalty of $594,000, approximately one-third of the penalty originally proposed by the EPA. The State of Michigan has proposed a penalty of $979,750 with respect to the Alpena, Michigan plant and the EPA has proposed penalties of $619,800 with respect to the Paulding, Ohio plant and $1,200,474 with respect to the Fredonia, Kansas plant. The Registrant has submitted a response to each notice of violation and complaint setting forth certain defenses and factual information and has had meetings with the EPA and Michigan State officials to discuss the alleged violations and the possibilities of settlement. At this time, it is unknown whether the Registrant will be able to settle any or all of these matters or whether one or more adjudicatory proceedings will result.

In late February 1994, a decision was issued in a lawsuit challenging certain aspects of the BIF regulations. The court's decision, among other things, vacated the tier III standard for hydrocarbon emission levels and instructed the EPA to reconsider the tier III standard. Two of the Registrant's plants have been complying with the tier III standard and are currently not able to meet either the tier I standard or the tier II standard, which are the two remaining standards. The Registrant is evaluating potential raw material alternatives and technological modifications at these two plants to determine whether one or both of the plants could meet the tier I standard or the tier II standard. The Registrant is also working with the EPA to have an interim replacement standard put in place pending the EPA's reconsideration of the tier III standard. In the absence of the tier III standard or a substantially similar replacement standard, the Registrant might have to stop using supplemental fuels at one or both of these plants.

A by-product of many of the Registrant's cement manufacturing plants is cement kiln dust ("CKD"). CKD has been excluded from regulation as a hazardous waste under the so-called "Bevill Amendment" to RCRA until the EPA completes a study of CKD, determines if it is hazardous waste, and issues appropriate rules. On December 30, 1993, the EPA issued its Report to Congress and proposed five regulatory options for CKD. The EPA has solicited public comments on the Report to Congress and the regulatory options, following which it will make a final regulatory determination of how, if at all, CKD should be regulated in the future.
The Registrant is actively participating in this opportunity to submit comments and offer constructive regulatory alternatives. One of the regulatory alternatives being considered by the EPA would classify as a hazardous waste the CKD which is produced by facilities burning hazardous waste as a supplemental fuel. The Registrant's management does not believe that the data included in the Report to Congress support such an approach. If, however, this option is selected by the EPA, the Registrant could incur significant capital costs to meet these new standards, might have to stop using supplemental fuels at its plants, and/or might close one or more plants.

In 1993, the State of Michigan alleged that the Registrant's Alpena plant was managing CKD in violation of applicable state solid waste management requirements. The Registrant has formally responded to the State setting forth defenses and factual information and has had numerous meetings with State officials to discuss the matters raised, the possible technical solutions and the possibilities of settlement. Although significant progress has been made towards potential settlement, it is unknown at this time whether the Registrant will be able to settle this matter by agreeing to make certain operational changes at the plant and/or by paying a penalty, or whether an adjudicatory proceeding will result.

In another matter relating to the Alpena plant and CKD, the State of Michigan has contacted the Registrant and the former owner of the plant seeking remediation of an old CKD pile from which there is runoff of hazardous substances into Lake Huron. The Registrant has advised the State that it is not responsible for remediating this property because the property was expressly excluded in the purchase agreement pursuant to which the Registrant acquired the plant. The Registrant has advised the former plant owner of the Registrant's position on this matter.

In view of the current uncertainty regarding the future regulatory treatment of CKD and with the goal of minimizing long-term liability exposure, the Registrant has been assessing its management practices for CKD in the U.S. and Canada and is voluntarily taking remedial steps and instituting new management practices as well as assessing and modifying process operations, evaluating and using alternative raw materials and implementing new technologies for reducing the generation of CKD.

As with most industrial companies in the U.S., the Registrant is involved in certain remedial actions to clean up historical problem waste disposal sites as required by federal and state laws, which provide that responsible parties must fund remedial actions regardless of fault or legality at the time of the original disposal. In this regard, the Registrant is presently involved in approximately 15 federal and state administrative proceedings. At all but four of these sites, the Registrant is either a de minimis party or the Registrant has information to support its position that it did not contribute/dispose, or is not legally responsible for the disposal of materials at the site. With respect to two of the four sites, the Registrant has entered into consent agreements with the applicable governmental authorities and received approval in late 1993 to proceed with its proposed remediation plans. In these two cases, the Registrant has recorded provisions for exposure, but has sought to obtain contributions from other non-settling parties and/or believes that its liability insurance covers these costs and is pursuing recovery from its insurers. At a third site, the Registrant has undertaken remediation under a state order of property which the Registrant had leased to an automobile workshop that had a leaking underground storage tank. The lessee vacated the property and did not have the financial resources to clean up the site. The Registrant has completed remediation of the site and is awaiting state approval. The fourth site is the old CKD pile at the Alpena plant discussed above.

The 1990 Clean Air Act Amendments have the potential to result in significant capital expenditures and operational expenses for the Registrant. The Clean Air Act Amendments established a new federal operating permit and fee program for virtually all manufacturing operations. By 1995, the Registrant's U.S. operations that are deemed to be "major sources" of air pollution will have to submit detailed permit applications and pay recurring permit fees. To ensure the timely submittal and completeness of permit applications for the Registrant's "major sources", the Registrant has designated an employee to manage the identification of "major sources", prepare permit applications, and negotiate permit terms with the appropriate state agencies. The EPA is also developing air toxics regulations for a broad spectrum of industrial sectors including portland cement manufacturing. The EPA has indicated that the new maximum available control technology ("MACT") standards could force a significant reduction of air pollutants below existing levels. The Registrant is actively participating with other cement manufacturers in working with the EPA to define test protocols, better define the scope of MACT standards and develop realistic emission limitations for the portland cement industry. Until the EPA better defines the applicability and scope, and the proposed emission standards, management cannot determine whether technology in fact exists today to meet such standards and, if it does, the facilities which will be required to install additional controls and the associated costs for such controls.

The Registrant's ready-mixed concrete operations generate a cement sludge from concrete recycling. Governmental authorities, especially in Canada, are beginning to focus on regulating management of this residual waste. The Registrant has been voluntarily assessing its cement sludge management practices in the U.S. and Canada. The Registrant hopes to identify new technologies, process modifications and alternative raw materials/additives with the goal of reducing the generation of cement sludge and/or establishing alternative management practices.

Because of differences between requirements in the U.S. and Canada, and the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverage, and/or enforcement related activities and costs, it is difficult for management to estimate the ultimate level of the Registrant's expenditures related to environmental matters. The Registrant's capital expenditures and operational expenses for environmental matters have increased, and are likely to increase in the future. The Registrant, however, cannot determine at this time if capital expenditures and other remedial actions that the Registrant has taken, or may in the future be required to undertake, in order to comply with the laws governing environmental protection will have a material effect upon its capital expenditures or earnings.

MANAGEMENT'S DISCUSSION OF CASH FLOWS

The Consolidated Statements of Cash Flows summarize the Registrant's main sources and uses of cash. These statements show the relationship between operations which are presented in the Consolidated Statements of Income and liquidity and financial resources which are depicted in the Consolidated Balance Sheets.

The Registrant's liquidity requirements arise primarily from the funding of its capital expenditures, working capital needs, debt service obligations and dividends. The Registrant has met its operating liquidity needs primarily through internal generation of cash and expects to continue to do so for both the short-term and long-term. However, because of the seasonality of the Registrant's business, it must borrow to fund operating activities during the spring and summer.

The net cash provided by operations for each of the three years presented reflects the Registrant's net income (loss) adjusted primarily for depreciation, depletion and amortization, changes in working capital, restructuring charges in 1993, and the cumulative effect of accounting changes in 1992. Depreciation and depletion increased in 1992 from 1991 because of capital expenditures and acquisitions but declined in 1993 due to lower capital spending and divestments. In addition, net income (loss) was adjusted by the provision for bad debts. This provision has declined over the three year period due to tighter credit policies and a healthier construction market in 1993. During all three years presented, net income (loss) was also adjusted for the turnaround of deferred income taxes, primarily from reversing depreciation differences in Canada, and changes in working capital, which is discussed in Management's Discussion of Financial Position. Finally, net income (loss) from operations was adjusted for gains on sales of assets and other noncash charges and credits. These charges and credits consist principally of equity income net of dividends received, other postretirement benefit accruals, increases in prepaid pension assets and minority interests.

Cash flows invested consist primarily of capital expenditures and acquisitions partially offset by proceeds on property, plant and equipment dispositions. Sales of property, plant and equipment during 1993 and 1992 included significant divestments of non-strategic assets. During 1993 the Registrant's proceeds from the sale of non-strategic assets and surplus land totalled approximately $68.9 million. In 1992 the proceeds from divestment of several construction materials businesses and surplus land totalled $25.1 million. Capital investments, including acquisitions, by product line were as follows (in millions):

                                                        Years Ended December 31
                                                   ---------------------------------
                                                    1993         1992          1991
                                                   ---------------------------------
Cement                                             $ 27.2       $ 28.0        $ 34.1
Construction materials                               45.8         30.8          72.4
Other                                                 0.6          0.5           0.3
                                                   ---------------------------------
Total capital investments                          $ 73.6       $ 59.3        $106.8
                                                   =================================

Capital investments related to existing operations are not expected to exceed $130 million in 1994. This capital spending is anticipated to be funded by cash flows from operations, after dividends, and proceeds from divestments.

During 1993, the Registrant continued its program to regain financial flexibility by reducing its debt position. Debt was reduced by cash flows from operations, divestments and proceeds from the sale of Common Shares. Net cash outflows from financing activities were $124.4 million in 1993 and $14.9 million in 1992. In 1991, cash flows from financing activities were $26.3 million, reflecting borrowings required to finance a portion of the Registrant's capital investments.

In February 1993, the Registrant sold its Demopolis, Alabama cement facility and other related assets for approximately $50 million cash. In early 1992, the Registrant sold 1.7 million Exchangeable Shares of LCI, a wholly owned subsidiary, that it had accumulated through exchange transactions for net proceeds of $25.8 million. In October 1993 the Registrant completed an offering of 6.75 million Common Shares priced at $18.25 per share. The net proceeds from the offering, which were used initially to reduce long-term debt, totalled $117.6 million. The Registrant intends to apply the proceeds to internal capital improvement projects and investment or acquisition opportunities to enhance or expand the Registrant's competitive position in the U.S. and Canada.

The Registrant has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. Effective December 15, 1993, the Registrant extended the maturity of its $200 million committed credit facility to December 31, 1996. Although none of the credit facility had been drawn down at December 31, 1993, approximately $11 million was utilized to back outstanding short-term bank loans.

Most of the Registrant's cash and cash equivalents are in Canada. If the cash were transferred to the U.S., a 10 percent withholding tax would be levied in Canada which, because of the Registrant's U.S. net operating loss position, would not provide an offsetting tax credit in the U.S.

MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets summarize the Registrant's financial position at December 31, 1993 and 1992.

The value reported for Canadian dollar denominated net assets decreased from December 31, 1992 as a result of a drop in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 1993 the U.S. dollar equivalent of a Canadian dollar was $ .76 versus $ .79 at December 31, 1992.

Working capital, excluding cash and current portion of long-term debt, decreased $6.5 million as a result of the drop in the value of the Canadian dollar relative to the U.S. dollar. The impact of these exchange rate changes was to reduce accounts receivable by $5.8 million, inventories by $4.0 million, and accounts payable by $2.7 million.

Working capital, excluding cash, current portion of long-term debt and the impact of exchange rate changes, decreased $49.2 million from December 31, 1992 to December 31, 1993. Accounts receivable increased $14.3 million during the year primarily due to a five percent increase in net sales in the fourth quarter of 1993 compared to 1992. (Net sales are detailed in Management's Discussion of Income). Inventories decreased $36.1 million mainly due to a seven percent increase in cement shipments in the fourth quarter resulting from the continued improvement in the construction market coupled with milder weather conditions in most of the Registrant's major markets. Also contributing to the decline in inventories was the impact of divestments. The increase in other current assets was due to higher deferred income tax assets. Accounts payable and accrued liabilities increased $38.8 million, mainly due to the $21.6 million restructuring accrual and the timing of purchases and payments.

Net property, plant and equipment decreased $101.6 million during 1993. The impact of exchange rates resulted in $16.0 million of this decrease. Depreciation and divestments were $108.5 million and $51.9 million. Capital expenditures and acquisitions totalled $67.2 million.

The excess of cost over net assets of businesses acquired related primarily to a 1981 U.S. acquisition. During 1993, this balance decreased primarily due to current year amortization. Other long-term liabilities increased $13.9 million during 1992. The increase was due to higher minority interests of $12.4 million primarily resulting from a construction materials joint venture in Canada ($7.2 million) and proceeds from the expropriation of property in a U.S. construction materials joint venture ($4.7 million). The adoption of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions", was recorded effective January 1, 1992 and resulted in the establishment of a $111.0 million liability. The related 1993 and 1992 accruals, net of actual payments, were $4.5 million and $6.0 million, respectively. The new accounting standard requires that the expected cost of retiree health care and life insurance benefits be charged to expense during the years that the employees render service rather than the Registrant's past practice of recognizing these costs on a cash basis.

The Registrant's capitalization is summarized in the following table:


                                                                   December 31
                                                          -----------------------------
                                                            1993                  1992
                                                          -----------------------------
Long-term debt                                             26.6%                  35.8%
Other long-term liabilities                                17.0%                  15.6%
Shareholders' equity                                       56.4%                  48.6%
                                                          -----------------------------
Total capitalization                                      100.0%                 100.0%
                                                          =============================

The increase in shareholders' equity is discussed in Management's Discussion of Shareholders' Equity. The decline in long-term debt is discussed in Management's Discussion of Cash Flows.

MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

The Consolidated Statements of Shareholders' Equity summarize the activity in each of the components of shareholders' equity for the three years presented. Shareholder's equity increased $91.7 million in 1993. The increase was mainly due to the October 1993 sale of 6.75 million shares of Common Shares for net proceeds of $117.6 million. Also positively impacting 1993 shareholders' equity was net income of $5.9 million. Partially offsetting these increases were dividend payments, net of reinvestments of $14.3 million, and a change in the foreign currency translation adjustments of $24.6 million resulting from a decline in the value of the Canadian dollar relative to the U.S. dollar.

Shareholders' equity decreased $142.0 million in 1992 due to the net loss of $100.6 million, a change in the foreign currency translation adjustments of $62.8 million resulting from a significant decline in the value of the Canadian dollar relative to the U.S. dollar and dividend payments, net of reinvestments, totalling $7.7 million. Offsetting these declines were the sale of 1.7 million Exchangeable Shares of LCI in February 1992 for net proceeds of $25.8 million.

Common equity interests include Common Shares and the LCI Exchangeable Shares, which have comparable voting, dividend and liquidation rights. Common Shares are traded on the New York Stock Exchange under the ticker symbol "LAF" and on The Toronto Stock Exchange and the Montreal Exchange. The Exchangeable Shares are traded on the Montreal Exchange and The Toronto Stock Exchange.

The following table reflects the range of high and low closing prices of Common Shares by quarter for 1993 and 1992 as quoted on the New York Stock Exchange:

                                                                  Quarters Ended
                                           ----------------------------------------------------------
                                             March            June             Sept.            Dec.
                                               31              30               30               31
                                           ----------------------------------------------------------
1993 Stock Prices
   High                                     $17-3/4          $17-3/4         $19-3/4          $22-7/8
   Low                                       14-3/4           15              15-1/8           18-1/4


1992 Stock Prices
   High                                     $15-3/8          $17-7/8         $16              $15-1/8
   Low                                       12-1/2           14-1/8          12-1/8           11-7/8
                                           ==========================================================

Dividends are summarized in the following table (in thousands, except per share amounts):

                                                             Years Ended December 31
                                                      ------------------------------------
                                                         1993          1992         1991
                                                      ------------------------------------
Common equity dividends                               $ 18,390      $ 17,606      $ 19,599
Less dividend reinvestments                             (4,073)       (9,918)      (10,227)
                                                      ------------------------------------
Net cash dividend payments                            $ 14,317      $  7,688      $  9,372
                                                      ====================================
Common equity dividends
  per share                                           $    .30      $    .30      $    .35
                                                      ====================================


Net dividend payments during 1993 were higher than 1992 because of an increase in the number of shares outstanding during the year and a decrease in the reinvestment of dividends.

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data provides both a handy reference for some data frequently requested about the Registrant and a useful record in reviewing trends.

The Selected Consolidated Financial Data for 1990 and 1989 has been restated from January 1, 1989 to reflect the Missouri Portland/Davenport acquisition.

The Registrant's net sales increased six percent from 1989 to 1990 because of acquisitions and, to a lesser extent, increased business activity in the Registrant's markets. The 11 percent decline in the Registrant's net sales from 1990 to 1991 reflects the lower sales volumes during the recession, whereas the four percent decline from 1991 to 1992 was caused by sluggish construction activity in central and eastern Canada coupled with a decline in the average value of the Canadian dollar. The one percent decline from 1992 to 1993 was due to the drop in the value of the Canadian dollar and lost sales from divested operations, partially offset by a four percent increase in average cement net sales prices and higher cement and construction materials sales volumes as discussed in Management's Discussion of Income.

Inflation has not been a significant factor in the Registrant's sales or earnings growth due to lower inflation rates in recent years, and because the Registrant continually attempts to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs. The ability to recover increasing costs by obtaining higher prices for the Registrant's products varies with the level of activity in the construction industry and the availability of products to supply a local market.

During 1989 and 1990, the Registrant's cement selling price increases in the U.S. and in Canada were generally less than the rate of inflation. In 1991, that pattern continued in the U.S.; however, Canadian selling prices were relatively stable in 1991. In 1992, selling prices in the U.S. decreased 1.4 percent while Canadian selling prices increased one percent. In 1993 selling prices in the U.S. increased six percent while average Canadian prices were unchanged despite depressed volumes and competitive pressures in Ontario.

Net cash provided by operations consists primarily of net income (loss), adjusted primarily for depreciation, restructuring charges in 1993 and, in 1992, the cumulative effect of changes in accounting principles. The Registrant is in a capital intensive industry and as a result recognizes large amounts of depreciation. The Registrant has used the cash provided by operations primarily to expand its markets and to improve the performance of its plants and other operating equipment.

Capital expenditures and acquisitions totalled $771.1 million over the five years and included the acquisition of The Standard Slag Company (Part of the U.S. Region) which has a network of aggregates and construction materials businesses located in the U.S. Great Lakes area. Other significant investments during the period included a variety of cement plant projects to increase production capacity and reduce costs, the installation of waste fuel receiving and handling facilities, the building of additional distribution terminals to extend markets and improve existing supply networks, acquisitions of ready-mixed concrete plants and aggregate operations, and modernization of the construction materials mobile equipment fleet.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)



                                                                         Years Ended December 31
                                                           ---------------------------------------------------
                                                              1993                1992                 1991
                                                           ---------------------------------------------------
NET SALES                                                  $1,494,491           $1,511,231          $1,568,829
                                                           ---------------------------------------------------
Costs and Expenses
     Cost of goods sold                                     1,242,246            1,289,394           1,344,532
     Selling and administrative                               161,449              184,792             198,501
     Interest expense, net                                     42,732               49,398              51,954
     Other (income) expense, net                               (1,007)               9,060               8,096
     Restructuring                                             21,600                    -                   -
                                                           ---------------------------------------------------
Total costs and expenses                                    1,467,020            1,532,644           1,603,083
                                                           ---------------------------------------------------
Pre-tax income (loss)                                          27,471              (21,413)            (34,254)
Income taxes                                                   21,574               15,700              16,111
                                                           ---------------------------------------------------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLES                                      5,897              (37,113)            (50,365)
Cumulative effect of change in
  accounting principles                                             -              (63,531)                  -
                                                           ---------------------------------------------------
NET INCOME (LOSS)                                          $    5,897           $ (100,644)         $  (50,365)
                                                           ===================================================

NET INCOME (LOSS) PER COMMON
  EQUITY SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES - PRIMARY AND
  ASSUMING FULL DILUTION                                   $     0.10           $    (0.63)         $    (0.90)
Cumulative effect of change in
  accounting principles                                             -                (1.09)                  -
                                                           ---------------------------------------------------
NET INCOME (LOSS) PER COMMON
  EQUITY SHARE - PRIMARY AND
  ASSUMING FULL DILUTION                                   $     0.10           $    (1.72)         $    (0.90)
                                                           ===================================================

DIVIDENDS PER COMMON EQUITY SHARE                          $     0.30           $     0.30          $     0.35
                                                           ===================================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 Years Ended December 31
                                                                   -------------------------------------------------
                                                                       1993               1992               1991
                                                                   ------------------------------------------------
CASH FLOWS FROM OPERATIONS
   Net income (loss)                                               $   5,897            $(100,644)        $ (50,365)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by operations:
       Depreciation, depletion,
         and amortization                                            114,970              125,198           118,515
       Provision for bad debts                                         5,735                6,371             9,906
       Deferred income taxes                                          (5,676)              (8,729)           (5,692)
       Gain on sale of assets                                        (16,995)             (10,934)             (103)
       Cumulative effect of change
         in accounting principles                                          -               63,531                 -
       Restructuring                                                  21,600                    -                 -
       Other noncash charges and
         credits, net                                                    757                3,456            (1,444)
       Changes in operating working
         capital (see below)*                                         28,584               (1,580)            1,783
                                                                   ------------------------------------------------
NET CASH PROVIDED BY OPERATIONS                                      154,872               76,669            72,600
                                                                   ------------------------------------------------
CASH FLOWS INVESTED
   Capital expenditures                                              (58,427)             (54,939)          (95,792)
   Acquisitions                                                      (15,203)              (4,338)          (11,050)
   Proceeds from property, plant
     and equipment dispositions                                       68,940               25,140             5,986
   Note receivable, net                                                    -                    -            15,745
   Other                                                               3,933               (3,417)           (7,769)
                                                                   ------------------------------------------------
NET CASH INVESTED                                                       (757)             (37,554)          (92,880)
                                                                   ------------------------------------------------
CASH FLOWS FROM FINANCING
   Additional long-term borrowings                                    23,000               77,519           171,381
   Repayment of long-term debt                                      (257,834)            (113,781)         (142,280)
   Issuance of equity securities, net                                124,713               29,088             6,590
   Dividends, net of reinvestments                                   (14,317)              (7,688)           (9,372)
                                                                   ------------------------------------------------
NET CASH PROVIDED (CONSUMED) BY FINANCING                           (124,438)             (14,862)           26,319
                                                                   ------------------------------------------------
Effect of exchange rate changes                                       (5,041)             (12,350)              (81)
                                                                   ------------------------------------------------
NET INCREASE IN CASH                                                  24,636               11,903             5,958
CASH AT THE BEGINNING OF THE YEAR                                     84,658               72,755            66,797
                                                                   ------------------------------------------------
CASH AT THE END OF THE YEAR                                        $ 109,294            $  84,658         $  72,755
                                                                   ================================================
*ANALYSIS OF CHANGES IN WORKING
   CAPITAL ITEMS
   Receivables, net                                                $ (20,166)           $ (16,548)        $  16,518
   Inventories                                                        32,841               10,186            (4,344)
   Other current assets                                               (1,912)              (4,081)            4,999
   Accounts payable and accrued liabilities                           16,798              (10,425)          (14,687)
   Income taxes payable                                                1,023               19,288              (703)
                                                                   ------------------------------------------------
NET CHANGE IN OPERATING WORKING CAPITAL                            $  28,584           $   (1,580)       $    1,783
                                                                   ================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                          December 31
                                                                                --------------------------------
                                                                                   1993                   1992
                                                                                --------------------------------
ASSETS
Cash and cash equivalents                                                       $  109,294            $   84,658
Receivables, net                                                                   253,207               244,694
Inventories                                                                        186,082               222,205
Other current assets                                                                36,661                28,585
                                                                                --------------------------------
Total current assets                                                               585,244               580,142
Property, plant and equipment, net                                                 880,724               982,277
Excess of cost over net assets of
  businesses acquired, net                                                          39,636                43,049
Other assets                                                                       168,114               161,973
                                                                                --------------------------------
TOTAL ASSETS                                                                    $1,673,718            $1,767,441
                                                                                ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                        $  226,585            $  190,544
Income taxes payable                                                                28,846                28,799
Current portion of long-term debt                                                   14,373               107,773
                                                                                --------------------------------
Total current liabilities                                                          269,804               327,116
Long-term debt                                                                     373,230               515,233
Other long-term liabilities                                                        239,019               225,162
                                                                                --------------------------------
Total liabilities                                                                  882,053             1,067,511
                                                                                --------------------------------

Common Equity Interests

   Common Shares ($1.00 par value;
     authorized 110.1 million shares;
     issued 55.3 and 46.6 million
     shares, respectively)                                                          55,290                46,605
   Exchangeable Shares (no par or stated
     value; authorized 24.3 million
     shares; issued 11.6 and 12.8 million
     shares, respectively)                                                          78,443                85,689
Additional paid-in capital                                                         535,685               408,338
Retained earnings                                                                  164,702               177,195
Foreign currency translation adjustments                                           (42,455)              (17,897)
                                                                                --------------------------------
Total shareholders' equity                                                         791,665               699,930
                                                                                --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $1,673,718            $1,767,441
                                                                                ================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)




                                                                      Years Ended December 31
                                            -------------------------------------------------------------------------------
                                                    1993                       1992                         1991
                                            -------------------------------------------------------------------------------
                                             Amount       Shares        Amount        Shares          Amount       Shares
PREFERRED STOCK
   Balance at January 1                      $      -           -      $      -              -       $  1,006         1,006
   Redemption of Third
     Preferred Stock                                -           -             -              -         (1,006)       (1,006)
                                             ------------------------------------------------------------------------------
Balance at December 31                       $      -           -      $      -              -       $      -             -
                                             ==============================================================================
COMMON EQUITY INTERESTS
   COMMON SHARES
     Balance at January 1                    $ 46,605      46,605      $ 45,683         45,683       $ 44,422        44,422
     Issuance of Common Shares for:
       Dividend reinvestment plans                168         168           664            664            721           721
       Sale of Common Shares                    6,750       6,750             -              -              -             -
       Employee stock purchase plan                45          45            51             51             54            54
       Systech acquisition agreement                -           -             -              -            451           451
     Exchange of Exchangeable Shares            1,286       1,286            26             26              3             3
     Exercise of stock options                    436         436           181            181             32            32
                                             ------------------------------------------------------------------------------
Balance at December 31                       $ 55,290      55,290      $ 46,605         46,605       $ 45,683        45,683
                                             ==============================================================================
   EXCHANGEABLE SHARES
       Balance at January 1                  $ 85,689      12,767      $ 72,384         10,976       $ 70,285        10,841
       Issuance of Exchangeable
         Shares for:
         Dividend reinvestment plans            1,027          64           975             66          1,035            71
         Employee stock purchase plan             257          38           419             51          1,081            67
         Sale of Exchangeable Shares                -           -        12,086          1,700              -             -
       Exchange of Exchangeable Shares         (8,667)     (1,286)         (175)           (26)           (17)           (3)

       Exercise of stock options                  137          13             -              -              -             -
                                             ------------------------------------------------------------------------------
   Balance at December 31                    $ 78,443      11,596      $ 85,689         12,767       $ 72,384        10,976
                                             ==============================================================================
ADDITIONAL PAID-IN CAPITAL
   Balance at January 1                      $408,338                  $383,559                      $369,095
   Issuance of Common and/or
     Exchangeable Shares for:
       Dividend reinvestment plans              2,877                     8,279                         8,472
       Sale of Common Shares                  110,869                         -                             -
       Employee stock purchase plan             1,073                     1,187                           709
       Systech acquisition agreement                -                         -                         4,121
       Sale of Exchangeable Shares                  -                    13,648                             -
   Exchange of Exchangeable Shares              7,381                       148                            14
   Exercise of stock options                    5,147                     1,517                           393
   Redemption of Third Preferred
     Stock                                          -                         -                           755
                                             ------------------------------------------------------------------------------
Balance at December 31                       $535,685                  $408,338                      $383,559
                                             ==============================================================================
RETAINED EARNINGS
   Balance at January 1                      $177,195                  $295,445                      $365,409
   Net income (loss)                            5,897                  (100,644)                      (50,365)
   Dividends-common equity interests          (18,390)                  (17,606)                      (19,599)
                                             ------------------------------------------------------------------------------
Balance at December 31                       $164,702                  $177,195                      $295,445
                                             ==============================================================================
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
   Balance at January 1                      $(17,897)                 $ 44,873                      $ 42,213
   Translation adjustments                    (24,558)                  (62,770)                        2,660
                                             ------------------------------------------------------------------------------
Balance at December 31                       $(42,455)                 $(17,897)                     $ 44,873
                                             ==============================================================================
TOTAL SHAREHOLDERS' EQUITY                   $791,665                  $699,930                      $841,944
                                             ==============================================================================



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Together with its subsidiaries, Lafarge Corporation (the "Registrant"), a Maryland corporation, is engaged in the production and sale of cement, ready-mix concrete, aggregates and other concrete products. The Registrant operates in the U.S. and its major operating subsidiary, LCI, operates in Canada. The Registrant's wholly-owned subsidiary, Systech Environmental Corporation, and its Canadian affiliate (together "Systech"), are involved in the conversion of waste into fuels for use in cement kilns. Lafarge Coppee S.A., a French corporation, and certain of its affiliates ("Lafarge Coppee") own a majority of the voting securities of the Registrant.


ACCOUNTING AND FINANCIAL REPORTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Registrant and all of its majority-owned subsidiaries (the "Registrant"), after the elimination of intercompany transactions and balances. Investments in affiliates in which the Registrant has less than a majority ownership are accounted for by the equity method.

Foreign Currency Translation

Assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Revenue and expense accounts for this subsidiary are translated using the average exchange rate during the period. Foreign currency translation adjustments are disclosed as a separate item in shareholders' equity.

Revenue Recognition

Revenue from the sale of cement, concrete products and aggregates is recorded at the time the products are shipped. Revenue from waste recovery and disposal is recorded at the time the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method.

Change in Accounting Principles

Effective January 1, 1992 the Registrant adopted Statements of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for
Postretirement Benefits Other than Pensions," and No. 109, "Accounting for Income Taxes." The cumulative effect of these changes in accounting principles of $63.5 million (after-tax) was recorded as a charge to expense in 1992.

                         Other Postretirement Benefits

SFAS No. 106 requires that the expected cost of retiree health care and life insurance benefits be charged to expense during the years that the employees render service rather than the Registrant's practice, prior to 1992, of recognizing these costs on a cash basis. The January 1, 1992 noncash cumulative charge for the adoption of this standard was $86.1 million, or $1.47 per share, after income taxes of $24.9 million. This charge represents the discounted present value of expected future benefits attributed to employees' service rendered prior to January 1, 1992. The adoption of this accounting principle also reduced 1992 pre-tax income by approximately $6.0 million. The amount of claims paid for these benefits was approximately $7.2 million, $5.5 million and $3.9 million during 1993, 1992 and 1991, respectively.

                                  Income Taxes

SFAS No. 109 requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The January 1, 1992 noncash cumulative credit recognized as income for the adoption of this standard was $22.6 million, or $.39 per share. The adoption of SFAS No. 109 reduced 1992 pre-tax income from continuing operations by $3.4 million.

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, "cash" includes cash and cash equivalents. The Registrant considers liquid investments purchased with a maturity of three months or less to be cash equivalents. Because of the short maturity of those investments, their carrying amount approximates fair value.

Inventories

Inventories are valued at lower of cost or market. The majority of the Registrant's U.S. inventories, other than maintenance and operating supplies, are stated at last-in, first-out ("LIFO") cost and all other inventories are valued at average cost.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from three years on light mobile equipment to forty years on certain buildings. Land and mineral deposits include depletable raw material reserves on which depletion is recorded using a units-of-production method.

Excess of Cost Over Net Assets of Businesses Acquired

The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods not exceeding forty years. The amortization recorded for 1993, 1992 and 1991 was $4.3 million, $5.4 million and $6.4 million, respectively. Accumulated amortization at December 31, 1993 and 1992 was $38.2 million and $33.9 million, respectively.

Research and Development

The Registrant is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.3 million, $8.1 million and $7.5 million for 1993, 1992 and 1991, respectively.

Interest

No interest was capitalized during 1993, 1992 or 1991. Interest income of $5.3 million, $4.5 million and $3.3 million, has been applied against interest expense for 1993, 1992 and 1991, respectively. The interest differential to be paid or received as a result of interest rate swaps is accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense.

Net Income Per Common Equity Share

The calculation of net income per common equity share is based on the weighted average number of the Registrant's Common Shares and the Exchangeable Preference Shares of LCI ("Exchangeable Shares") outstanding in each period and the assumed exercise of stock options. The weighted average number of shares and share equivalents outstanding was (in thousands) 61,636, 58,652 and 55,925 in 1993, 1992 and 1991, respectively. The computation of fully diluted earnings per share was antidilutive in 1993, 1992 and 1991.


Other Postemployment Benefits

In December 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Accounting for Other Postemployment Benefits." SFAS No. 112 requires the accrual of the estimated cost of benefits provided to former or inactive employees after employment but before retirement. These benefits include long-term disability, temporary disability income, medical coverage continuation and COBRA medical coverage continuation. This new standard, which the Registrant must adopt by 1994, requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The Registrant will adopt this new standard on January 1, 1994. The impact of adopting this standard will not be material to the Registrant's financial position and operating results.


RESTRUCTURING

In the fourth quarter of 1993, the Registrant recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits, or $.27 per share) to cover the direct expenses of restructuring the Registrant's North American business units to increase organizational efficiency. The primary components of the restructuring charge are separation benefits for approximately 350 employees, employee relocation costs and early retirement benefits for eligible employees electing early retirement. The charge also includes expenses such as office relocation and lease termination.

The restructuring plan entails the consolidation of eleven regional operating units into six units in the Registrant's two main business lines. This consolidation reduces management layers, eliminates duplicative administrative functions and standardizes procedures and information systems. Manufacturing and distribution facilities will not be materially affected by the restructuring.


RECEIVABLES

Receivables consist of the following (in thousands):

                                                                           December 31
                                                                    -------------------------
                                                                       1993           1992
                                                                    -------------------------
Trade and note receivables                                          $  269,600      $ 261,382
Retainage on long-term contracts                                         7,679          7,565
Allowances                                                             (24,072)       (24,253)
                                                                    -------------------------
Total receivables, net                                              $  253,207      $ 244,694
                                                                    =========================

INVENTORIES

Inventories consist of the following (in thousands):

                                                                           December 31
                                                                    -------------------------
                                                                      1993            1992
                                                                    -------------------------
Finished products                                                   $  89,700       $ 109,105
Work in process                                                        10,681          18,988
Raw materials and fuel                                                 39,668          43,416
Maintenance and operating supplies                                     46,033          50,696
                                                                    -------------------------
Total inventories                                                   $ 186,082       $ 222,205
                                                                    =========================

Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $54.8 million and $74.4 million at December 31, 1993 and 1992, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $7.5 million and $9.7 million, respectively.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                            December 31
                                                                     ---------------------------
                                                                        1993             1992
                                                                     ---------------------------
Land and mineral deposits                                            $  194,265       $  198,073
Buildings, machinery and equipment                                    1,650,884        1,742,165
Construction in progress                                                 21,434           38,213
                                                                     ---------------------------
Property, plant and equipment,
  at cost                                                             1,866,583        1,978,451
Less accumulated depreciation and
  depletion                                                            (985,859)        (996,174)
                                                                     ---------------------------
Total property, plant and equipment,
  net                                                                $  880,724       $  982,277
                                                                     ===========================

OTHER ASSETS

Other assets consist of the following (in thousands):

                                                                             December 31
                                                                  ----------------------------------
                                                                      1993                    1992
                                                                  ----------------------------------
Long-term receivables                                             $  23,896                $  26,788
Investments in unconsolidated
  companies                                                          37,688                   36,817
Prepaid pension asset                                                56,493                   48,820
Property held for sale                                               26,235                   26,053
Other                                                                23,802                   23,495
                                                                  ----------------------------------
Total other assets                                                $ 168,114                $ 161,973
                                                                  ==================================

Property held for sale represents certain permanently closed cement plants and land which are carried at the lower of cost or estimated net realizable value.


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                             December 31
                                                                  ----------------------------------
                                                                      1993                    1992
                                                                  ----------------------------------
Trade accounts payable                                            $  73,164                $  72,679
Accrued payroll expense                                              36,558                   37,524
Accrued interest expense                                              5,375                    7,195
Restructuring                                                        21,600                        -
Other accrued expenses                                               89,888                   73,146
                                                                  ----------------------------------
Total accounts payable and
  accrued liabilities                                             $ 226,585                $ 190,544
                                                                  ==================================

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                December 31
                                                                       -------------------------------
                                                                           1993                  1992
                                                                       -------------------------------
Long-term bank loan maturing in
  1995 bearing interest at a fixed
  rate of 8.6 percent                                                  $  20,000            $  118,000

Medium-term notes maturing in
  various amounts between 1994 and
  2006, bearing interest at fixed
  rates which range from 8.9 percent
  to 9.8 percent                                                         215,000               245,000

7% Convertible Debentures maturing
  in 2013, convertible into Common
  shares at a conversion price of
  $22.125 per share, with sinking
  fund requirements beginning in 1999                                    100,000               100,000

Short-term bank loans backed by a
  long-term revolving credit facility
  with a weighted average interest rate
  of 3.4 percent                                                          11,060                83,775

Tax-exempt bonds maturing in various
  amounts between 1994 and 2011, bearing
  interest at floating rates which range
  from 3.1 percent to 6.0 percent                                         37,400                48,242

Other                                                                      4,143                27,989
                                                                       -------------------------------
Subtotal                                                                 387,603               623,006
Less current portion                                                     (14,373)             (107,773)
                                                                       -------------------------------
Total long-term debt                                                   $ 373,230            $  515,233
                                                                       ===============================


The fair value of long-term debt at December 31, 1993 was approximately $428.0 million. This fair value was estimated based upon quoted market prices or current interest rates offered to the Registrant for debt of the same maturity. The Registrant, does not generally anticipate the refinancing of these obligations prior to maturity.

The Registrant is a party to $98 million net notional amount of interest rate swap agreements which have effectively fixed the interest rates on its floating rate debt. The fixed rates payable under these agreements have a weighted average of 9.3 percent with terms expiring at various dates from 1996 through 2000.

The Registrant is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements, but does not anticipate nonperformance by such parties. Based on current market interest rates, the net termination cost at December 31, 1993 for the Registrant to unwind its various hedging positions was approximately $17.0 million.

Annual principal payment requirements on long-term debt for each of the five years in the period ending December 31, 1998, after the exclusion of short-term bank loans for which anticipated refinancing is available, are as follows (in millions):

                       1994          1995          1996          1997           1998          Thereafter
                      ----------------------------------------------------------------------------------
Repayments            $ 14.4        $ 45.1        $ 30.8        $ 26.7         $ 29.2           $241.4
                      ----------------------------------------------------------------------------------

Effective December 15, 1993, the Registrant extended the maturity of its $200 million revolving credit facility to December 1996. At the end of 1993, no amounts were outstanding under the revolving credit facility. The Registrant is required to pay annual commitment fees of up to one-quarter of one percent of the unused portion of the funds available for borrowing under these credit agreements. There was approximately $11.1 million of short-term debt backed by the revolving credit facility outstanding at December 31, 1993. The revolving credit facility and several other off-balance sheet arrangements are generally at market conditions.

The Registrant's debt agreements require the maintenance of certain financial ratios relating to cash flow, leverage, working capital and net worth. At December 31, 1993, the Registrant was in compliance with these requirements.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

                                                                            December 31
                                                                  --------------------------------
                                                                      1993                 1992
                                                                  --------------------------------
Deferred income taxes                                             $ 101,395              $ 103,196
Minority interests                                                   13,906                  1,534
Other postretirement benefits                                       120,676                116,598
Other                                                                 3,042                  3,834
                                                                  --------------------------------
Total other long-term liabilities                                 $ 239,019              $ 225,162
                                                                  ================================


PREFERRED STOCK

At December 31, 1990, there were 9.0 million shares of the Registrant's Third Preferred Stock authorized, of which 1 million were outstanding. These shares were issued at a par value of $1.00 per share and were held by Lafarge Coppee. The holders were entitled to one vote per share. The shares were not entitled to any equity participation or dividends and had a cash redemption and liquidation value of $.25 per share. The Third Preferred Stock had certain mandatory redemption provisions and all outstanding shares were redeemed under these provisions on December 31, 1991. The Registrant's charter provides that redeemed shares of Third Preferred Stock automatically become authorized but unissued shares of Common stock.


COMMON EQUITY INTERESTS

Holders of Exchangeable Shares have voting, dividend and liquidation rights which parallel those of holders of the Registrant's Common Shares. The Exchangeable Shares are exchangeable into the Registrant's Common Shares on a one-for-one basis. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the Registrant's Common Shares. The Registrant has agreed not to pay dividends on its Common Shares without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

At December 31, 1993 the Registrant had reserved for issuance approximately
13.4 million Common Shares to allow for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the Registrant's stock option program (3.3 million), employee stock purchase plan (.8 million), conversion of the Convertible Debentures (4.5 million) and issuances pursuant to the Registrant's optional stock dividend plan (.5 million).

In February 1992, the Registrant sold 1.7 million Exchangeable Shares that it had accumulated through exchange transactions for net proceeds of $25.8 million.

On October 13, 1993, the Registrant sold 6.75 million Common Shares for $18.25 per share with net proceeds of $117.6 million. Lafarge Coppee, the Registrant's majority shareholder, purchased 1.0 million of these shares.


OPTIONAL STOCK DIVIDEND PLAN

The Registrant has an optional stock dividend plan which permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.


STOCK OPTION AND PURCHASE PLANS

Options to purchase the Registrant's Common Shares and Exchangeable Shares have been granted to key employees of the Registrant at option prices based on the market price of the securities at the date of grant. One-fourth of the options granted are exercisable at the end of each year following the date of grant, and all the options granted are exercisable in four years. The options expire ten years from the date of grant.

The following table summarizes activity for options related to the Registrant's common equity interests:


                                                      Years Ended December 31
                                 ------------------------------------------------------------------
                                        1993                    1992                   1991
                                 ------------------------------------------------------------------
                                              Average                 Average               Average
                                              Option                  Option                Option
                                 Shares       Price      Shares       Price      Shares     Price
                                 ---------------------  ---------------------  --------------------
Balance outstanding
 at beginning
 of year                         2,566,828      $14.23  2,407,578      $13.82  2,112,478     $13.57
Options granted                    437,500       15.75    526,500       14.28    455,000      14.24
Options exercised                 (503,725)      12.71   (262,000)       9.99    (94,025)      9.70
Options cancelled                  (51,375)      15.43   (105,250)      15.73    (65,875)     14.51
                                 ---------------------  ---------------------  --------------------
Balance outstanding
 at end of year                  2,449,228      $14.79  2,566,828      $14.23  2,407,578     $13.82
                                 ---------------------  ---------------------  --------------------
Options exerci-
 able at end
 of year                         1,356,853              1,459,428              1,322,904
                                 ==================================================================


The Registrant has an Employee Stock Purchase Plan which permits substantially all employees to purchase the Registrant's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1993, 83,517 shares were issued to employees under the plan at a share price of $15.08 and in 1992, 101,866 shares were issued at a share price of $12.94. At December 31, 1993 and 1992, $.7 million and $.8 million were subscribed for future share purchases, respectively.


INCOME TAXES

Pre-tax income (loss) is summarized by country in the following table (in thousands):

                                                                   Years Ended December 31
                                                    --------------------------------------------------
                                                       1993                1992               1991
                                                    --------------------------------------------------
United States                                       $(10,622)            $(55,832)            $(61,704)
Canada                                                38,093               34,419               27,450
                                                    --------------------------------------------------
Pre-tax income (loss)                               $ 27,471             $(21,413)            $(34,254)
                                                    ==================================================

The provision for income taxes includes the following components (in thousands):

                                                              Years Ended December 31
                                                    ---------------------------------------------
                                                      1993              1992              1991
                                                    ---------------------------------------------
Current
     United States                                  $  1,400           $  1,000          $    750
     Canada                                           25,850             23,429            21,053
                                                    ---------------------------------------------
Total current                                         27,250             24,429            21,803
                                                    ---------------------------------------------
Deferred
     United States                                     2,600                  -                 -
     Canada                                           (8,276)            (8,729)           (5,692)
                                                    ---------------------------------------------
Total deferred                                        (5,676)            (8,729)           (5,692)
                                                    ---------------------------------------------
Total income taxes                                  $ 21,574           $ 15,700          $ 16,111
                                                    =============================================

A reconciliation of taxes at the U.S. federal income tax rate to the Registrant's actual income taxes is as follows (in millions):

                                                               Years Ended December 31
                                                    ---------------------------------------------
                                                      1993              1992              1991
                                                    ---------------------------------------------
Taxes at the U.S. federal
  income tax rate                                   $  9.6              $ (7.3)           $ (11.7)
U.S./Canadian tax rate
  differential                                         1.2                 1.4                1.1
Canadian tax incentives                               (1.9)               (1.7)              (1.3)
State and Canadian
  provincial income taxes,
  net of federal benefit                               3.3                 2.7                3.2
U.S. alternative minimum tax                           1.3                   -                  -
Tax effect of certain U.S.
  operating losses                                     1.5                20.3               19.8
Other items                                            6.6                 0.3                5.0
                                                    ---------------------------------------------
Provision for income taxes                          $ 21.6              $ 15.7            $  16.1
                                                    =============================================


Effective January 1, 1992 the Registrant adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of this accounting change is reported in the Consolidated Statements of Income.

Deferred income taxes for 1993 and 1992 reflect the tax consequences of "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                                        December 31
                                                                               ----------------------------
                                                                                1993                  1992
                                                                               ----------------------------
Deferred tax assets:
   Reserves and other liabilities                                              $ 47,804            $ 37,069
   Other postretirement benefits                                                 46,596              43,390
   Tax loss carryforwards                                                        42,204              56,713
   Investment and other credit
     carryforwards                                                                4,422               4,619
   Other                                                                          5,489               5,625
                                                                               ----------------------------
Gross deferred tax assets                                                       146,515             147,416
Valuation allowance                                                             (68,121)            (66,208)
                                                                               ----------------------------
Net deferred tax assets                                                          78,394              81,208
                                                                               ----------------------------
Deferred tax liabilities:
   Property, plant and equipment                                                122,605             136,302
   Prepaid pension asset                                                         22,013              17,912
   Other                                                                          9,267              10,383
                                                                               ----------------------------
Gross deferred tax liabilities                                                  153,885             164,597
                                                                               ----------------------------
Net deferred tax liability                                                       75,491              83,389
Net deferred tax asset-current                                                   25,904              19,807
                                                                               ----------------------------
Net deferred tax liability-noncurrent                                          $101,395            $103,196
                                                                               ============================


Upon adoption of SFAS No. 109, effective January 1, 1992, the Registrant determined a valuation allowance requirement in the amount of $46.5 million. During 1993 and 1992, the valuation allowance increased to $68.1 million and $66.2 million, respectively, due primarily to the increase in unutilized net operating losses in 1992.

In 1991 and prior years, deferred income taxes resulted from timing differences in the recognition of revenues and expenses for tax return and financial reporting purposes. The primary timing difference was caused by tax depreciation less than book depreciation.

At December 31, 1993 the Registrant had tax net operating loss and investment and other tax credit carryforwards of $110.3 million and $4.4 million, respectively, which expire as follows (in thousands):


                                                                   Net
                                                                   Operating
                                                                   Loss                Credits
                                                                   ---------------------------
     1994                                                          $      1           $    300
     1995                                                               410                405
     1996                                                               844                680
     1997                                                             1,322                791
     1998                                                             2,030                554
     1999                                                             5,294                786
     2000                                                            19,199                765
     2001                                                             8,683                125
     2002                                                             1,109                 17
     2003                                                             1,893                  -
     2004                                                                 -                  -
     2005                                                             7,590                  -
     2006                                                            37,723                  -
     2007                                                            24,203                  -
                                                                   ---------------------------
                                                                   $110,301           $  4,423
                                                                   ===========================

At December 31, 1993, cumulative undistributed earnings of LCI were $546.9 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the Registrant considers the undistributed earnings to be permanently invested in Canada. The Registrant believes that such earnings, if repatriated, would not result in significant U.S. income taxes because of tax planning alternatives but would incur a Canadian withholding tax of ten percent of the amount remitted.

The Registrant's U.S. federal tax liability has not been finalized by the Internal Revenue Service for any year subsequent to 1983 due to the existence of tax net operating loss and credit carryforwards. The Registrant's Canadian federal tax liability for all taxation years through 1989 has been reviewed and finalized by Revenue Canada Taxation except for certain transactions for the tax years 1984 through 1989 which are currently being reviewed.


SEGMENT INFORMATION

The Registrant's single business segment includes the manufacture and sale of cement and ready-mixed concrete, precast and prestressed concrete components, concrete block and pipe, aggregates, asphalt and reinforcing steel. In addition, the Registrant is engaged in road building and other construction utilizing many of its own products, and in waste recovery and disposal utilizing industrial waste as supplemental fuels in cement kilns.

Sales between the United States and Canada are accounted for at fair market value. Income from operations equals net sales plus other income less cost of goods sold, selling and administrative expenses and, in 1993, restructuring charges. It also excludes interest expense and income taxes. Financial information by country is as follows (in millions):

                                                                   Years Ended December 31
                                                         ---------------------------------------------
                                                            1993                1992            1991
                                                         ---------------------------------------------
Net sales
     Canada                                              $  640.5          $  670.0           $  736.4
     United States                                          854.0             841.2              832.4
                                                         ---------------------------------------------
Total net sales                                          $1,494.5          $1,511.2           $1,568.8
                                                         =============================================

Income (loss) from operations
     Canada                                              $   36.7          $   33.5           $   26.8
     United States                                           33.5              (5.5)              (9.1)
                                                         ---------------------------------------------
Total income from operations                             $   70.2          $   28.0           $   17.7
                                                         =============================================

Identifiable assets
     Canada                                              $  794.0          $  799.3           $  858.2
     United States                                          879.7             968.1              978.2
                                                         ---------------------------------------------
Total identifiable assets                                $1,673.7          $1,767.4           $1,836.4
                                                         =============================================


SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities included (in thousands) the issuance of 232, 730, and 792 common equity shares upon the reinvestment of dividends totalling $4.1 million, $9.9 million, and $10.2 million in 1993, 1992 and 1991, respectively.

Cash paid during the year for interest and income taxes is as follows (in thousands):

                                                              Years Ended December 31
                                                -----------------------------------------------
                                                 1993                 1992             1991
                                                -----------------------------------------------
Interest                                        $ 44,553             $ 49,934          $ 53,500
Income taxes (net of
  refunds)                                      $ 27,177             $  8,179          $ 20,225
                                                ===============================================


PENSION PLANS

The Registrant has several defined benefit and defined contribution retirement plans covering substantially all employees. Benefits paid under the defined benefit plans are based generally either on years of service and the employee's compensation over the last few years of employment or years of service multiplied by a contractual amount. The Registrant's funding policy is to contribute amounts that are deductible for income tax purposes.

The following table summarizes the consolidated funded status of the Registrant's defined benefit retirement plans and provides a reconciliation to the consolidated prepaid pension asset recorded on the Registrant's Consolidated Balance Sheets at December 31, 1993 and 1992(in millions). For 1993 the assumed settlement interest rate was 7.5 percent for the Registrant's U.S. plans and 8.0 percent for the Canadian plans. For 1992, the assumed settlement rate was 8.0 percent for the Registrant's U.S. plans and 8.5 percent for the Canadian plans. For 1993, the assumed rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 4.5 percent. The 1992 rate was 5.0 percent. The expected long-term rate of investment return on pension assets, which include listed stocks, fixed income securities and real estate, was 9.0 percent for each year presented.

                                                                                      December 31
                                                                             -------------------------------
                                                                               1993                 1992
                                                                             -------------------------------
Actuarial present value of:
   Vested benefit obligations                                                $ 302.4                 $ 283.3
   Accumulated benefit obligations                                             310.5                   294.3
                                                                             ===============================

Projected benefit obligation for
  service rendered to date                                                   $ 351.0                 $ 336.9
Market value of plan assets                                                    393.0                   380.3
                                                                             -------------------------------
Excess of plan assets over projected
  benefit obligations                                                           42.0                    43.4
Unrecognized net gain due to past
  experience different from
  assumptions made and amortized
  over the average future working
  lifetime of those expected to
  receive benefits                                                              27.9                    22.3
Unrecognized net assets at transition
  to SFAS No. 87                                                               (13.4)                  (16.9)
                                                                             -------------------------------
Prepaid pension asset                                                        $  56.5                 $  48.8
                                                                             ===============================


The preceding table includes information for certain pension plans with an excess of accumulated benefit obligations over plan assets. These particular plans are generally unfunded in nature and result in net deferred pension liabilities in 1993 and 1992 of $14.0 million and $12.1 million, respectively.

Net retirement cost for the years indicated includes the following components (in millions):

                                                                       Years Ended December 31
                                                              --------------------------------------------
                                                                1993              1992               1991
                                                              --------------------------------------------
Service cost of benefits
  earned during the period                                    $ 10.5            $  10.4            $  10.3
Interest cost on projected
  benefit obligation                                            26.2               26.6               27.2
Actual gain on plan assets                                     (31.7)             (24.6)             (60.6)
Net amortization and deferral                                   (3.5)             (11.9)              28.2
                                                              --------------------------------------------
Total defined benefit plans cost                                 1.5                0.5                5.1
Defined contribution plans cost                                  4.4                4.7                3.6
                                                              --------------------------------------------
Net retirement cost                                           $  5.9            $   5.2            $   8.7
                                                              ============================================

Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost and contributions to such plans were $3.5 million, $3.5 million and $3.4 million for 1993, 1992 and 1991, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multi-employer plans in which Registrant employees participate.

The defined contribution plans costs in the preceding table relate to thrift savings plans for eligible U.S. employees in 1991 and for all eligible U.S. and Canadian employees in 1992 and 1993. Under the provisions of the plans, the Registrant contributes an amount proportionate to each participant's salary and will also match a portion of each participant's contribution.


OTHER POSTRETIREMENT BENEFITS

Effective January 1, 1992 the Registrant adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The cumulative effect of this accounting change is reported in the Consolidated Statements of Income.

The Registrant provides certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in Canada and the U.S. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health plans pay a stated percentage of most medical/dental expenses reduced for any deductible, co-payment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree's health care benefit coverage is coordinated in Canada with Provincial Health and Insurance Plans and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by the Registrant are covered under other care plans that differ from current plans in coverage, deductibles and retiree contributions.

In the U.S., salaried retirees and dependents under age 65 have a $1,000,000 health care lifetime maximum benefit. At age 65 or over, the maximum is $50,000. Lifetime maximums for hourly retirees are governed by the location and/or bargaining agreement in effect at the time of retirement. In Canada, some units have maximums, but in most cases there are no lifetime maximums. In some units in Canada, spouses of retirees have lifetime medical coverage.

In Canada, both salaried and nonsalaried employees are generally eligible for life insurance benefits. In the U.S., life insurance is provided for a number of hourly retirees as stipulated in their hourly bargained agreements, but not for salaried retirees except those of certain acquired companies.

The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Registrant's Consolidated Balance Sheets (in thousands):

                                                                                     December 31
                                                                             ----------------------------
                                                                               1993                1992
                                                                             ----------------------------
Accumulated Postretirement
  Benefit Obligation
   Retirees                                                                  $ 79,854            $ 66,339
     Fully eligible active
      participants                                                             19,657              20,637
     Other active participants                                                 26,675              29,622
                                                                             ----------------------------
Total accumulated post-
     retirement benefit obligation                                            126,186             116,598
Unrecognized net gain                                                          (5,510)                  -
                                                                             ----------------------------
Accrued postretirement benefit cost                                          $120,676            $116,598
                                                                             ============================

Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                                     December 31
                                                                            -----------------------------
                                                                             1993                   1992
                                                                            -----------------------------
Service cost of benefits earned
     during the period                                                      $ 2,517               $ 2,756
Interest cost on accumulated post-
     retirement benefit obligation                                            9,296                 8,740
                                                                            -----------------------------
Net periodic postretirement
     benefit cost                                                           $11,813               $11,496
                                                                            =============================


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 13.4 percent decreasing to 5.5 percent over 14 years. For post-65 retirees in the U.S., the assumed rate was 8.8 percent decreasing to 5.5 percent over 14 years with a Medicare assumed rate for the same group of 7.9 percent decreasing to 5.5 percent over 14 years. For post-65 retirees in Canada, the assumed rate was
11.6 percent decreasing to 5.5 percent over 14 years. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1993 would be increased by
11.7 percent. The effect of this change on the net periodic postretirement benefit cost for 1993 would be an increase of 13.3 percent.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent for U.S. plans and 8.0 percent for Canadian plans.


COMMITMENTS AND CONTINGENCIES

The Registrant leases office space and certain equipment. Total rental expense for 1993, 1992 and 1991 was $16.7 million, $19.3 million and $16.2 million, respectively.

Future minimum annual rental commitments for all non-cancelable leases are as follows (in thousands):

     1994                                                   $ 13,842
     1995                                                     11,691
     1996                                                     10,777
     1997                                                      8,733
     1998                                                      7,338
     Thereafter                                               30,034
                                                            --------
Total                                                       $ 82,415
                                                            ========

During 1989 and 1990, CSX Transportation, Inc., Metro-North Commuter Railroad Company, National Railroad Passenger Corp., Peerless Insurance Company and Massachusetts Bay Transit Authority (the "Railroads") filed actions against Lone Star Industries Inc. and affiliates ("Lone Star") for damages resulting from its fabrication and sale of allegedly defective concrete railroad ties to the Railroads. The Registrant and LCI have been named in third party actions in which Lone Star is claiming indemnity for liability to the Railroads, for damages to its business and for costs and losses suffered as a result of the Registrant and LCI supplying allegedly defective cement used by Lone Star in the fabrication of the railroad ties. The damages claimed total approximately $226.5 million. The Registrant denied the allegations and vigorously defended against the lawsuits (the "Lone Star Case"). During September and October 1992, Lone Star entered into agreements with all five plaintiff Railroads settling their claims regarding the Lone Star Case for an amount totalling approximately $66.7 million. These settlements have been submitted to and approved by the United States Bankruptcy Court for the Southern District of New York which is handling the Lone Star bankruptcy. Lone Star commenced trial in November 1992 in its third party complaint against the Registrant and LCI seeking indemnity for the Railroads' claims in addition to its own claim for business destruction. A jury verdict in this case reached in December 1992 awarded Lone Star $1.2 million as damages. Both Lone Star and the Registrant and LCI have appealed the trial court verdict to the United States Court of Appeals for Fourth Circuit. A decision is expected in the near future.

In late 1990 Nationwide Mutual Insurance Company ("Nationwide"), one of the Registrant's primary insurers during the period when allegedly defective cement was supplied to Lone Star by the Registrant, filed a complaint for declaratory judgement against the Registrant, several of its affiliates and eleven other liability insurers of the Registrant (the "Coverage Suit"). The complaint seeks a determination of all insurance coverage issues impacting the Registrant in the Lone Star Case. The Registrant has answered the complaint, counterclaimed against Nationwide, cross-claimed against the co-defendant insurers and filed a third party complaint against 36 additional insurers. In December 1991, the Registrant and Nationwide entered into a settlement agreement pursuant to which Nationwide settled its claim in the Coverage Suit and, among other things, paid the Registrant a portion of past due defense expenses in the Lone Star Case, promised to pay its proportion of continuing defense expenses therein and to post the entire remaining aggregate limits of its policies as reserves to be used in the Lone Star Case, if necessary. Virtually all of LCI's Canadian insurers involved in the Coverage Suit filed motions for summary judgment. In January 1993, the court denied all of the insurers' summary judgment motions. In January 1994 the Registrant filed motions for partial summary judgment regarding the insurers' defense obligations and regarding the reasonableness of fees and expenses included in the defense of the Lone Star Case. In addition, the Registrant filed a motion to strike the designation of several expert witnesses of the insurers. The Registrant believes that it has substantial insurance coverage that will respond to a large portion of defense expenses and liability, if any, in the Lone Star Case.

During 1992, a number of owners of buildings located in Eastern
Ontario, Canada most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. The largest of these cases involves claims by approximately 99 plaintiffs owning 53 homes, a 20-unit condominium building and a municipal building. Together, these plaintiffs are claiming approximately Cdn. $40 million against Bertrand, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. Other owners, owning a total of 13 buildings (of which 11 are residential homes), have instituted similar suits against Bertrand and, based on the information available at this time, these claims total approximately Cdn. $9 million. As of the end of December 1993, LCI has been served with third- or fourth-party claims by Bertrand in all but one of the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective flyash. LCI also supplied cement to Bertrand. It is expected that Bertrand will file a third-party claim against LCI in the other case as well. LCI has delivered its statements of defense. The discoveries are to begin in February 1994. LCI has denied liability and will defend the lawsuits vigorously. The Registrant believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the said lawsuits.

The Registrant is involved in certain environmental enforcement matters including being notified by the EPA that it is one of several potentially responsible parties for clean-up costs at waste disposal sites. The Registrant accrues for fines, penalties and/or costs of remedial actions when it believes it has a responsibility for the enforcement matter. The ultimate costs related to all such matters and the Registrant's degree of responsibility, in some of these matters, is not presently determinable. In addition, the Registrant is involved in certain other legal actions and claims. It is the opinion of management that such legal and environmental matters will be resolved without material effect on the Registrant's Consolidated Financial Statements.


RELATED PARTY TRANSACTIONS

The Registrant is a participant in agreements with Lafarge Coppee for the sharing of certain costs incurred for technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $4.8 million, $5.3 million and $5.4 million during 1993, 1992 and 1991, respectively. In addition, the Registrant purchases various products from Lafarge Coppee. Such purchases totaled $6.3 million, $17.1 million and $27.5 million in 1993, 1992 and 1991, respectively. All transactions with Lafarge Coppee were conducted on an arms-length basis.

Lafarge Coppee reinvested a portion of dividends it was entitled to receive on the Registrant's Common Shares during 1993, 1992 and 1991. These reinvestments totaled $3.0 million, $8.9 million and $9.2 million, respectively.

At year-end, $15 million of the Registrant's 7% Convertible Debentures were held by Lafarge Coppee.

In 1993, Lafarge Coppee purchased 1.0 million Common Shares as part of the Registrant's equity offering of 6.75 million Common Shares. The price paid for
these shares was the price to the public.   (See Common Equity Interests).

QUARTERLY DATA (UNAUDITED)

The following table summarizes financial data by quarter for 1993 and 1992 (in millions, except per share information):


                                                 First        Second          Third         Fourth(c)        Total
                                                ------------------------------------------------------------------
1993

Net Sales                                       $  192          $ 394          $ 510          $ 398         $1,494
Gross profit (loss)                                (42)            81            129             84            252
Net income (loss)                                  (72)            22             54              2              6
Income (loss) per common
  equity share (a):
     Primary                                     (1.23)          0.37           0.90           0.03           0.10
     Fully diluted                               (1.23)          0.37           0.87           0.03           0.10
                                                ==================================================================

                                                 First         Second          Third         Fourth(b)       Total
                                                ------------------------------------------------------------------
1992

Net Sales                                       $  211          $ 415          $ 505         $  380         $1,511

Gross profit (loss)                                (37)            82            116             61            222
Net income (loss) before
  effect of accounting change                      (80)            17             44            (18)           (37)
Cumulative effect of
  accounting changes                               (64)             -              -              -            (64)
Net income (loss)                                 (144)            17             44            (18)          (101)
Income (loss) per common
  equity share (a):
     Primary, before effect of
       accounting changes                        (1.38)          0.28           0.74          (0.30)         (0.63)

     Primary                                     (2.48)          0.28           0.74          (0.30)         (1.72)

     Fully diluted                               (2.48)          0.28           0.71          (0.30)         (1.72)
                                                ==================================================================



(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

(b) Loss for the fourth quarter of 1992 includes nonrecurring charges of $12.1 million, after tax. Excluding these charges, losses per share for the fourth quarter and year were $(.10) and $(.42), before the cumulative effect of accounting changes.

(c) Income for the fourth quarter of 1993 includes nonrecurring restructuring charges of $16.4 million, after tax. Excluding these charges, earnings per share for the fourth quarter and year were $0.28 and $0.36. See Restructuring.

MANAGEMENT'S REPORT ON FINANCIAL REPORTING RESPONSIBILITY


Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Lafarge Corporation and subsidiaries and other information contained in this Annual Report. This responsibility includes the selection of accounting procedures and practices, which are in accordance with generally accepted accounting principles. The consolidated financial statements have been prepared in conformity with these procedures and practices applied on a consistent basis. These consolidated financial statements reflect informed judgments and estimates, which management believes to be reasonable, in the determination of certain data used in the accounting and reporting process.

The Registrant maintains an effective system of internal accounting controls which is periodically modified and improved to correspond with changes in the Registrant's operations. An important element of the system is an ongoing internal audit function, which has direct access to the Audit Committee of the Board of Directors. The internal audit staff coordinates its audit activities with the Registrant's independent public accountants, Arthur Andersen & Co., to maximize audit effectiveness.

The Board of Directors, acting through its Audit Committee, monitors the accounting affairs of the Registrant and has approved the consolidated financial statements. The Audit Committee, consisting of five outside directors, reviews audit plans and results as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems and recommends to the Board of Directors the appointment of the independent public accountants. The Audit Committee meets periodically and privately with management, internal auditors and the independent public accountants to assure that each is carrying out its responsibilities.



 /s/ BERTRAND P. COLLOMB                                   /s/ JEAN-PIERRE CLOISEAU
 ------------------------------------------------          ------------------------------------------------
 Bertrand P. Collomb                                       Jean-Pierre Cloiseau
 Chairman of the Board                                     Executive Vice President
                                                           and Chief Financial Officer



 /s/ MICHEL ROSE                                           /s/ JOHN C. PORTER
 ------------------------------------------------          ------------------------------------------------
 Michel Rose                                               John C. Porter
 President and                                             Vice President and
 Chief Executive Officer                                   Controller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge Corporation:

We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above (appearing on pages II-28 through II-53) present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.





Arthur Andersen & Co.
Washington, D.C.,
January 27, 1994

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None

                                    PART III


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" appearing on pages four through seven of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 1994 sets forth certain information with respect to the directors and nominees for election as directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report. Information with respect to directors' and officers' compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" on page 16 of the Registrant's proxy statement referred to above.





                                    III - 1

Item 11.       EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing on pages seven through 16 of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 1994 sets forth certain information with respect to the compensation of management of the Registrant, and is incorporated herein by reference.





                                    III - 2

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Voting Securities", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing on pages one through four and "Election of Directors" appearing on pages four through seven of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 1994 set forth certain information with respect to the ownership of the Registrant's voting securities, and are incorporated herein by reference.





                                    III - 3

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sections entitled "Executive Compensation - Indebtedness of Management" and "Executive Compensation - Transactions with Management and Others" appearing on pages 15 and 16 of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 1994 set forth certain information with respect to relations of and transactions by management of the Registrant, and are incorporated herein by reference.





                                    III - 4

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.

(a)     The following documents are filed as part of this Annual Report:

  1.    Financial Statements

        Consolidated Financial Statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.

  2.    Financial Statement Schedules and Report of Independent Public
        Accountants


                                                                                          Page Number
                                                                                          -----------
        Report of Independent Public Accountants on
        Consolidated Supporting Schedules as of
        December 31, 1993 and for each of the three
        years in the period then ended                                                      IV  -  8

        Consolidated Supporting Schedules

             II  -   Amounts Receivable from Related
                     Parties and Underwriters, Promoters
                     and Employees other than Related Parties                               IV  -  9

              V  -   Property, Plant and Equipment                                          IV  - 11

             VI  -   Accumulated Depreciation, Depletion
                     and Amortization of Property, Plant
                     and Equipment                                                          IV  - 12

           VIII  -   Valuation and Qualifying Accounts                                      IV  - 13

              X  -   Supplementary Income Statement Information                             IV  - 14

Schedules I, III, IV, VII, XI, XII and XIII have been omitted because they are not applicable or the information is included in the consolidated financial statements. Column and line items not included in certain schedules have been omitted because the information is not applicable.


(a)(2)      Exhibits
            --------

 3.1        Articles of Amendment and Restatement of the Registrant, filed May 29, 1992.

 3.2        By-Laws of the Registrant, (as most recently amended on October 26, 1993)

 4.1        Form of Indenture dated as of October 1, 1989 between the Registrant and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the Securities and Exchange Commission on
            October 3, 1989).

 4.2        Form of Fixed Rate Medium-Term Note of the Registrant (incorporated by reference to Exhibit 4.2 to the Registration
            Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the Securities and Exchange Commission on October 3, 1989).

 4.3        Form of Floating Rate Medium-Term Note of the Registrant (incorporated by reference to Exhibit 4.3 to the Registration
            Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the Securities and Exchange Commission on October 3, 1989).

 4.4        Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries have not been filed.  The Registrant agrees to furnish a copy of such instruments to the
            Commission upon request.

 9.1        Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L.
            Doble and Alban C. Bedford-Jones, as amended (composite copy) (incorporated by reference to Exhibit 10.5 to the
            Registration Statement on Form S-1 (Registration No. 2-82548) of the Registrant, filed with the Securities and
            Exchange Commission on March 21, 1983).

 9.2        Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 (incorporated by reference to Exhibit 9.2 to the
            Registration Statement of Form S-1 (Registration No. 2-86589) of the Registrant, filed with the Securities and
            Exchange Commission on September 16, 1983).

10.1        Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Registrant, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the
            Registration Statement on Form S-1 (Registration No. 2-82548) of the Registrant, filed with the Securities and Exchange
            Commission on May 5, 1983).  Canada Cement Lafarge changed its name on January 1, 1988 to Lafarge Canada Inc.

10.2        Guarantee Agreement dated as of May 1, 1983 between the Registrant and Canada Cement Lafarge (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the
            Registrant, filed with the Securities and Exchange Commission on May 5, 1983).

10.3        Agreement dated as of March 31, 1975 between Industrial Estates, Limited and Canada Cement Lafarge concerning expansion of plant at Brookfield, together with certain schedules thereto (incorporated by reference to Exhibit 10.6 to the
            Registration Statement on Form S-1 (Registration No. 2-82548) of the Registrant, filed with the Securities and Exchange
            Commission on March 21, 1983).

10.4        Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended
            (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the
            Registrant, filed with the Securities and Exchange Commission on March 21, 1983).

10.5        Director Fee Deferral Plan of the Registrant (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange Commission on
            September 16, 1983).

10.6        1993 Stock Option Plan of the Registrant.

10.7        1983 Stock  Option  Plan of the Registrant, as amended and  restated  May 2, 1989 (incorporated by reference to
            Exhibit 28 to the Registrant's report on Form 10-Q for the quarter ended June 30, 1989).

10.8        Optional Stock Dividend Plan of the Registrant (incorporated by reference to Exhibit 10.22 to the Annual Report on
            Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.9        Description of Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the
            Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant, filed with the Securities and
            Exchange Commission on November 23, 1983).

10.10       Director Fee Deferral Plan of General Portland, assumed by the Registrant on January 29, 1988 (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended
            December 31, 1980).

10.11       Option Agreement for Common Stock dated as of November 1, 1993 between the Registrant and Lafarge Coppee.

10.12       Deferred Compensation Program of Canada Cement Lafarge (incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange Commission on November 23, 1983).

10.13       Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. (incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of
            the Registrant, filed with the Securities and Exchange Commission on November 23, 1983).

10.14       Stock Purchase Agreement dated September 17, 1986 between the Registrant and Lafarge Coppee, S.A. (incorporated by reference to Exhibit B to the Registrant's report on Form 10-Q for the quarter ended September 30, 1986).

10.15       Promissory Note dated December 11, 1987 of Philip A. Millington (incorporated by reference to Exhibit 10.32 to the
            Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

10.16       Promissory Note dated July 17, 1987 of Bertrand P. Collomb (incorporated by reference to Exhibit 10.64 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.17       Promissory Note dated July 31, 1987 of Thomas W. Tatum (incorporated by reference to Exhibit 10.65 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.18       Promissory Note dated August 4, 1987 of Jean-Pierre Cloiseau (incorporated by reference to Exhibit 10.66 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.19       Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Registrant relating to expenses for research and development, strategic planning and human resources and communication techniques (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
            December 31, 1988).

10.20       Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Registrant relating to access to the reputation, logo and trademarks of Lafarge Coppee (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1988).

10.21       Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.20 (incorporated by reference to
            Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992).

10.22       Description of Nonemployee Director Retirement Plan of the Registrant, effective January 1, 1989 (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
            December 31, 1989).

10.23       Promissory Note dated February 6, 1989 of John M. Piecuch (incorporated by reference to Exhibit 10.41 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

10.24       Promissory Note dated February 27, 1989 of John M. Piecuch (incorporated by reference to Exhibit 10.42 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

10.25       Promissory Note dated January 17, 1989 of H. L. Youngblood (incorporated by reference to Exhibit 10.44 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

10.26       Promissory Note dated September 20, 1990 of John C. Porter (incorporated by reference to Exhibit 10.40 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990).

10.27       Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the Registrant relating to expenses for
            Strategic Planning and Communication techniques (incorporated by reference to Exhibit 10.41 to the Annual Report on
            Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990).

10.28       Revolving Credit Facility Agreement, dated as of December 15, 1992, among the Registrant, the banks listed therein and
            Banque Nationale de Paris, New York Branch, as agent (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992).

10.29       Amendment No. 1 dated December 15, 1993 to Revolving Credit Facility Agreement filed as Exhibit 10.28.

10.30       Memorandum of Understanding dated September 1, 1992 between the Registrant and Lafarge Coppee relating to the reimbursement to the Registrant of a portion of Michel Rose's compensation and expenses (incorporated by reference to
            Exhibit 10.29 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992).

11          Statement regarding computation of net income per common equity share.

22          Subsidiaries of the Registrant.

24          Consent of Arthur Andersen & Co., independent public accountants.


(b)         Reports on Form 8-K.
            -------------------

            No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.


                       CONSOLIDATED SUPPORTING SCHEDULES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Lafarge Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Lafarge Corporation included in this Form 10-K and have issued our report thereon dated January 27, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The consolidated schedules (Schedules II, V, VI, VIII and X) are the responsibility of the company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These consolidated schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              ARTHUR ANDERSEN & CO.



Washington, D.C.,
January 27, 1994.

                                                                     SCHEDULE II



                      LAFARGE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                  Years Ended December 31, 1993, 1992 and 1991

                                                                        Deductions                    Balance
                                                                 --------------------------    ----------------------
                       Balance at                                                   Amounts
                       Beginning                                  Amounts           Written                     Not
Name of Debtor          of Year        Addition       Other(8)   Collected            Off      Current        Current
- --------------        -----------      --------       -----      ---------          -------    -------       ---------
1993:

B. P. Collomb (1)       $114,980       $      -       $      -       $  (7,884)      $   -     $  7,884     $ 99,212
R. W. Murdoch (2)        100,313              -              -        (100,313)          -            -            -
J. M. Piecuch (1)        161,667              -              -         (10,000)          -       10,000      141,667
T. W. Tatum (1)          102,688              -              -          (6,996)          -        6,996       88,696
B. K. Saunders (5)       112,503              -         (4,321)         (4,923)          -        4,796       98,463
R. T. Sandberg (1)       176,472              -         (6,725)         (9,844)          -        9,590      150,313
J. Cheong (1)            100,000              -              -          (5,000)          -        5,000       90,000
M. McNaney (7)           390,238              -              -         (62,021)          -      197,209      131,008
G. White (4)                   -        270,000              -        (270,000)          -            -            -
P. Heimich (4)                 -        124,064              -        (124,064)          -            -            -

1992:

B. P. Collomb (1)       $122,864       $      -       $      -       $  (7,884)      $   -     $  7,884     $107,096
R. W. Murdoch (2)        104,063              -              -          (3,750)          -        3,750       96,563
J. M. Piecuch (1)        171,667              -              -         (10,000)          -       10,000      151,667
T. W. Tatum (1)          109,684              -              -          (6,996)          -        6,996       95,692
J.-P. Cloiseau (1)       105,750              -              -          (6,750)          -        6,750       92,250
H. L. Youngblood (3)     111,420              -         (9,848)         (6,209)          -        5,899       89,464
B. K. Saunders (5)       128,945              -        (11,510)         (4,932)          -        4,686      107,817
R. T. Sandberg (1)       199,669              -        (17,942)         (5,255)          -        4,992      171,480
G. Kessler (6)           107,935              -         (9,598)         (4,850)          -        4,608       88,879
M. McNaney (7)            63,375        329,842              -          (2,979)          -      333,092       57,146
J. Cheong (1)                  -        100,000              -               -           -        5,000       95,000
W. Smith (4)                   -        253,337              -        (253,337)          -            -            -
A. Rodriguez (4)               -        159,785              -        (159,785)          -            -            -

1991:

B. P. Collomb (1)       $130,748       $      -       $      -      $   (7,884)      $   -     $  7,884     $114,980
R. W. Murdoch (2)        107,813              -              -          (3,750)          -        3,750      100,313
J. M. Piecuch (1)        181,667              -              -         (10,000)          -       10,000      161,667
T. W. Tatum (1)          116,680              -              -          (6,996)          -        6,996      102,688
J.-P. Cloiseau (1)       112,500              -              -          (6,750)          -        6,750       99,000
H. L. Youngblood (3)     117,461              -            505          (6,546)          -        6,491      104,929
B. K. Saunders (5)       131,901              -            535          (3,491)          -        3,462      125,483
R. T. Sandberg (1)       209,852              -            898         (11,081)          -       10,987      188,682
P. Trempe (4)            147,419              -          1,830        (149,249)          -            -            -
G. Kessler (6)           111,837              -            465          (4,367)          -        4,909      103,026
M. McNaney (7)                 -        384,633              -        (321,258)          -        3,250       60,125

 (1) Represents a non-interest bearing house loan to an officer or employee of the Registrant. Principal is to be repaid monthly at a rate of 5 percent per year. Term of the loan is for twenty years and the loan is secured by a second mortgage on the individual's house.

 (2) Represents a non-interest bearing house loan to an officer of the Registrant. Principal is to be repaid at a minimum of $3,750 per year, with balance due at maturity. Term of this loan is for twenty years and the loan is secured by a second mortgage on this individual's house. Effective 1-1-93, this employee retired and the house loan was paid in full in 1993.

 (3) Represents an non-interest bearing long-term house loan of Cdn $152,000 and a non-interest bearing short-term house loan of $38,488 to an officer of the Registrant. The long-term loan, which is secured by a second mortgage on the individual's house, carries a term of twenty years with annual principal repayments of 5 percent per year. The short-term loan was repaid in 1990.

 (4) Represents an interest-free, short-term house loan to an employee of the Registrant.

 (5) Represents an interest-free long-term house loan to an employee of the Registrant. Principal is to be repaid at the rate of Canadian $4,000 for the first three years, Canadian $6,349 for the next two years and Canadian $9,013 for the following fifteen years. The loan is secured by a second mortgage on the individual's house.

 (6) Represents a long-term, non-interest bearing house loan of Canadian $62,300 and an interest bearing long-term loan to an employee of the Registrant. The house loan, which is secured by a second mortgage on the individual's house, carries a term of twenty years, with principal repayments of 5 percent per year. The interest bearing long-term loan carries a term of fifteen years with monthly repayments of Canadian $672.

 (7) Represents a 1991 non-interest bearing, short-term loan of $319,633, which was repaid in 1991. 1992 includes an interest bearing, short-term loan of $329,842 and a non-interest bearing, long-term house loan of $65,000. The long-term house loan of $65,000 was repaid in 1993. The interest-bearing, short-term loan of $329,842 was replaced in 1993 with another short-term loan of $194,176 and two non-interest bearing, long-term house loans of $60,666 and $75,000. The loan of $194,176 was interest-bearing from November 1992 until July 1993. The $60,666 loan, which is secured by a second mortgage on the individual's house, carries a term of twenty years with annual principal repayments of 5 percent per year. The $75,000 loan, which is secured by a third mortgage on the individual's house, is payable when the individual's house is sold.

 (8)       Canadian to U.S. foreign currency translation.

                     LAFARGE CORPORATION AND SUBSIDIARIES             SCHEDULE V
                   CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)



                        Balance at    Effect of                                   Transfers and
                        Beginning     Pooling of    Additions     Retirements     Reclass-
                        of Year       Interests     at Cost       or Sales        ifications (1)
                        ----------    ----------    ---------     -----------     --------------
Description
- -----------
1993
- ----

Land and mineral
  deposits             $  198,073      $      -     $     156     $ (10,300)        $   7,497
Buildings, machinery
  and equipment         1,742,165             -        32,192      (131,476)           30,330
Construction in
  progress                 38,213             -        26,079             -           (42,024)
                       ---------       --------      --------      --------          --------
                       $1,978,451      $      -     $  58,427     $(141,776)        $  (4,197)
                       ==========      ========      ========      ========          ========

1992
- ----

Land and mineral
  deposits             $  203,022      $      -     $     936     $  (3,886)        $   8,111
Buildings, machinery
  and equipment         1,737,724             -        24,226       (29,085)           95,363
Construction in
  progress                 63,630             -        29,777             -           (52,245)
                        ---------      --------      --------      --------          --------
                       $2,004,376      $      -     $  54,939     $ (32,971)        $  51,229  (2)
                       ==========      ========      ========      ========          ========

1991
- ----

Land and mineral
  deposits             $  186,688      $  19,049    $   3,399     $    (995)        $  (5,550)
Buildings, machinery
  and equipment         1,529,661        145,308       37,091       (23,064)           38,166
Construction in
  progress                 47,792            653       55,302             -           (40,218)
                       ----------       --------     --------      --------          --------
                       $1,764,141      $ 165,010    $  95,792     $ (24,059)        $  (7,602)
                       ==========      =========     ========      ========          ========



                                          Foreign
                                          Exchange        Balance at
                            Acquisitions  Adjustment      End of Year
                            ------------  ----------      -----------
Description
- -----------
1993
- ----

Land and mineral
  deposits                 $   2,886      $  (4,047)       $  194,265
Buildings, machinery
  and equipment               13,048        (35,375)        1,650,884
Construction in
  progress                         -           (834)           21,434
                            --------       ---------        ---------
                           $  15,934      $ (40,256)       $1,866,583
                            ========       ========         =========

1992
- ----

Land and mineral
  deposits                 $     330      $ (10,440)       $  198,073
Buildings, machinery
  and equipment                1,476        (87,539)        1,742,165
Construction in
  progress                         -         (2,949)           38,213
                            --------       ---------        ---------
                           $   1,806      $(100,928)       $1,978,451
                            ========       =========        =========

1991
- ----

Land and mineral
  deposits                 $       -      $     431         $  203,022
Buildings, machinery
  and equipment                7,026          3,536          1,737,724
Construction in
  progress                         -            101             63,630
                            --------       --------          ---------
                           $   7,026      $   4,068         $2,004,376
                           =========       ========         ==========


- --------------------------------

(1) Primarily represents transfers from construction in progress to the other components of fixed assets.
(2)    Includes adjustment for adoption of SFAS 109.

                     LAFARGE CORPORATION AND SUBSIDIARIES            SCHEDULE VI
       CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)

                                                      Additions
                         Balance at     Effect of     Charge to                      Transfers and       Foreign
                         Beginning      Pooling of    Cost and                       Reclass-            Exchange        Balance at
                         of Year        Interests     Expenses       Retirements     ifications          Adjustment      End of Year
                         ----------     ----------    ---------      -----------     -------------       ----------      ----------
Description
- -----------
1993
- ----

Land and mineral
  deposits                $   14,701     $       -     $   1,768        $    (388)        $   2,633       $    (488)      $  18,226
Buildings, machinery
  and equipment              981,473             -       106,221          (89,442)           (5,607)        (25,012)        967,633
                           ---------      --------      --------         --------          --------        --------        --------
                          $  996,174     $       -     $ 107,989        $ (89,830)        $  (2,974)      $ (25,500)      $ 985,859
                           =========      ========      ========         ========          ========        ========        ========

1992
- ----

Land and mineral
  deposits                $   15,931     $       -     $   1,291        $    (479)        $    (883)      $  (1,159)      $  14,701
Buildings, machinery
  and equipment              932,180             -       114,114          (18,286)           11,827         (58,362)        981,473
                           ---------      --------      --------         --------          --------        --------        --------
                          $  948,111     $       -     $ 115,405        $ (18,765)        $  10,944 (1)   $ (59,521)      $ 996,174
                           =========      ========      ========         ========          ========        ========        ========

1991
- ----

Land and mineral
  deposits                $   13,978     $   1,429     $   1,418       $      (36)        $    (906)      $      48       $  15,931
Buildings, machinery
  and equipment              806,181        41,118       110,691          (18,140)           (9,413)          1,743         932,180
                           ---------      --------      --------         --------          --------        --------        --------
                          $  820,159     $  42,547     $ 112,109        $ (18,176)        $ (10,319)      $   1,791       $ 948,111
                           =========      ========      ========         ========          ========        ========        ========


- --------------------------------

(1)    Includes adjustment for adoption of SFAS 109.

                                                                  SCHEDULE VIII
                     LAFARGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)




                                                                  Additions                  Deductions
                                                                  ---------       -----------------------------------
                                 Balance at      Effect of        Charge to       From Reserve for
                                 Beginning       Pooling of       Cost and        Purposes for Which                     Balance at
Description                      of Year         Interests        Expenses        Reserve Was Created       Other (1)    End of Year
- ------------                     ----------      ----------       ---------       -------------------       ---------    -----------
Reserve applicable to
  current receivable

  For doubtful accounts:

           1993               $  19,138            $       -        $   5,735        $  (5,451)              $    (338)   $  19,084

           1992               $  20,942            $       -        $   6,371        $  (6,432)              $  (1,743)   $  19,138

           1991               $  16,633            $   1,113        $   9,906        $  (6,638)              $     (72)   $  20,942


  For cash and other
    discounts:

           1993               $   5,115            $       -        $ 35,733         $ (35,213)              $    (647)   $   4,988

           1992               $   3,699            $       -        $ 34,928         $ (31,444)              $  (2,068)   $   5,115

           1991               $   4,589            $     278        $ 21,193         $ (22,238)              $    (123)   $   3,699

- --------------------------------


(1)    Primarily foreign currency translation adjustments.

                     LAFARGE CORPORATION AND SUBSIDIARIES             SCHEDULE X
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)





                                     Charged to Costs and Expenses
                                 -------------------------------------------
                                     1993              1992           1991
                                 -------------------------------------------
Items
- -----
Maintenance and repairs           $145,440          $146,806       $151,962
                                 ===========================================

Taxes, other than payroll
  and income taxes                $ 22,338          $ 22,687       $ 22,838
                                 ===========================================

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LAFARGE CORPORATION



                              By: /s/ JEAN-PIERRE CLOISEAU
                                  ----------------------------
                                  Jean-Pierre Cloiseau, Senior
                                  Vice President and Chief
                                  Financial Officer


                              Date:  March 25, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                                      Title                                Date
        ---------                                      -----                                ----
/s/  MICHEL ROSE                                  President and Chief                   March 25, 1994
- -----------------------------                       Executive Officer
Michel Rose                                         and Director


/s/ JEAN-PIERRE CLOISEAU                          Executive Vice                        March 25, 1994
- -----------------------------                       President and
Jean-Pierre Cloiseau                                Chief Financial
                                                    Officer


/s/  JOHN C. PORTER                               Vice President                        March 25, 1994
- -----------------------------                       and Controller
John C. Porter



/s/  BERTRAND P. COLLOMB                          Director                              March 25, 1994
- -----------------------------
Bertrand P. Collomb



/s/  JOHN D. REDFERN                              Director                              March 25, 1994
- -----------------------------
John D. Redfern



/s/  THOMAS A. BUELL                              Director                              March 25, 1994
- -----------------------------
Thomas A. Buell

                                                  Director                              March     1994
- -----------------------------
Marshall A. Cohen



/s/  BERNARD L. KASRIEL                           Director                              March 25, 1994
- -----------------------------
Bernard L. Kasriel



/s/  JACQUES LEFEVRE                              Director                              March 25, 1994
- -----------------------------
Jacques Lefevre



/s/  ALONZO L. MCDONALD                           Director                              March 25, 1994
- -----------------------------
Alonzo L. McDonald



/s/  DAVID E. MITCHELL                            Director                              March 25, 1994
- -----------------------------
David E. Mitchell



/s/  ROBERT W. MURDOCH                            Director                              March 25, 1994
- -----------------------------
Robert W. Murdoch



/s/  BERTIN F. NADEAU                             Director                              March 25, 1994
- -----------------------------
Bertin F. Nadeau



/s/  JOE M. RODGERS                               Director                              March 25, 1994
- -----------------------------
Joe M. Rodgers



/s/  RONALD D. SOUTHERN                           Director                              March 25, 1994
- -----------------------------
Ronald D. Southern



/s/  EDWARD H. TUCK                               Director                              March 25, 1994
- -----------------------------
Edward H. Tuck

                               INDEX OF EXHIBITS



Exhibit                                                                                                    Sequentially
Number                                                                                                     Numbered Pages
- ------      -----------------------------------------------------------------------------------------      --------------
 3.1        Articles of Amendment and Restatement of the Registrant, filed May 29, 1992.

*3.2        By-Laws of the Registrant, (as most recently amended on October 26, 1993)

 4.1        Form of Indenture dated as of October 1, 1989 between the Registrant and Citibank,
            N.A., as Trustee, relating to $250 million of debt securities of the Registrant
            (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the
            Securities and Exchange Commission on October 3, 1989).

 4.2        Form of Fixed Rate Medium-Term Note of the Registrant (incorporated by reference to
            Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333)
            of the Registrant, filed with the Securities and Exchange Commission on
            October 3, 1989).

 4.3        Form of Floating Rate Medium-Term Note of the Registrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 33-31333)
            of the Registrant, filed with the Securities and Exchange Commission on October 3, 1989).

 4.4        Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries have not been filed.
            The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

 9.1        Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal
            Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy)
            (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1
            (Registration No. 2-82548) of the Registrant, filed with the Securities and Exchange
            Commission on March 21, 1983).

 9.2        Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 (incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration
            No. 2-86589) of the Registrant, filed with the Securities and Exchange Commission on September 16, 1983).

                               INDEX OF EXHIBITS

Exhibit                                                                                                    Sequentially
Number                                                                                                     Numbered Pages
- ------      -----------------------------------------------------------------------------------------      --------------
 10.1       Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Registrant, Canada
            Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1
            (Registration No. 2-82548) of the Registrant, filed with the Securities and Exchange
            Commission on May 5, 1983).  Canada Cement Lafarge changed its name on January 1, 1988 to Lafarge Canada Inc.

 10.2       Guarantee Agreement dated as of May 1, 1983 between the Registrant and Canada Cement
            Lafarge (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration
            Statement of Form S-1 (Registration No. 2-82548) of the Registrant, filed with the
            Securities and Exchange Commission on May 5, 1983).

 10.3       Agreement dated as of March 31, 1975 between Industrial Estates, Limited and Canada
            Cement Lafarge concerning expansion of plant at Brookfield, together with certain schedules thereto (incorporated by reference to Exhibit 10.6 to the Registration
            Statement on Form S-1 (Registration No. 2-82548) of the Registrant, filed with the
            Securities and Exchange Commission on March 21, 1983).

 10.4       Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the
            Registrant, filed with the Securities and Exchange Commission on March 21, 1983).

 10.5       Director Fee Deferral Plan of the Registrant (incorporated by reference to
            Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589)
            of the Registrant, filed with the Securities and Exchange Commission on
            September 16, 1983).

*10.6       1993 Stock Option Plan of the Registrant.


                               INDEX OF EXHIBITS


Exhibit                                                                                                    Sequentially
Number                                                                                                     Numbered Pages
- ------      -----------------------------------------------------------------------------------------      --------------
 10.7       1983 Stock  Option  Plan of the Registrant, as amended and  restated  May 2, 1989
            (incorporated by reference to Exhibit 28 to the Registrant's report on Form 10-Q for the quarter ended June 30, 1989).

 10.8       Optional Stock Dividend Plan of the Registrant (incorporated by reference to
            Exhibit 10.22 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

 10.9       Description of Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589)
            of the Registrant, filed with the Securities and Exchange Commission on November
            23, 1983).

 10.10      Director Fee Deferral Plan of General Portland, assumed by the Registrant on January 29,
            1988 (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980).

*10.11      Option Agreement for Common Stock dated as of November 1, 1993 between the Registrant and Lafarge Coppee.


 10.12      Deferred Compensation Program of Canada Cement Lafarge (incorporated by reference to
            Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1
            (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange
            Commission on November 23, 1983).

 10.13      Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries
            Ltd. (incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration
            Statement on Form S-1 (Registration No. 2-86589) of the Registrant, filed with the
            Securities and Exchange Commission on November 23, 1983).

 10.14      Stock Purchase Agreement dated September 17, 1986 between the Registrant and Lafarge
            Coppee, S.A. (incorporated by reference to Exhibit B to the Registrant's report on
            Form 10-Q for the quarter ended September 30, 1986).

 10.15      Promissory Note dated December 11, 1987 of Philip A. Millington (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

                               INDEX OF EXHIBITS


Exhibit                                                                                                    Sequentially
Number                                                                                                     Numbered Pages
- ------      -----------------------------------------------------------------------------------------      --------------
10.16       Promissory Note dated July 17, 1987 of Bertrand P. Collomb (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.17       Promissory Note dated July 31, 1987 of Thomas W. Tatum (incorporated by reference to
            Exhibit 10.65 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.18       Promissory Note dated August 4, 1987 of Jean-Pierre Cloiseau (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987).

10.19       Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the
            Registrant relating to expenses for research and development, strategic planning and human resources and communication techniques (incorporated by reference to Exhibit
            10.42 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1988).

10.20       Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Registrant relating to access to the reputation, logo and trademarks of Lafarge Coppee (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1988).

10.21       Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.20 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992).

10.22       Description of Nonemployee Director Retirement Plan of the Registrant, effective January 1,
            1989 (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

10.23       Promissory Note dated February 6, 1989 of John M. Piecuch (incorporated by reference to
            Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

10.24       Promissory Note dated February 27, 1989 of John M. Piecuch (incorporated by reference to
            Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

                               INDEX OF EXHIBITS



Exhibit                                                                                                    Sequentially
Number                                                                                                     Numbered Pages
- ------      -----------------------------------------------------------------------------------------      --------------
 10.25      Promissory Note dated January 17, 1989 of H. L. Youngblood (incorporated by reference to
            Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989).

 10.26      Promissory Note dated September 20, 1990 of John C. Porter (incorporated by reference to
            Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990).

 10.27      Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the Registrant relating to expenses for Strategic Planning and Communication techniques (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990).

 10.28      Revolving Credit Facility Agreement, dated as of December 15, 1992, among the Registrant, the banks listed therein and Banque Nationale de Paris, New York Branch, as agent
            (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992).

*10.29      Amendment No. 1 dated December 15, 1993 to Revolving Credit Facility Agreement filed as Exhibit 10.28.


 10.30      Memorandum of Understanding dated September 1, 1992 between the Registrant and Lafarge
            Coppee relating to the reimbursement to the Registrant of a portion of Michel Rose's compensation and expenses (incorporated by reference to Exhibit 10.29 to the Annual
            Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992).

*11         Statement regarding computation of net income per common equity share.

*22         Subsidiaries of the Registrant.

*24         Consent of Arthur Andersen & Co., independent public accountants.


- ------------------------------------------------

*   Filed herewith.