Form 10-Q
period 1994-03-31
LAFARGE CORP
filed 1994-05-13
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -   ACT OF 1934

For the quarterly period ended                 March 31, 1994
                              -------------------------------------------------
                                        OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -   ACT OF 1934


For the transition period from                 to
                              ----------------    ----------------

Commission file number                 0-11936
                      ---------------------------------------------------------

                              LAFARGE CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MARYLAND                                            58-1290226
- - -------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


      11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA                22091
- - -------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)


                                 703-264-3600
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding as of
               Class                                           April 30, 1994
      -----------------------------------                     -----------------
      Common Stock of Lafarge Corporation
           ($1 par value)                                         58,690,656
      Exchangeable Preference Shares of
           Lafarge Canada Inc.
           (no par value)                                          8,925,644
                                                                  ----------
      Total Common Equity Interests                               67,616,300
                                                                  ==========
Number of pages contained in this report      16
                                              --
Total sequentially numbered pages             16
                                              --
Exhibit index on page 14.
                      --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1994


                                     INDEX


                                                                       Page
                                                                       ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

      a)   Condensed Consolidated Statements
           of Income (Loss) - Three-Month and
           Twelve-Month Periods Ended
           March 31, 1994 and 1993                                       3

      b)   Condensed Consolidated Balance Sheets -
           March 31, 1994, March 31, 1993, and
           December 31, 1993                                             4

      c)   Condensed Consolidated Statements of
           Cash Flows - Three-Month and Twelve-Month
           Periods Ended March 31, 1994 and 1993                         5

      d)   Condensed Consolidated Geographic Information -
           Three-Month and Twelve-Month Periods
           Ended March 31, 1994 and 1993                                 6

      e)   Notes to Condensed Consolidated Financial Statements          7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            13

Item 4.    Submission of Matters to a Vote of Security Holders          13

Item 6(a). Exhibits                                                     14

Item 6(b). Reports on Form 8-K                                          14

SIGNATURE                                                               15

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                      LAFARGE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Loss)
             (Unaudited and in thousands, except per share amounts)



                                            Three Months              Twelve Months
                                           Ended March 31             Ended March 31
                                     ------------------------    ------------------------
                                        1994          1993          1994          1993
                                     ----------    ----------    ----------    ----------
NET SALES                            $  207,772    $  191,823    $1,510,440    $1,491,927
                                     ----------    ----------    ----------    ----------
COST AND EXPENSES

Cost of goods sold                      231,021       233,588     1,239,679     1,274,923
Selling and administrative               39,069        39,884       160,634       180,400
Interest expense, net                     8,067        10,539        40,260        47,564
Other expense (income), net               3,456        (3,584)        6,033         1,827
Restructuring                                 -             -        21,600             -
                                     ----------    ----------    ----------    ----------
Total costs and expenses                281,613       280,427     1,468,206     1,504,714
                                     ----------    ----------    ----------    ----------

Pre-tax income (loss)                   (73,841)      (88,604)       42,234       (12,787)
Income tax benefit (expense)             11,982        15,755       (25,347)      (17,396)
                                     ----------    ----------    ----------    ----------
NET INCOME (LOSS)                    $  (61,859)   $  (72,849)   $   16,887    $  (30,183)
                                     ==========    ==========    ==========    ==========
NET INCOME (LOSS) PER COMMON
  EQUITY SHARE-PRIMARY AND
  ASSUMING FULL DILUTION             $     (.92)   $    (1.23)   $      .26    $     (.51)
                                     ==========    ==========    ==========    ==========
DIVIDENDS PER COMMON EQUITY SHARE    $     .075    $     .075    $     .300    $     .300
                                     ==========    ==========    ==========    ==========
Average number of common equity
  shares outstanding                     67,346        59,405        63,730        59,066
                                     ==========    ==========    ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                          (Unaudited and in thousands)



                                               March 31          March 31        December 31
                                                1994              1993              1993
                                             ------------      ------------      -----------

ASSETS

Cash and cash equivalents                     $  107,978        $   80,361        $  109,294
Receivables, net                                 185,887           177,468           253,207
Inventories                                      203,261           218,760           186,082
Other current assets                              39,178            28,101            36,661
                                              ----------        ----------        ----------
Total current assets                             536,304           504,690           585,244

Property, plant and equipment, net               854,957           936,154           880,724
Excess of cost over net assets
  of businesses acquired, net                     38,553            42,536            39,636
Other assets                                     163,079           162,341           168,114
                                              ----------        ----------        ----------
TOTAL ASSETS                                  $1,592,893        $1,645,721        $1,673,718
                                              ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities      $  215,173        $  180,260        $  226,585
Income taxes payable                              14,347             9,335            28,846
Current portion of long-term debt                 19,140            92,965            14,373
                                              ----------        ----------        ----------
Total current liabilities                        248,660           282,560           269,804

Long-term debt                                   398,916           502,580           373,230
Deferred income tax                               97,735           103,413           101,395
Other postretirement benefits                    121,361           118,045           120,676
Other long-term liabilities                       16,285             9,193            16,948
                                              ----------        ----------        ----------
Total liabilities                                882,957         1,015,791           882,053
                                              ----------        ----------        ----------
Common equity interests
  Common shares                                   58,642            46,766            55,290
  Exchangeable shares                             60,805            85,450            78,443
Additional paid-in-capital                       560,863           409,448           535,685
Retained earnings                                 97,758            99,881           164,702
Foreign currency translation adjustments         (68,132)          (11,615)          (42,455)
                                              ----------        ----------        ----------
Total shareholders' equity                       709,936           629,930           791,665
                                              ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,592,893        $1,645,721        $1,673,718
                                              ==========        ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


                                                              Three Months               Twelve Months
                                                              Ended March 31             Ended March 31
                                                          ---------------------      ---------------------
                                                            1994         1993          1994         1993
                                                          --------     --------      --------     --------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                        $ (61,859)   $ (72,849)    $  16,887    $ (30,183)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Depreciation, depletion and amortization                  27,945       29,418       113,497      123,550
  Gain on sale of assets                                    (2,455)     (10,380)       (9,070)     (21,314)
  Other postretirement benefits                              1,293        1,303         4,628        5,778
  Restructuring                                             (2,557)           -        19,043            -
  Other non-cash charges and credits, net                      369         (359)       (3,094)      (4,091)
  Changes in working capital                                16,486       41,898         3,172       33,421
                                                          --------     --------      --------     --------
Net cash provided (consumed) by operations:                (20,778)     (10,969)      145,063      107,161
                                                          --------     --------      --------     --------
CASH FLOWS INVESTED
  Capital expenditures                                     (18,934)     (14,144)      (63,217)     (56,119)
  Acquisitions                                                (361)        (591)      (14,973)      (4,929)
  Proceeds from property, plant & equipment dispositions     5,137       45,236        28,841       68,748
  Other                                                      1,537        6,454          (984)       2,630
                                                          --------     --------      --------     --------
Net cash returned (invested)                               (12,621)      36,955       (50,333)      10,330
                                                          --------     --------      --------     --------
CASH FLOWS FROM FINANCING

  Net increase (decrease) in long-term borrowings           30,566      (27,671)     (176,597)     (74,171)
  Issuance of equity securities                              9,244          681       133,276        3,885
  Dividends, net of reinvestments                           (3,437)      (4,114)      (13,640)      (9,979)
                                                          --------     --------      --------     --------
Net cash provided (consumed) by financing                   36,373      (31,104)      (56,961)     (80,265)
                                                          --------     --------      --------     --------
Effect of exchange rate changes                             (4,290)         821       (10,152)      (9,613)
                                                          --------     --------      --------     --------
NET INCREASE (DECREASE) IN CASH                             (1,316)      (4,297)       27,617       27,613
CASH AT THE BEGINNING OF THE PERIOD                        109,294       84,658        80,361       52,748
                                                          --------     --------      --------     --------
CASH AT THE END OF THE PERIOD                            $ 107,978    $  80,361     $ 107,978    $  80,361
                                                          ========     ========      ========     ========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)




                                       Three Months                Twelve Months
                                      Ended March 31               Ended March 31
                                 ------------------------     ------------------------
                                    1994          1993           1994          1993
                                 ----------    ----------     ----------    ----------
NET SALES

Canada                           $   77,683    $   74,060     $  644,153    $  664,534
United States                       130,089       117,763        866,287       827,393
                                 ----------    ----------     ----------    ----------
TOTAL NET SALES                  $  207,772    $  191,823     $1,510,440    $1,491,927
                                 ==========    ==========     ==========    ==========



INCOME (LOSS) FROM OPERATIONS

Canada                           $  (33,331)   $  (36,218)    $   39,554    $   38,596
United States                       (32,443)      (41,847)        42,940        (3,819)
                                 ----------    ----------     ----------    ----------

TOTAL INCOME (LOSS) FROM
   OPERATIONS                       (65,774)      (78,065)        82,494        34,777
Interest expense, net                (8,067)      (10,539)       (40,260)      (47,564)
                                 ----------    ----------     ----------    ----------
PRE-TAX INCOME (LOSS)            $  (73,841)   $  (88,604)    $   42,234    $  (12,787)
                                 ==========    ==========     ==========    ==========




See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements


1. The Registrant is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt and aggregates. The Registrant operates in the U.S. and, through its major operating subsidiary Lafarge Canada Inc. ("LCI"), in Canada. The Registrant's wholly-owned subsidiary, Systech Environmental Corporation, and its Canadian affiliate, are engaged in waste recovery and disposal utilizing industrial wastes as supplemental fuels in cement kilns. Lafarge Coppee S.A., a French corporation, and certain of its affiliates own a majority of the Registrant's outstanding voting securities.

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Registrant believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Registrant's 1993 Annual Report on Form 10-K.

3. Effective January 1, 1994, the Registrant adopted Statement of Financial Accounting Standards No. 112, "Accounting for Other Postemployment Benefits". The cumulative effect of this change in accounting principle was charged to other expense and was not material to the Registrant's financial position and operating results. Also effective January 1, 1994, the Registrant adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement had no impact on the Registrant's financial position and operating results.

4. Because of seasonal, weather-related conditions in several of the Registrant's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

5. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At March 31, 1994 and 1993, and at December 31, 1993, inventories consisted of the following (in thousands):

                                   March 31       March 31     December 31
                                     1994           1993          1993
                                 ------------   ------------   -----------
      Finished products           $  93,934      $ 102,450     $   89,700
      Work in process                29,406         32,268         10,681
      Raw materials and fuel         36,336         39,526         39,668
      Maintenance and operating
        supplies                     43,585         44,516         46,033
                                  ----------     ----------    -----------
      Total inventories           $ 203,261      $ 218,760     $  186,082
                                  =========      =========     ==========

6. Cash paid during the period for interest and taxes is as follows (in thousands):

                             Three Months                Twelve Months
                            Ended March 31               Ended March 31
                        ----------------------       ----------------------
                          1994          1993           1994          1993
                        --------      --------       --------      ---------
      Interest, net     $  3,830      $  6,590       $ 41,782      $ 48,379
      Income taxes
       (net of refunds)    2,335         3,538         26,180        11,902


7. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the Registrant's financial position as of the applicable dates and the results of its operations and the changes in its cash flows for the interim periods presented.

                      LAFARGE CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historically, the Registrant's first quarter sales and operating results are negatively impacted by weather conditions that reduce construction activity, particularly in northern markets. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred.

The seasonal pattern was again evident during the three-months ended March 31, 1994 when the Registrant incurred a net loss of $61.9 million, or $0.92 per common equity share. This compares with a net loss of $72.8 million, or $1.23 per common equity share, for the first quarter of 1993. Earnings improved 15 percent despite severe winter weather in some of the Registrant's major markets in the early part of 1994. This was the ninth consecutive quarter in which results were better than the prior year. The Registrant's Canadian operations reported a net loss of $17.1 million, an improvement of $1.2 million over 1993. The U.S. net loss was $44.8 million, $9.7 million better than 1993.

The Registrant's net sales for the three-months ended March 31, 1994 were $207.8 million as compared to $191.8 million in 1993, an increase of eight percent. The improvement was primarily due to higher cement sales volumes and prices coupled with an increase in ready-mixed concrete sales, partially offset by a six percent drop in the value of the Canadian dollar relative to the U.S. dollar and sales lost from divested operations. Canadian net sales were $77.7 million, an increase of five percent from last year while U.S. net sales improved 10 percent to $130.1 million. Cement shipments from continuing operations in the first quarter were six percent higher than 1993. Ready-mixed concrete volumes rose 17 percent, while aggregate volumes fell one percent because of poor weather in the northern U.S. markets and divestments made late last year.

The first quarter loss from the Registrant's cement operations was $30.0 million, $15.4 million better than the first quarter of last year. Cement results improved due to higher prices and lower maintenance spending as a result of the absence of infrequently occurring maintenance projects. Net sales from cement operations increased nine percent aided by a seven percent increase in the net sales price per ton. The Registrant's clinker capacity utilization increased 11 percent over 1993, a major cause of the six percent drop in the average cost of sales per ton. In Canada, the loss from cement operations was $9.2 million, $2.8 million better than last year. The improvement was due to better results in western Canada. Cement shipments in Canada were five percent higher as gains in western Canada were partially offset by declines in central Canada. Prior to the impact of the drop in the value of the Canadian dollar, the average net sales price in Canada increased six percent. Net sales increased six percent as higher net selling prices more than offset the drop in the value of the Canadian dollar. The U.S. loss from cement operations in the first quarter was $20.8 million. This was $12.6 million better than 1993 due to higher sales volumes and prices and lower production costs. Production costs were lower because of lower maintenance spending coupled with higher clinker and cement production. Net sales in the U.S. were higher than a year ago reflecting a seven percent increase in sales volume from continuing operations and an eight percent improvement in the average net sales price per ton.

The Registrant's construction materials and waste management operations lost $26.5 million through March, $2.9 million better than 1993. Net sales increased nine percent from 1993. The Canadian loss in the quarter was $21.2 million, $0.6 million better than last year. Higher ready-mixed concrete sales in the province of British Columbia was the primary contributor to an eight percent rise in net sales. Compared to the first quarter of 1993, ready-mixed concrete and aggregate volumes in Canada were approximately seven percent higher. In the U.S., the loss through March was $5.3 million, $2.3 million better than last year. Net sales increased 11 percent over 1993 reflecting strong ready-mixed concrete sales in the midwestern and southern U.S. markets where the weather was more favorable. Ready-mixed concrete volumes were 34 percent higher than 1993; however, aggregate volumes declined six percent because of poor weather in northern U.S. markets and divestments made late last year in the Registrant's southern Ohio markets.

Net interest expense in the first quarter was $2.5 million lower than the same period last year primarily due to lower average debt levels in the U.S.

Other expense, net for the quarter was $3.5 million as compared with net income of $3.6 million last year. The change resulted mostly from lower divestment gains and a one-time charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

For each of the three-month periods ended March 31, 1994 and 1993 the Registrant recorded an income tax benefit as a result of the seasonal loss from its Canadian operations. No tax benefit was recorded for the U.S. loss due to net operating losses carried forward. The Canadian effective income tax rate was 43.3 percent for the first quarter of 1994 compared with 47.8 percent for the same period last year. Certain elements of the Canadian income tax provision are fixed in amount. The decrease in the Canadian effective income tax rate was caused by the relatively lower percentage of these fixed amounts to the estimated operating results of 1994 and by a tax rate reduction of one percent in 1994.

The Registrant's net income for the twelve-month period ended March 31, 1994 was $16.9 million compared to a net loss of $30.2 million for the same period ended March 31, 1993. Net sales increased from $1,491.9 million for the twelve-month period ended March 31, 1993 to $1,510.4 million for the same period in 1994. Canadian net sales declined three percent while U.S. sales were five percent higher than 1993. The lost sales from divested operations including the Registrant's Demopolis cement plant and associated terminals were more than offset by an increase in cement net sales prices and shipments in the U.S. Selling and administrative expenses were $19.8 million lower. This reduction resulted primarily from actions taken to streamline operations and reduce costs in the Registrant's cement and construction materials operations and from divestments. Interest expense was $7.3 million lower than the twelve-month period ended March 31, 1993 due to lower interest rates and lower average debt levels in the U.S. In the fourth quarter of 1993, the Registrant recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits) to cover the direct expenses of restructuring the Registrant's North American business units to increase organizational efficiency.

The value reported for Canadian dollar denominated net assets decreased from March 31, 1993 as a result of a drop in the value of the Canadian dollar relative to the U.S. dollar. At March 31, 1994 the U.S. dollar equivalent to a Canadian dollar was $.72 versus $.79 at March 31, 1993.

Working capital, excluding cash and current portion of long-term debt, decreased approximately $35.9 million as a result of the drop in the value of the Canadian dollar relative to the U.S. dollar. The impact of these exchange rate changes reduced accounts receivable and inventories by $9.5 million each and accounts payable by $6.5 million.

Working capital, excluding cash, current portion of long-term debt and the impact of exchange rate changes, decreased $23.0 million from March 31, 1993 to March 31, 1994. Accounts receivable increased $17.9 million reflecting the eight percent increase in net sales. Other current assets increased $12.1 million primarily due to higher deferred income tax assets. Accounts payable and accrued liabilities increased $41.4 million as a result of the restructuring accrual as well as higher sales volumes and the timing of purchases and payments.

Through March, net cash used by operations was $9.8 million more than 1993 primarily due to a smaller 1994 decrease in working capital partially offset by a lower net loss in 1994 and other non-cash adjustments to net loss.

Cash flows invested was $12.6 million for the first quarter of 1994 compared with net cash returned of $37.0 million in 1993. Proceeds from property, plant and equipment dispositions totalled $45.2 million in 1993 compared to $5.1 million in 1994. The 1993 proceeds resulted mainly from the sale of the Demopolis plant and terminals and the expropriation of rail access to property at one of the Registrant's construction materials operations.

Cash provided by financing activities in the first three months of 1994 resulted from seasonal borrowings of $30.6 million, whereas cash consumed by financing activities in 1993 consisted mostly of debt reduction ($27.7 million) from proceeds received upon divestment of the Registrant's Demopolis plant and terminals.

For the twelve-month period ended March 31, 1994, net cash flows from operating activities improved over the same period in 1993 primarily as a result of net income in 1994 compared to a net loss in 1993 and other non-cash adjustments to net income. These adjustments were partially offset by a smaller decrease in working capital.

Cash flows invested and returned for the twelve-month periods ended March 31, 1994 and 1993 were $50.3 million and $10.3 million, respectively. The Registrant's capital spending and acquisitions in 1994 were $17.1 million more than 1993. Proceeds from property, plant and equipment dispositions were $39.9 million less than last year due to the divestment of the Demopolis plant and terminals, the expropriation in construction materials and the divestment of the Registrant's chemical admixtures business.

Net cash consumed by financing activities was $57.0 million for the twelve-month period ended March 31, 1994 compared to $80.3 million for the same period last year. In October 1993 the Registrant completed an offering of 6.75 million common shares priced at $18.25 per share. The net proceeds from the offering, which was used initially to reduce long-term debt, totalled $117.6 million. Cash flows consumed by financing activities for the same period in 1993 consisted of debt reduction ($74.2 million) from proceeds received upon the divestment of significant non-strategic assets.

Capital investments related to existing operations are not expected to exceed $130 million in 1994. At March 31, 1994, the Registrant had no material capital commitments and had $200 million of committed bank lines of credit. Although none of the credit facility had been drawn down, approximately $65 million was utilized to back outstanding commercial paper and short-term bank loans.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On May 3, 1994, the U.S. Court of Appeals for the Fourth Circuit denied the Registrant's petition for rehearing and suggestion for rehearing in banc of the April 7, 1994 decision of this court which vacated and reversed the judgment of the U.S. District Court in the Lone Star Case and remanded the case for a new trial. (See the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 for a description of the Lone Star Case). It is expected that a new trial in this matter will be commenced in the Fall of 1994. The retrial will reopen all issues of liability and damages pled by Lone Star and will also permit Lone Star to amend its complaint to include new claims under a Massachusetts law providing for double and treble damages. The Registrant believes that it has substantial insurance coverage that will respond to a large portion of defense expenses and liability, if any, in the Lone Star Case. (See the Registrant's 1993 10-K for a description of litigation among the Registrant and its insurers relating to the Lone Star Case).

In early May, 1994 the Registrant received a demand letter from attorneys representing victims and relatives of victims of a tragic 1992 vehicular accident involving one of the Registrant's ready mixed concrete trucks and a van in which 15 summer students were passengers. As a result of the accident, the van driver and four of the passengers perished and ten were seriously injured. Although no lawsuits with respect to this accident have been filed against the Registrant or others, the demand seeking approximately $36 million in damages has been sent to the Registrant and its insurance carriers. The Registrant is reviewing the demand which should be fully covered by insurance.


Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 3, 1994. A total of 67,578,249 shares were entitled to be voted. At the meeting, shareholders elected the 16 nominees for the Board of Directors identified below:

Director Elected              Votes For               Votes Withheld
- - ----------------              ---------               --------------

Thomas A. Buell               57,331,281                  38,684
Marshall A. Cohen             57,329,664                  40,301
Bertrand P. Collomb           57,331,063                  38,902
Bernard L. Kasriel            57,326,341                  43,624
Jacques Lefevre               57,331,177                  38,788
Paul W. MacAvoy               57,325,786                  44,179
Claudine B. Malone            57,325,600                  44,365
Alonzo L. McDonald            57,330,592                  39,373
David E. Mitchell             57,331,292                  38,673
Robert W. Murdoch             57,328,349                  41,616

Director Elected              Votes For               Votes Withheld
- - ----------------              ---------               --------------

Bertin F. Nadeau              57,329,274                  40,691
John D. Redfern               57,329,297                  40,668
Joe M. Rodgers                57,327,845                  42,120
Michel Rose                   57,328,613                  41,352
Ronald D. Southern            57,329,695                  40,270
Edward H. Tuck                57,330,565                  39,400


The shareholders ratified the appointment of Arthur Andersen & Co. as auditors to audit the financial statements of the Company for the year ending December 31, 1994, with voting as follows:


Votes For            Votes Against         Abstentions     Broker Non-Votes
57,333,483             25,699                10,783              -0-



Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits                                                     Page

          Exhibit 11 - Statement regarding computation
          of net income (loss) per common equity share.                 16


  (b)     Reports on Form 8-K

          The Registrant filed a Form 8-K dated April 7, 1994 to report that a panel of the U.S. Court of Appeals for the Fourth Circuit vacated and reversed the judgment of the U.S. District Court in the Lone Star Case.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LAFARGE CORPORATION





Date:  May 13, 1994               By: JEAN-PIERRE CLOISEAU
                                     -----------------------------
                                      Jean-Pierre Cloiseau
                                      Executive Vice President
                                      and Chief Financial Officer