Form 10-Q
period 1994-06-30
LAFARGE CORP
filed 1994-08-12
CIK 716783

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---     EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1994
                              -----------------------------------------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---     EXCHANGE ACT OF 1934


For the transition period from                 to
                              ----------------   ----------------

Commission file number                 0-11936
                      -------------------------------------------------------

                             LAFARGE CORPORATION
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 MARYLAND                            58-1290226
- - -----------------------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)



 11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA                22091
- - -----------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)



                                 703-264-3600
- - -----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                Outstanding as of
                      Class                                                       July 31, 1994
        ------------------------------------                               -------------------------
        Common Stock of Lafarge Corporation
           ($1 par value)                                                          59,291,753
        Exchangeable Preference Shares of
           Lafarge Canada Inc.
           (no par value)                                                           8,540,932
                                                                                 ------------
        Total Common Equity Interests                                              67,832,685
                                                                                 ============

Number of pages contained in this report      19
                                              --
Total sequentially numbered pages             19
                                              --
Exhibit index on page 17.
                      --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1994

                                     INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

        a)      Condensed Consolidated Statements of Income
                (Loss) - Three-Month, Six-Month and
                Twelve-Month Periods Ended
                June 30, 1994 and 1993                                        3

        b)      Condensed Consolidated Balance Sheets -
                June 30, 1994, June 30, 1993, and
                December 31, 1993                                             4

        c)      Condensed Consolidated Statements of
                Cash Flows - Six-Month and Twelve-Month
                Periods Ended June 30, 1994 and 1993                          5

        d)      Condensed Consolidated Geographic
                Information - Three-Month, Six-Month and
                Twelve-Month Periods Ended
                June 30, 1994 and 1993                                        6

        e)      Notes to Condensed Consolidated
                Financial Statements                                          7

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                    9

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                            14

Item 6(a).      Exhibits                                                     15

Item 6(b).      Reports on Form 8-K                                          15

SIGNATURE                                                                    16

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Loss)
             (Unaudited and in thousands, except per share amounts)


                                          Three Months                Six Months               Twelve Months
                                          Ended June 30              Ended June 30             Ended June 30
                                     -----------------------    -----------------------   -----------------------
                                        1994         1993          1994         1993         1994         1993
                                     ----------   ----------    ----------   ----------   ----------   ----------
NET SALES                            $  423,375   $  394,425    $  631,147   $  586,248   $1,539,390   $1,471,850
                                     ----------   ----------    ----------   ----------   ----------   ----------
COST AND EXPENSES

Cost of goods sold                      325,565      313,853       556,586      547,441    1,251,391    1,255,658
Selling and administrative               40,217       40,894        79,286       80,778      159,957      175,088
Interest expense, net                     8,750       11,605        16,817       22,144       37,405       46,085
Other expense (income), net               3,660         (819)        7,116       (4,403)      10,512        1,160
Restructuring                                 -            -             -            -       21,600            -
                                     ----------   ----------    ----------   ----------   ----------   ----------
Total costs and expenses                378,192      365,533       659,805      645,960    1,480,865    1,477,991
                                     ----------   ----------    ----------   ----------   ----------   ----------
Pre-tax income (loss)                    45,183       28,892       (28,658)     (59,712)      58,525       (6,141)
Income tax benefit (expense)             (7,054)      (6,650)        4,928        9,105      (25,751)     (18,515)
                                     ----------   ----------    ----------   ----------   ----------   ----------
NET INCOME (LOSS)                    $   38,129   $   22,242    $  (23,730)  $  (50,607)  $   32,774   $  (24,656)
                                     ==========   ==========    ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-PRIMARY                      $      .56   $      .37    $     (.35)  $     (.85)  $      .50   $     (.42)
                                     ==========   ==========    ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-ASSUMING FULL DILUTION       $      .55   $      .37    $     (.35)  $     (.85)  $      .50   $     (.42)
                                     ==========   ==========    ==========   ==========   ==========   ==========
DIVIDENDS PER COMMON EQUITY SHARE    $     .075   $     .075    $     .150   $     .150   $     .300   $     .300
                                     ==========   ==========    ==========   ==========   ==========   ==========
Average number of common equity
  shares outstanding                     68,160       59,862        67,503       59,451       65,716       59,268
                                     ==========   ==========    ==========   ==========   ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

                     LAFARGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                         (Unaudited and in thousands)

                                                      June 30           June 30         December 31
                                                       1994              1993              1993
                                                     ---------         ---------        -----------
ASSETS

Cash and cash equivalents                           $   49,948        $   35,700        $  109,294
Receivables, net                                       310,634           295,290           253,207
Inventories                                            190,142           214,967           186,082
Other current assets                                    45,501            34,720            36,661
                                                     ---------         ---------         ---------
Total current assets                                   596,225           580,677           585,244

Property, plant and equipment, net                     851,236           929,816           880,724
Excess of cost over net assets of
  businesses acquired, net                              38,391            41,723            39,636
Other assets                                           163,940           160,278           168,114
                                                     ---------         ---------         ---------
TOTAL ASSETS                                        $1,649,792        $1,712,494        $1,673,718
                                                     =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities            $  222,877        $  205,529        $  226,585
Income taxes payable                                    14,536             7,256            28,846
Current portion of long-term debt                       26,945            64,287            14,373
                                                     ---------         ---------         ---------
Total current liabilities                              264,358           277,072           269,804

Long-term debt                                         406,700           562,905           373,230
Deferred income tax                                     94,344            99,219           101,395
Other postretirement benefits                          122,654           119,088           120,676
Other long-term liabilities                             16,523            16,835            16,948
                                                     ---------         ---------         ---------
Total liabilities                                      904,579         1,075,119           882,053
                                                     ---------         ---------         ---------
Common equity interests
  Common shares                                         59,154            46,802            55,290
  Exchangeable shares                                   58,315            85,853            78,443
Additional paid-in-capital                             565,486           409,831           535,685
Retained earnings                                      130,518           117,654           164,702
Foreign currency translation adjustments               (68,260)          (22,765)          (42,455)
                                                     ---------         ---------         ---------
Total shareholders' equity                             745,213           637,375           791,665
                                                     ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,649,792        $1,712,494        $1,673,718
                                                     =========         =========         =========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


                                                     Six Months                Twelve Months
                                                    Ended June 30              Ended June 30
                                                ---------------------      ---------------------
                                                  1994         1993          1994         1993
                                                --------     --------      --------     --------
CASH FLOWS FROM OPERATIONS

Net income (loss)                              $ (23,730)   $ (50,607)    $  32,774    $ (24,656)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Depreciation, depletion and amortization        55,853       58,326       112,497      121,334
  Provision for doubtful accounts                  2,551        2,762         5,524        7,143
  Gain on sale of assets                          (3,837)     (12,503)       (8,329)     (22,580)
  Other postretirement benefits                    2,580        2,545         4,673        5,524
  Restructuring                                   (7,731)           -        13,869            -
  Other non-cash charges and credits, net         (8,976)      (2,899)      (15,634)     (13,398)
  Changes in working capital items               (87,217)     (60,515)        1,882       12,781
                                                --------     --------      --------     --------
Net cash provided (consumed) by operations       (70,507)     (62,891)      147,256       86,148
                                                --------     --------      --------     --------
CASH FLOWS INVESTED
  Capital expenditures                           (45,411)     (34,096)      (69,742)     (58,039)
  Acquisitions                                    (2,131)        (744)      (16,590)      (3,387)
  Proceeds from property, plant & equipment
    dispositions                                  12,315       49,842        31,413       67,047
  Other                                            1,772        2,680         3,025       10,740
                                                --------     --------      --------     --------
Net cash returned (invested)                     (33,455)      17,682       (51,894)      16,361
                                                --------     --------      --------     --------
CASH FLOWS FROM FINANCING
  Net increase (decrease) in long-term
    borrowings                                    46,146        4,247      (192,935)     (70,816)
  Issuance of equity securities                    9,317        1,173       132,857        2,233
  Dividends, net of reinvestments                 (6,234)      (8,253)      (12,298)     (11,906)
                                                --------     --------      --------     --------
Net cash provided (consumed) by financing         49,229       (2,833)      (72,376)     (80,489)
                                                --------     --------      --------     --------
Effect of exchange rate changes                   (4,613)        (916)       (8,738)     (10,506)
                                                --------     --------      --------     --------
NET INCREASE (DECREASE) IN CASH                  (59,346)     (48,958)       14,248       11,514
CASH AT THE BEGINNING OF THE PERIOD              109,294       84,658        35,700       24,186
                                                --------     --------      --------     --------
CASH AT THE END OF THE PERIOD                  $  49,948    $  35,700     $  49,948    $  35,700
                                                ========     ========      ========     ========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)


                                          Three Months                Six Months               Twelve Months
                                          Ended June 30              Ended June 30             Ended June 30
                                      ---------------------      ---------------------     ---------------------
                                        1994         1993          1994         1993         1994         1993
                                      --------     --------      --------     --------     --------     --------
NET SALES

Canada                              $  164,820   $  163,627    $  242,503   $  237,687   $  645,346   $  646,853
United States                          258,555      230,798       388,644      348,561      894,044      824,997
                                     ---------    ---------     ---------    ---------    ---------    ---------
TOTAL NET SALES                     $  423,375   $  394,425    $  631,147   $  586,248   $1,539,390   $1,471,850
                                     =========    =========     =========    =========    =========    =========


INCOME (LOSS) FROM OPERATIONS

Canada                              $   12,498   $   16,249    $  (20,833)  $  (19,969)  $   35,803   $   41,245
United States                           41,435       24,248         8,992      (17,599)      60,127       (1,301)
                                     ---------    ---------     ---------    ---------    ---------    ---------

TOTAL INCOME (LOSS) FROM OPERATIONS     53,933       40,497       (11,841)     (37,568)      95,930       39,944
Interest expense, net                   (8,750)     (11,605)      (16,817)     (22,144)     (37,405)     (46,085)
                                     ---------    ---------     ---------    ---------    ---------    ---------
PRE-TAX INCOME (LOSS)               $   45,183   $   28,892    $  (28,658)  $  (59,712)  $   58,525   $   (6,141)
                                     =========    =========     =========    =========    =========    =========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements


1. The Registrant is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt and aggregates. The Registrant operates in the U.S. and, through its major operating subsidiary Lafarge Canada Inc. ("LCI"), in Canada. The Registrant's wholly-owned subsidiary, Systech Environmental Corporation, and its Canadian affiliate, are engaged in waste recovery and disposal utilizing industrial wastes as supplemental fuels in cement kilns. Lafarge Copp#e S.A., a French corporation, and certain of its affiliates own a majority of the Registrant's outstanding voting securities.

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

5. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At June 30, 1994 and 1993, and at December 31, 1993, inventories consisted of the following (in thousands):

                                      June 30        June 30     December 31
                                       1994           1993          1993
                                   ------------   ------------   -----------
        Finished products           $  92,534      $ 104,049     $   89,700
        Work in process                17,046         26,487         10,681
        Raw materials and fuel         37,758         41,256         39,668
        Maintenance and operating
          supplies                     42,804         43,175         46,033
                                    ----------     ----------    -----------
        Total inventories           $ 190,142      $ 214,967     $  186,082
                                    ==========     ==========    ===========

6. Cash paid during the period for interest and taxes is as follows (in thousands):

                               Six Months                  Twelve Months
                               Ended June 30               Ended June 30
                          ----------------------       ----------------------
                            1994          1993           1994          1993
                          --------      --------       --------      ---------
        Interest, net     $ 16,273      $ 22,697       $ 38,124      $ 46,512
        Income taxes
         (net of refunds)   15,206        16,283         28,518        20,500


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

                      LAFARGE CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Registrant reported earnings of $38.1 million for the quarter ended June 30, 1994 compared with earnings of $22.2 million for the same period in 1993. Earnings per common equity share for the period were $.56 compared with $.37 for the same quarter last year. This was the tenth consecutive quarter in which results were better than the prior year. The Registrant's Canadian operations reported net income of $7.5 million, a $3.1 million decrease from last year. In the U.S., net income was $30.6 million, $19.0 million better than 1993.

The Registrant's net sales rose seven percent in the second quarter to $423.4 million from $394.4 million in the same period last year. The improvement was primarily due to higher cement sales volumes and prices coupled with an increase in ready-mixed concrete sales, partially offset by a drop in the value of the Canadian dollar relative to the U.S. dollar. Canadian net sales were $164.8 million, a one percent increase from last year while U.S. net sales improved 12% to $258.6 million. Cement shipments in the second quarter were 10 percent higher than 1993. Ready-mixed concrete shipments were also up 10 percent and aggregate shipments from continuing operations rose seven percent.

The second quarter's contribution from the Registrant's cement operations was $51.6 million, $12.9 million higher than the second quarter of last year. Cement results were better due to higher sales volumes and prices. Net sales from cement operations climbed 13 percent. The average net sales price was six percent higher than the second quarter of 1993. In Canada, the contribution from cement operations was $13.5 million, $1.3 million worse than the prior year's second quarter. The decline was due to lower earnings in Western Canada where costs relative to the timing of winter maintenance in 1994 (primarily at the Richmond plant) and higher gas prices at the Exshaw plant more than offset higher prices in the West and higher prices and volumes in Eastern Canada. Cement shipments in Canada were one percent higher. Excluding the impact of the drop in the value of the Canadian dollar, the average net sales price increased five percent. Net sales in Canada were about equal to last year as higher volumes and net selling prices were offset by the drop in the value of the Canadian dollar. The U.S. contribution from cement operations in the second quarter was $38.1 million. This was $14.2 million better than 1993. Rising cement prices and strong shipments were the driving forces behind the improved U.S. results. Earnings were also aided by lower maintenance spending as a result of the absence of infrequently occurring maintenance projects.
U.S. shipments and prices exceeded last year by 13 percent and six percent resulting in a 19 percent increase in net sales.

Earnings from the Registrant's construction materials and waste management operations were $11.9 million, $4.0 million better than the second quarter of 1993. Net sales declined one percent from 1993. Canadian earnings in the quarter were $2.1 million, $0.3 million worse than last year.
Net sales improved slightly (1%). Improved earnings in Eastern Canada due to cost reductions and higher ready-mixed concrete and aggregate shipments were offset by lower earnings in Western Canada, particularly in the northern and southern Alberta markets where competitive pressures have resulted in the deterioration of ready-mixed concrete prices. Compared to the second quarter of 1993, ready-mixed concrete and aggregate volumes in Canada were five percent and six percent higher. In the U.S., second quarter earnings were $9.8 million, $4.3 million higher than the same period a year ago reflecting improved results in the Midwestern and Southern U.S. markets. Ready-mixed concrete shipments were up approximately 20 percent and aggregate shipments from continuing operations rose seven percent. Net sales were four percent less than last year primarily due to divested operations.

Net interest expense was $2.9 million lower than the second quarter of 1993 primarily due to lower average net debt levels in the U.S. Other expense, net for the quarter was $3.7 million as compared with net income of $0.8 million last year. The change resulted mostly from lower divestment gains and higher pension costs.

The Registrant's net loss through the six months ended June 30, 1994 was $23.7 million or $0.35 per common equity share. This compares to a net loss of $50.6 million, or $0.85 per share, for the first half of 1993. Historically, the Registrant's first quarter sales volume and operating results are negatively impacted by seasonal weather conditions that restrict construction activity, particularly in the northern markets. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization, with the associated costs being charged to expense as incurred. The Registrant's Canadian operations incurred a net loss of $9.6 million, $1.9 million worse than 1993. Improved results in Eastern Canada were offset by the absence of divestment gains, an adjustment of deferred income taxes in 1993 due to a change in enacted rates, higher costs in the Western Cement Region and expenses for development of a new financial system for construction materials. In the U.S., the net loss was $14.1 million, $28.8 million better than 1993. The U.S. improvement was due primarily to a seven percent increase in cement prices, an 11 percent increase in cement shipments and, in the Registrant's southern and midwestern construction materials markets, a 26 percent increase in ready-mixed concrete shipments. These improvements were partially offset by lower divestment gains.

For the six months ended June 30, 1994, the Registrant's net sales were $631.1 million as compared to $586.2 million last year, an increase of eight percent. Higher sales were primarily due to a nine percent and 12 percent increases in cement and ready-mixed concrete shipments, respectively, and six percent higher cement prices. However, partially offsetting these increases were the exchange rate impact resulting from a drop in the value of the Canadian dollar relative to the U.S. dollar and sales lost from divested operations. Canadian net sales were $242.5 million, an increase of two percent from last year. U.S. net sales escalated 11 percent to $388.6 million. Aggregate volumes from continuing operations increased eight percent.

Earnings from the Registrant's cement operations for the first six months were $21.6 million, $28.3 million better than last year. Net sales through June were $368.3 million, an increase of 12 percent. Earnings from Canadian operations were $4.3 million, $1.5 million better than last year. Higher prices in Eastern and Western Canada and increased volumes in Western Canada were partially offset by higher gas prices at the Exshaw plant. Canadian net sales and shipments rose two percent. Average net sales prices increased approximately six percent prior to the exchange rate fluctuation. Prices increased 10 percent in Eastern Canada. Earnings from U.S. cement operations were $17.3 million, $26.8 million higher than the prior year. The higher earnings were primarily attributable to a seven percent increase in net sales prices, an 11 percent increase in shipments and lower maintenance spending as a result of the absence of infrequently occurring maintenance projects. Aided by the increases in price and volume, net sales from U.S. operations increased 16 percent.

The year-to-date loss from the Registrant's construction materials and waste management operations was $14.6 million. This was $6.9 million better than the same period last year. Net sales were two percent higher than 1993. Canadian operations lost $19.1 million, $0.2 million better than 1993. Better results in Eastern Canada due to higher volumes and cost reductions were offset by lower ready-mixed concrete prices in the West and expenses for development of a new financial system. Through June, ready-mixed concrete and aggregate volumes in Canada were approximately five percent higher than 1993. The U.S. operations earned $4.5 million compared to a loss of $2.1 million in 1993. The better results were primarily attributable to the Registrant's Southern and Midwestern U.S. markets where ready-mixed concrete shipments were up 26 percent. Aggregate shipments from continuing operations increased nine percent. Net sales in the U.S. were three percent higher than 1993 despite the negative impact of divestments.

Net interest expense was $5.3 million lower than the six months ended June 30, 1993 due primarily to a decrease in average net debt levels in the U.S. and currency gains on the U.S. dollar denominated investments in Canada. Other expense, net for the first six months of the year was $7.1 million as compared with net income of $4.4 million last year. The change resulted mainly from lower divestment gains.

The income tax benefit for the six months ended June 30, 1994 was $4.9 million which was $4.2 million lower than for the same period in 1993. The Registrant recorded an income tax benefit as a result of the loss from its Canadian operations. No tax benefit was recorded in the U.S. due to net operating losses carried forward. In Canada, the income tax benefit for the six months ended June 30 was $7.3 million, down $3.8 million from 1993. The decrease in the income tax benefit was due primarily to a decrease in the effective rate and a $2.1 million one-time reduction to deferred taxes in 1993 to reflect the enacted increase in the manufacturing and processing tax credit in Canada. Certain elements of the Canadian income tax provision are fixed in amount. The decrease in the Canadian effective income tax rate was caused by the relatively low percentage of these fixed amounts to the decreased pre-tax loss and by a tax rate reduction of one percent in 1994.

The Registrant's net income for the twelve-month period ended June 30, 1994 was $32.8 million compared to a net loss of $24.7 million for the period ended June 30, 1993. Results were better primarily due to improved cement sales volumes and prices. Net sales increased five percent to $1,539.4 million for the twelve-month period ended June 30, 1994. Reflecting the negative exchange rate impact, Canadian net sales were unchanged while U.S. sales were eight percent higher than 1993. Selling and administrative expenses were $15.1 million lower. This reduction resulted primarily from actions taken to streamline operations and reduce costs in the Registrant's cement and construction materials operations and from divestments. Interest expense was $8.7 million lower than the twelve-month period ended June 30, 1993 due to lower interest rates and lower average net debt levels in the U.S. coupled with currency gains on the U.S. dollar denominated investments in Canada. Other expense, net for the twelve-month period was $10.5 million compared to $1.2 million in 1993.
The change resulted mainly from lower divestment gains. In the fourth quarter of 1993, the Registrant recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits) to cover the direct expenses of restructuring the Registrant's North American business units to increase organizational efficiency.

The value reported for Canadian dollar denominated net assets decreased from June 30, 1993 as a result of a drop in the value of the Canadian dollar relative to the U.S. dollar. At June 30, 1994 the U.S. dollar equivalent to a Canadian dollar was $.72 versus $.78 at June 30, 1993.

Working capital, excluding cash and current portion of long-term debt, decreased approximately $23.3 million mainly as a result of the drop in the value of the Canadian dollar relative to the U.S. dollar. The impact of these exchange rate changes reduced accounts receivable, inventories and accounts payable by $12.5 million, $7.6 million and $6.8 million, respectively.

Working capital (excluding cash, current portion of long-term debt and the impact of exchange rate changes) decreased $9.1 million from June 30, 1993 to June 30, 1994. Accounts receivable increased $27.8 million while inventories declined $17.3 million reflecting the eight percent increase in net sales. Other current assets increased $12.0 million due primarily to higher deferred income tax assets. Accounts payable and accrued liabilities increased $24.1 million as a result of the restructuring accrual in the fourth quarter of 1993 and the timing of purchases and payments.

Through June, net cash used by operations was $7.6 million more than 1993 due primarily to an increase in working capital requirements and higher other non-cash adjustments partially offset by a lower net loss in 1994.

Cash flows invested were $33.5 million for the first half of 1994 compared with net cash returned of $17.7 million in 1993. The Registrant's capital spending and acquisitions in 1994 were $12.7 million more than 1993.
Proceeds from property, plant and equipment dispositions totalled $49.8 million in 1993 compared to $12.3 million in 1994. The 1993 proceeds resulted mainly from the sale of the Demopolis plant and terminals, the expropriation of rail access to property at one of the Registrant's construction materials operations and the sale of surplus land in Canada.

Cash provided by financing activities in the first six months of 1994 resulted from seasonal borrowings of $46.1 million. In 1993, seasonal working capital requirements were funded mainly by proceeds of divestments.

For the twelve-month period ended June 30, 1994, net cash flows from operating activities improved over the same period in 1993 primarily as a result of achieving net income in 1994 compared to a net loss in 1993 and other non-cash adjustments to net income. These adjustments were partially offset by a smaller decrease in working capital.

Cash flows invested and returned for the twelve-month periods ended June 30, 1994 and 1993 were $51.9 million and $16.4 million, respectively. The Registrant's capital spending and acquisitions in 1994 were $24.9 million more than 1993. Proceeds from property, plant and equipment dispositions were $35.6 million less than last year due to the divestment of the Demopolis plant and terminals, the expropriation in construction materials and the divestment of the Registrant's chemical admixtures business.

Net cash consumed by financing activities was $72.4 million for the twelve-month period ended June 30, 1994 compared to $80.5 million for the same period last year. In October 1993 the Registrant completed an offering of 6.75 million common shares priced at $18.25 per share. The net proceeds from the offering, which were used initially to reduce long-term debt, totalled $117.6 million. Cash flows consumed by financing activities for the period ended June 30, 1993 consisted of debt reduction ($70.8 million) from proceeds received upon the divestment of significant non-strategic assets.

Capital investments related to existing operations are not expected to exceed $130 million in 1994. At June 30, 1994, the Registrant had no material capital commitments and had $200 million of committed bank lines of credit. Although none of the credit facility had been drawn down, approximately $81 million was utilized to back outstanding commercial paper and short-term bank loans.

                          PART II.  OTHER INFORMATION


Item 1  Legal Proceedings

At a hearing held on May 13, 1994 the U.S. District Court for the District of Maryland, established a schedule for the retrial of the Lone Star case (see the Registrant's annual report on Form 10-K for the year ended December 31, 1993 for a description of the Lone Star case). A trial date of October 24, 1994 has been set for this litigation. Limited discovery by both parties is proceeding. The Registrant has recently been served with a new complaint by Lone Star which expands Lone Star's claim for damages by an additional $1.247 million and reiterates a previously pled business destruction claim with interest and double or triple damages, as appropriate, resulting from injuries suffered by other purchasers of allegedly defective concrete railroad ties not named in other Lone Star complaints. The Registrant is reviewing this complaint and will file its answer in due course. It is expected that this case may be consolidated with the current Lone Star case.

On July 20, 1994 in the Nationwide insurance coverage case (see the Registrant's annual report on Form 10-K for the year ended December 31, 1993 for a description of the Nationwide case), the U.S. District Court for the District of Maryland issued its opinion on motions for partial summary judgment filed by the Registrant requesting determination of the insurers' defense obligations and the reasonableness of fees and expenses paid by the Registrant in its defense of the Lone Star case and a motion by the Registrant to strike designation of several expert witnesses of the insurers. The court held that all of the excess and umbrella insurers of the Registrant and Lafarge Canada Inc. ("LCI") have no duty to defend the Registrant and LCI, however, each of the primary insurers during the period of coverage for both these defendants have a duty to defend. The court furthermore developed a formula for the allocation of defense expenses designating shares for each of the primary insurers but with the caveat that a number of outstanding issues still need to be addressed but were not ripe for decision by summary judgment. The court denied the Registrant's motion on the reasonableness of defense expenses and left that issue to be decided by the trier of fact. Furthermore, the court also denied the Registrant's motion to strike the insurers' experts. Discovery continues in this matter. The Registrant believes that it has substantial insurance coverage that will respond to a majority of the defense expenses and liability, if any, in the Lone Star case.

On June 6, 1994 the Registrant and the driver of its ready mix concrete truck involved in the June 8, 1992 Mineola traffic accident were sued by approximately 24 plaintiffs in two separate actions. Plaintiffs have filed 12 individual lawsuits in the U.S. District Court for the Northern District, Dallas Division. Plaintiffs also filed a single state court action in the 114th State District Court in Quitman, Wood County, Texas. These actions are the result of the collision involving a church van occupied by 15 students and a Lafarge ready mix concrete truck. As a result of the collision 5 of the occupants of the van were killed and 10 were injured. The plaintiffs contend that the negligent acts and omissions of the driver and the Registrant constitute the proximate cause of the accident and all of the plaintiffs' injuries and damages arising therefrom. The claim for damages is approximately $106 million. The Registrant has denied liability and is defending the suit vigorously. The Registrant believes that it has insurance coverage to cover substantially all of the defense expenses and liability, if any, in this litigation.

On or about March 2, 1994 the Registrant was served with a Civil Investigative Demand by the U.S. Department of Justice, Antitrust Division, requesting the production of documents and responses to interrogatories in connection with an investigation of potential price fixing and market allocation by cement producers. The Registrant has prepared and submitted all of the agreed upon information. The Registrant believes that it has no liability with respect to any of the suspected antitrust violations referenced in the Justice Department's demand.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

Exhibit 11 - Statement regarding computation of net income
(loss) per common equity share.



(b)     Reports on Form 8-K
        -------------------

No reports on Form 8-K were filed by the Registrant during the three-months ended June 30, 1994.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LAFARGE CORPORATION





Date:      August 12, 1994           By: JEAN-PIERRE CLOISEAU
     ------------------------            ----------------------------
                                         Jean-Pierre Cloiseau
                                         Executive Vice President and
                                         Chief Financial Officer

                   INDEX TO EXHIBITS

Exhibit No.                 Exhibit
- - -----------                 -------

11              Statement regarding  computation of net income
                (loss) per common equity share.