Form 10-Q
period 1994-09-30
LAFARGE CORP
filed 1994-11-14
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----     EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1994
                               -----------------------------------------------

                                       OR

- ----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from --------------- to --------------


Commission file number                 0-11936
                       -------------------------------------------------------

                              LAFARGE CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MARYLAND                            58-1290226
- ------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)


      11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA           22091
- ------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


                                  703-264-3600
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                             Outstanding as of
                       Class                                                 October 31, 1994
         ------------------------------------                                ----------------
         Common Stock of Lafarge Corporation
            ($1 par value)                                                       59,516,144
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                                        8,487,017
                                                                                -----------
         Total Common Equity Interests                                           68,003,161
                                                                                ===========

Number of pages contained in this report      15
                                              --
Total sequentially numbered pages             15
                                              --
Exhibit index on page  13.
                       --

                      LAFARGE CORPORATION AND SUBSIDIARIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                     INDEX



                                                                           Page
                                                                           ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

   a)           Condensed Consolidated Statements
                of Income - Three-Month and Nine-Month
                Periods Ended September, 1994 and 1993                       3

   b)           Condensed Consolidated Balance Sheets -
                September 30, 1994, September 30, 1993,
                and December 31, 1993                                        4

   c)           Condensed Consolidated Statements of
                Cash Flows - Nine-Month Period
                Ended September 30, 1994 and 1993                            5

   d)           Condensed Consolidated Geographic Information -
                Three-Month and Nine-Month Periods
                Ended September 30, 1994 and 1993                            6

   e)           Notes to Condensed Consolidated Financial Statement          7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          9

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                           13

Item 6(a).      Exhibits                                                    13

Item 6(b).      Reports on Form 8-K                                         13

SIGNATURE                                                                   14

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
             (Unaudited and in thousands, except per share amounts)



                                         Three Months Ended          Nine Months Ended
                                           September 30                September 30
                                     ------------------------    ------------------------
                                        1994          1993          1994          1993
                                     ----------    ----------    ----------    ----------
NET SALES                            $  528,416    $  510,614    $1,159,563    $1,096,862
                                     ----------    ----------    ----------    ----------
COST AND EXPENSES

Cost of goods sold                      384,296       381,564       940,882       929,005
Selling and administrative               42,399        39,686       121,685       120,464
Interest expense, net                     9,297        10,294        26,114        32,438
Other expense (income), net              (3,509)         (617)        3,607        (5,020)
                                     ----------    ----------    ----------    ----------
Total costs and expenses                432,483       430,927     1,092,288     1,076,887
                                     ----------    ----------    ----------    ----------

Pre-tax income                           95,933        79,687        67,275        19,975
Income tax expense                      (23,744)      (25,409)      (18,816)      (16,304)
                                     ----------    ----------    ----------    ----------
NET INCOME                           $   72,189    $   54,278    $   48,459    $    3,671
                                     ==========    ==========    ==========    ==========
NET INCOME PER COMMON
  EQUITY SHARE-PRIMARY               $     1.06    $      .90    $      .71    $      .06
                                     ==========    ==========    ==========    ==========
NET INCOME PER COMMON
  EQUITY SHARE-ASSUMING
  FULL DILUTION                      $     1.01   $       .87   $       .71    $      .06
                                     ==========    ==========    ==========    ==========

DIVIDENDS PER COMMON EQUITY SHARE    $     .075    $     .075    $     .225    $     .225
                                     ==========    ==========    ==========    ==========
Average number of common equity
  shares outstanding                     68,322        59,987        68,244        59,771
                                     ==========    ==========    ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                          (Unaudited and in thousands)



                                             September 30      September 30      December 31
                                                1994              1993              1993
                                             ------------      ------------      -----------

ASSETS

Cash and cash equivalents                     $  157,151        $   57,674        $  109,294
Receivables, net                                 364,751           349,628           253,207
Inventories                                      171,441           185,388           186,082
Other current assets                              32,255            28,457            36,661
                                              ----------        ----------        ----------
Total current assets                             725,598           621,147           585,244

Property, plant and equipment, net               779,659           897,755           880,724
Excess of cost over net assets
  of businesses acquired, net                     25,830            40,844            39,636
Other assets                                     161,822           160,655           168,114
                                              ----------        ----------        ----------
TOTAL ASSETS                                  $1,692,909        $1,720,401        $1,673,718
                                              ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities      $  256,871        $  216,428        $  226,585
Income taxes payable                              36,670            26,984            28,846
Current portion of long-term debt                 36,224            55,183            14,373
                                              ----------        ----------        ----------
Total current liabilities                        329,765           298,595           269,804

Long-term debt                                   313,878           521,996           373,230
Deferred income tax                               81,265            95,362           101,395
Other postretirement benefits                    120,237           119,838           120,676
Other long-term liabilities                       12,621            17,243            16,948
                                              ----------        ----------        ----------
Total liabilities                                857,766         1,053,034           882,053
                                              ----------        ----------        ----------
Common equity interests
  Common shares                                   59,512            47,271            55,290
  Exchangeable shares                             57,676            84,740            78,443
Additional paid-in-capital                       570,670           414,957           535,685
Retained earnings                                197,854           167,471           164,702
Foreign currency translation adjustments         (50,569)          (47,072)          (42,455)
                                              ----------        ----------        ----------
Total shareholders' equity                       835,143           667,367           791,665
                                              ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,692,909        $1,720,401        $1,673,718
                                              ==========        ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)





                                                     Nine Months Ended
                                                       September 30
                                                   ---------------------
                                                     1994         1993
                                                   --------     --------
CASH FLOWS FROM OPERATIONS

Net income                                        $  48,459    $   3,671
Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation, depletion and amortization           80,753       86,996
  Provision for doubtful accounts                     3,945        4,333
  Gain on sale of assets                             (8,563)     (13,565)
  Other postretirement benefits                       2,218        3,811
  Restructuring                                     (11,619)           0
  Other non-cash charges and credits, net           (15,540)      (6,522)
  Changes in working capital                        (68,977)     (56,453)
                                                   --------     --------
Net cash provided by operations:                     30,676       22,271
                                                   --------     --------
CASH FLOWS FROM INVESTING
  Capital expenditures                              (69,210)     (45,637)
  Acquisitions                                       (4,371)        (744)
  Proceeds from dispositions                        121,733       52,637
  Other                                               3,939        2,606
                                                   --------     --------
Net cash received from investing                     52,091        8,862
                                                   --------     --------
CASH FLOWS FROM FINANCING

  Net decrease in long-term borrowings              (37,473)     (44,987)
  Issuance of equity securities                      11,189        3,942
  Dividends, net of reinvestments                    (8,056)     (11,001)
                                                   --------     --------
Net cash consumed by financing                      (34,340)     (52,046)
                                                   --------     --------
Effect of exchange rate changes                        (570)      (6,071)
                                                   --------     --------
NET INCREASE (DECREASE) IN CASH                      47,857      (26,984)
CASH AT THE BEGINNING OF THE PERIOD                 109,294       84,658
                                                   --------     --------
CASH AT THE END OF THE PERIOD                     $ 157,151    $  57,674
                                                   ========     ========





See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)




                                    Three Months Ended            Nine Months Ended
                                       September 30                 September 30
                                 ------------------------     ------------------------
                                    1994          1993           1994          1993
                                 ----------    ----------     ----------    ----------
NET SALES

Canada                           $  239,190    $  229,261     $  481,693    $  466,948
United States                       289,226       281,353        677,870       629,914
                                 ----------    ----------     ----------    ----------
TOTAL NET SALES                  $  528,416    $  510,614     $1,159,563    $1,096,862
                                 ==========    ==========     ==========    ==========



INCOME FROM OPERATIONS

Canada                           $   48,615    $   46,983     $   27,782    $   27,014
United States                        56,615        42,998         65,607        25,399
                                 ----------    ----------     ----------    ----------

TOTAL INCOME FROM
   OPERATIONS                       105,230        89,981         93,389        52,413
Interest expense, net                (9,297)      (10,294)       (26,114)      (32,438)
                                 ----------    ----------     ----------    ----------
PRE-TAX INCOME                   $   95,933    $   79,687     $   67,275    $   19,975
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

5. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At September 30, 1994 and 1993, and at December 31, 1993, inventories consisted of the following (in thousands):

                                 September 30    September 30  December 31
                                     1994           1993          1993
                                 ------------   ------------   -----------
      Finished products           $  77,084      $  90,573     $   89,700
      Work in process                 8,416         11,662         10,681
      Raw materials and fuel         44,851         39,495         39,668
      Maintenance and operating
        supplies                     41,090         43,658         46,033
                                  ----------     ----------    -----------
      Total inventories           $ 171,441      $ 185,388     $  186,082
                                  ==========     ==========    ===========

6. Cash paid during the period for interest and taxes is as follows (in thousands):

                                  Nine Months
                               Ended September 30
                             ----------------------
                               1994          1993
                             --------      --------
      Interest               $ 20,349      $ 28,999
      Income taxes             22,538        25,617


7. During the quarter the Registrant sold certain non-strategic assets generating proceeds of $107.4 million and recorded a net gain of approximately $4.9 million.

8. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments) necessary to present fairly the Registrant's financial position as of the applicable dates and the results of its operations and the changes in its cash flows for the interim periods presented.

              LAFARGE CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Registrant reported earnings of $72.2 million for the quarter ended September 30, 1994, 33 percent higher than last year's third quarter earnings of $54.3 million. Earnings per common equity share for the period were $1.06 compared with $.90 for the same quarter last year. Higher cement prices in the U.S. and better business conditions in Central and Eastern Canada were the main factors behind the improved earnings. The Registrant's Canadian operations reported net income of $26.7 million, a $3.0 million increase from last year. In the U.S., net income was $45.5 million, $14.9 million better than 1993.

The Registrant's net sales increased 3 percent in the third quarter of 1994 to $528.4 million from $510.6 million last year. However, after adjusting for sales lost from the Registrant's divested operations in 1994 and 1993, net sales from continuing operations were approximately 8 percent higher than 1993. These divested operations included the September 9 sale of the Registrant's New Braunfels, Texas cement plant, three cement terminals and an equity interest in an aggregate operation in addition to the late 1993 divestment of aggregate operations located in Southern Ohio and Illinois. The improvement was primarily due to higher cement sales volumes and prices coupled with an increase in ready-mixed concrete sales. Canadian net sales were $239.2 million compared to $229.3 million in the third quarter of 1993. U.S. net sales were $289.2 million, a 3 percent increase from last year. Cement sales volumes from the Registrant's continuing operations reached 4.1 million tons, a 5 percent improvement from the third quarter of 1993. Ready-mixed concrete sales rose 13 percent in the third quarter to 1.7 million cubic meters with the strongest gains centered in Ontario. Aggregate shipments from continuing operations climbed 9 percent to 15.6 million tons.

The third quarter's contribution from the Registrant's cement operations was $76.9 million, $12.0 million higher than the third quarter of last year.
Cement results were better primarily due to a 6 percent increase in the average net selling price. Net sales from cement operations increased 7 percent. Excluding sales lost from divestments, revenues from continuing operations were up 11 percent in the quarter. In Canada, the contribution from cement operations was $27.5 million, $3.2 million better than last year. Increases in cement shipments and prices in Eastern Canada were partially offset by lower earnings in Western Canada as higher prices and volumes were more than offset by higher gas prices at the Exshaw plant coupled with higher process fuel and maintenance costs at the Richmond plant. Net sales from Canadian operations increased 6 percent. Cement shipments, led by a 16 percent increase in Eastern Canada, were 10 percent higher than the third quarter of 1993. Excluding the exchange rate fluctuation, the average net sales price in Canada was 2 percent higher than a year ago. The U.S. contribution from cement operations in the third quarter was $49.4 million. This was $8.8 million better than 1993 mostly due to higher cement prices. Net sales in the U.S. were 7 percent higher than 1993, while cement shipments declined 1 percent. The shipments lost from the sale of the Registrant's New Braunfels, Texas cement plant and three terminals were more than offset by a 7 percent increase in the average net sales price.

Earnings from the Registrant's construction materials and waste management operations were $33.0 million, a $1.2 million improvement over the third quarter of last year. Net sales increased 1 percent from 1993; however, after adjusting for sales lost from divestments, revenues were approximately 6 percent higher. Canadian earnings in the quarter were $24.6 million, $0.9 million better than prior year. The higher earnings were due to improvements in Eastern Canada where an increase in construction activity prompted ready-mixed concrete and aggregate shipments to rise 23 percent and 14 percent. Partly offsetting the higher earnings were expenses related to the development of a new financial system. Net sales in Canada were 4 percent higher than 1993. Compared to the third quarter of 1993, ready-mixed concrete and aggregate volumes in Canada were 8 percent and 7 percent higher. Third quarter earnings in the U.S. were $8.4 million. This was $0.3 million higher than the same period a year ago. Earnings improved in the Registrant's Midwestern markets which were hampered in 1993 by adverse weather conditions (flooding). These improvements were offset by declines in the Northern markets and costs associated with the announced cessation of the use of waste fuels at one plant in the Registrant's waste management operations. Net sales were 5 percent less than last year primarily due to divested operations. Ready-mixed concrete shipments in the U.S. were up 25 percent while aggregate shipments from continuing operations climbed 13 percent.

Other income, net for the quarter was $3.5 million compared to income of $0.6 million last year. The change resulted mostly from higher divestment gains and income from a year-to-date adjustment to postretirement benefits based on a new actuarial valuation. Divestment proceeds were used to eliminate a significant portion of the Registrant's floating rate debt. Consequently, a portion of the Registrant's fixed interest rate swaps exceeded the floating rate debt resulting in a non-cash, mark-to-market provision of $2.7 million in the quarter. Other income was also negatively impacted by exchange losses in Canada.

Income tax expense for the three months ended September 30, 1994 was $23.7 million which was $1.7 million lower than the same period in 1993. The Canadian income taxes decreased $2.5 million. The Canadian effective income tax rates were 44.4 percent in 1994 and 50.2 percent in 1993. Certain elements of the Canadian income tax provision are fixed in amount. The decrease in the effective tax rate in the quarter was caused by a lower percentage of these fixed amounts relative to higher earnings expected for the current year.

For the nine months ended September 30, 1994, the Registrant reported net income of $48.5 million or $.71 per common equity share. This compares with net income of $3.7 million, or $.06 per common equity share, for the first nine months of 1993. The Registrant's Canadian operations reported net income of $17.2 million, a $1.1 million improvement over 1993. Improved results in Eastern Canada were offset by the absence of divestment gains, an adjustment of deferred income taxes in 1993 due to a change in enacted rates, higher production costs in the Western Cement Region and expenses for development of a new financial system for construction materials. In the U.S., net income was $31.3 million, $43.7 million better than 1993. The improved U.S. performance resulted from an increase in cement shipments and prices, a 25 percent increase in ready-mixed concrete shipments in the Southern and Midwestern construction materials markets and higher divestment gains. In addition, interest expense in the U.S. was $4.7 million lower.

For the nine months ended September 30, 1994, the Registrant's net sales were $1,159.6 million, up 6 percent from 1993. Excluding the impact of divestments, net sales increased 9 percent. Higher sales were primarily due to 6 percent and 13 percent increases in cement and ready-mixed concrete shipments and 6 percent higher cement prices. However, partially offsetting these increases was the exchange rate impact resulting from a drop in the value of the Canadian dollar relative to the U.S. dollar. Canadian net sales were $481.7 million, an increase of 3 percent from last year. U.S. net sales rose 8 percent to $677.9 million. Aggregate volumes from continuing operations increased 8 percent.

The year-to-date contribution from the Registrant's cement operations was $98.5 million, $40.3 million higher than last year. Net sales through September were $657.3 million, an increase of 10 percent. Canadian operations reported a contribution of $31.7 million, $4.7 million better than last year. Higher sales volumes and prices were partly offset by higher gas prices at the Exshaw plant and higher maintenance costs at the Richmond and St-Constant plants. Canadian net sales and shipments increased 4 percent and 6 percent. Average net sales prices increased approximately 4 percent prior to the exchange rate fluctuation including a 7 percent rise in Eastern Canada. Earnings from U.S. cement operations were $66.8 million, $35.6 million higher than the prior year. The higher earnings were primarily attributable to a 7 percent increase in net sales prices coupled with a 5 percent increase in shipments. Due to the increases in price and volume, net sales from U.S. operations increased 12 percent.

Through September, the Registrant's construction materials and waste management operations contributed $18.4 million. This was $8.1 million better than the same period last year. Net sales were 2 percent better than last year. Net sales from continuing operations were 6 percent higher than 1993. Canadian operations contributed $5.5 million, an increase of $1.2 million over 1993. Better results in Eastern Canada due to higher volumes were offset by lower volumes and lower ready-mixed concrete prices in the west coupled with expenses for the development of a new financial system. Net sales were 4 percent higher than last year. Compared to the first nine months of 1993, ready-mixed concrete and aggregate volumes in Canada both increased 7 percent. The U.S. operations earned $12.9 million compared to a profit of $6.0 million in 1993. The better results were primarily attributable to the Registrant's Southern and Midwestern U.S. markets where ready-mixed concrete shipments were up 26 percent. Aggregate shipments from continuing operations increased 10 percent. Net sales in the U.S. were 1 percent lower than 1993 mainly due to the impact of divestments.

Net interest expense was $6.3 million lower than the nine months ended September 30, 1993 primarily due to a decrease in average debt levels in the U.S. and the impact of higher interest rates on investments. Other expense, net for the first nine months of the year was $3.6 million compared with other income of $5.0 million last year. The change resulted mainly from exchange losses in Canada, the previously noted mark-to-market interest rate swap adjustment, a one-time accounting charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and higher pension income in the prior year.

Working capital (excluding cash, current portion of long-term debt and the impact of exchange rate changes) decreased $44.3 million from September 30, 1993 to September 30, 1994 mainly due to a $41.0 million increase in accounts payable and accrued liabilities. The increase resulted from the restructuring accrual in the fourth quarter of 1993 and the timing of purchases and payments.

Net cash provided by operating activities improved in 1994 primarily as a result of an increase in net income partly offset by higher other non-cash adjustments and an increase in working capital requirements.

Cash flows from investing activities were $52.1 million for the first nine months of 1994 compared to $8.9 million in 1993. The Registrant's capital spending and acquisitions in 1994 were $27.2 million more than 1993; however, disposition proceeds totalled $121.7 million in 1994 compared to $52.6 million in 1993. The 1994 proceeds resulted mainly from the sale of the Balcones cement plant and three terminals and an equity interest in one of the Registrant's construction materials operations.

Net cash consumed by financing activities in the first nine months of 1994 and 1993 consisted mainly of debt reduction from the use of proceeds received from the divestment of non-strategic assets.

Capital investments related to existing operations are not expected to exceed $137 million in 1994. At September 30, 1994, the Registrant had no material capital commitments and had $150 million of committed bank lines of credit of which none had been drawn.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The retrial of the Lone Star case began on October 24, 1994 (see Registrant's annual report on Form 10-K for the year ended December 31, 1993 and quarterly reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 for a description of the Lone Star case). A decision is expected by the end of the year.

With respect to the Registrant's Alpena, Michigan cement plant's alleged violations of the BIF regulations in connection with its utilization of waste fuels and also its alleged violations of the applicable Michigan solid waste management requirements in connection with its management of cement kiln dust ("CKD") (see the Registrant's annual report on Form 10-K for the year ended December 31, 1993 for a description of these matters), the Registrant and the State of Michigan have agreed to a consent judgment providing for penalties totalling approximately $750,000, a cost reimbursement payment of $50,000 and the Registrant's investment of $650,000 in supplemental environmental projects. The court hearing to finalize this consent judgment has been postponed because a third party has raised certain procedural issues in an ex parte communication to the judge, and the judge has requested that the parties prepare legal briefs regarding these issues. The Registrant expects that the hearing will be held by the end of the year.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

  (a)     Exhibits                                          Page
          --------                                          ----

          Exhibit 11 - Statement regarding computation of net income per common equity share.

          Exhibit 27 - Financial Data Schedule

  (b)     Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed by
          the Registrant during the three-months
          ended September 30, 1994

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LAFARGE CORPORATION





Date:  November 14, 1994             By: JEAN-PIERRE CLOISEAU
                                         --------------------
                                         Jean-Pierre Cloiseau
                                         Executive Vice President
                                         and Chief Financial Officer