Form 10-K
LAFARGE CORP
filed 1995-03-29
CIK 716783

================================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 8, 1995: $544,149,782

Indicate the number of shares of each of the Registrant's classes of common stock, as of the latest practicable date.

               CLASS                                   OUTSTANDING AT MARCH 8, 1995
               -----                                   ----------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE            68,374,670 SHARES (INCLUDING 8,502,062
                                                     EXCHANGEABLE PREFERENCE SHARES OF
                                                           LAFARGE CANADA INC.)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    PART OF FORM 10-K INTO WHICH THE
     DOCUMENT                                            DOCUMENT IS INCORPORATED
     --------                                            ------------------------
Proxy Statement dated                                             Part III
  March 24, 1995

================================================================================

Item 1.   BUSINESS

Lafarge Corporation (the "Registrant"), a Maryland corporation, is engaged in the production and sale of cement and ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes, and precast and prestressed concrete components in the United States and Canada. The Registrant believes that it is one of the largest producers of cement and construction materials in North America. The Registrant is also engaged in road building and other construction using many of its own products. Its wholly-owned subsidiary, Systech Environmental Corporation ("Systech"), provides waste-derived fuels and alternative raw materials to cement plants for use in cement kilns. The Registrant's Canadian operations are carried out by Lafarge Canada Inc. ("LCI"), a major operating subsidiary of the Registrant. Lafarge Coppee S.A. ("Lafarge Coppee"), a French corporation, and certain of its affiliates own a majority of the Registrant's outstanding voting securities. The terms "Registrant", "LCI" and "Systech", as used in this Annual Report, include not only Lafarge Corporation, Lafarge Canada Inc. and Systech Environmental Corporation, respectively, but also their respective subsidiaries and predecessors, unless the context indicates otherwise.

The Registrant manufactures and sells various types of portland cement, which is widely used in most types of residential, institutional, commercial and industrial construction. The Registrant also manufactures and sells a variety of special purpose cements. At December 31, 1994 the Registrant operated 14 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 11.5 million tons and one cement grinding facility. The Registrant sells cement primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. During 1994 the Registrant's cement operations accounted for 50 percent of consolidated net sales, after the elimination of intracompany sales, and 81 percent of consolidated income from operations.

Management believes that LCI is the largest producer of concrete-related building materials in Canada, where approximately 80 percent of the Registrant's construction materials facilities were located at December 31, 1994. The U.S. construction materials operations are located primarily in Illinois, Kansas, Louisiana, Missouri, Ohio, Pennsylvania, Texas and Washington. The Registrant's significant construction materials activities include the manufacture and sale of ready-mixed concrete, construction aggregates, other concrete products and asphalt and road construction. The Registrant has operations at approximately 400 locations including ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 1994 the Registrant's construction materials operations accounted for 50 percent of consolidated net sales, after the elimination of intracompany sales, and 19 percent of consolidated income from operations.

At December 31, 1994 Systech operated five facilities at cement plants in the U.S., including three plants that are owned by the Registrant. Systech processed approximately 50 million gallons of supplemental fuel in 1994. Systech's results of operations are included in the results of the Registrant's construction materials operations.

The executive offices of the Registrant are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 22091, and its telephone number is (703) 264-3600.



                      (a)  GENERAL DEVELOPMENT OF BUSINESS

In 1970, Lafarge Coppee acquired control of Canada Cement Lafarge Ltd. (now
LCI) which was Canada's largest cement producer. In 1974, LCI extended its cement manufacturing operations into the United States through a joint venture which operated three cement plants in the United States. Following the termination of the joint venture in 1977, the Registrant (which was incorporated in Maryland in 1977 under the name Citadel Cement Corporation of Maryland) operated two of these U.S. cement plants. In 1981, a subsidiary of the Registrant acquired the common stock of General Portland Inc. ("General Portland"), the second largest cement producer in the U.S. In 1983, a corporate reorganization was effected which established the Registrant as the parent company of LCI and General Portland (General Portland was merged into the Registrant in 1988), and the Registrant's name was changed to Lafarge Corporation. In 1986, the Registrant purchased substantially all the assets of National Gypsum Company's Huron Cement Division, consisting of one cement plant, 13 cement terminals and related distribution facilities around the Great Lakes. Also in 1986, the Registrant acquired Systech. During 1989, 1990 and 1991, the Registrant significantly expanded its U.S. construction materials operations through acquisitions, the largest of which included 32 plant facilities in five states and substantial mineral reserves acquired from Standard Slag Holding Company headquartered in Ohio. The Registrant acquired Missouri Portland Cement Company, Davenport Cement Company and certain related companies and assets in 1991. This acquisition included three cement plants and 15 cement distribution terminals located in the Mississippi River Basin, more than 30 ready-mixed concrete and aggregate operations and the assets of a chemical admixtures business.


Restructuring

In December 1993, the Registrant announced the restructuring of its North American business units to be more efficient and cost competitive. The restructuring plan entailed the consolidation of 11 regional operating units into six in the Registrant's two main product lines. This consolidation, which began in 1994 and will be substantially completed in 1995, will reduce management layers, eliminate duplicative administrative functions and standardize procedures and information systems. Manufacturing and distribution facilities are not materially affected by the restructuring.

As of January 1, 1994, the Registrant's new North American organization included three regions for construction materials: Western, based in Calgary, Alberta; Eastern, based in Toronto, Ontario; and U.S., based in Canfield, Ohio. Similarly, the cement group was divided into Western, Eastern and U.S. regions, with office locations in Calgary; Montreal, Quebec; and Southfield, Michigan, respectively. A technical services group was maintained at the Registrant's research center in Montreal and Corporate headquarters remained in Reston, Virginia.

See pages II-7 and II-8 of Item 7 and pages II-38 and II-39 of Item 8 of this Annual Report for further discussion regarding the restructuring.


Recent Significant Divestments

On January 26, 1995, the Registrant sold its 65 percent interest in a Texas aggregate operation for approximately $12.7 million in cash.

In December 1994, the Registrant sold 29 Texas ready-mixed concrete plants and five related sand and gravel plants. The purchase price was approximately $32.6 million cash.

Effective September 9, 1994 the Registrant sold its Balcones cement plant in Texas, three cement terminals and an equity interest in an aggregate and asphalt company in Houston, Texas for approximately $95.8 million cash, excluding working capital, and the repayment of $7.4 million of debt to the Registrant.

Effective February 1, 1993 the Registrant sold its cement plant in Demopolis, Alabama. The sale included the Registrant's 810,000 ton single-kiln plant and related assets, seven cement distribution terminals and two terminal leases in the southeastern United States, a cement grinding plant and several barges.
The purchase price was approximately $50 million in cash. The Registrant used the proceeds from the sale to repay debt. The gain from the sale was immaterial. Systech continues to supply the Demopolis plant with waste-derived fuels.



               (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant's operations are closely integrated. For reporting purposes, the Registrant currently has only one industry segment, which includes the manufacture and sale of cement, ready-mixed concrete, precast and prestressed concrete components, concrete blocks and pipes, aggregates, asphalt and reinforcing steel. In addition, the Registrant is engaged in road building and other construction utilizing many of its own products. Its subsidiary, Systech, provides waste-derived fuels and alternative raw materials for use in cement kilns. Financial information with respect to the Registrant's product lines and geographic segments is set forth under Item 7 Management's Discussion of Income on pages II-3 through II-20, Management's Discussion of Cash Flows on pages II-21 and II-22 and Item 8 - Consolidated Financial Statements and Supplementary Data on page II-48 of this Annual Report.

The Registrant's business is affected significantly by seasonal variations in weather conditions, primarily in Canada and the northern United States. Information with respect to quarterly financial results is set forth in Item 8 page II-57 of this Annual Report.



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

At December 31, 1994 the rated annual clinker production capacity of the Registrant's operating cement manufacturing plants was approximately 11.5 million tons with about 5.2 million tons in Canada and approximately 6.3 million tons in the United States. The Canadian Portland Cement Association's "Plant Information Summary Report" dated December 31, 1993 shows that the Canadian capacity is the largest of the cement companies in Canada and represented approximately 31 percent of the total active industry clinker production capacity in that country. This same report for the U.S. at December 31, 1993 shows that the Registrant's operating cement manufacturing plants in the United States accounted for an estimated 9 percent of total U.S. active industry clinker production capacity.

Cement Plants

The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of the Registrant's operating cement manufacturing plants at December 31, 1994. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.


                  Rated Annual Clinker Production Capacity of
                          Cement Manufacturing Plants
                               (In short tons) *


              United States Plants                          Canadian Plants
  ------------------------------------------    ----------------------------------------------

                                  Clinker                                           Clinker
  Location          Process       Capacity       Location           Process         Capacity
  --------          -------       --------       --------           -------         --------
 Paulding, OH      Wet               470,000     Brookfield, N.S.    Dry               599,000
 Fredonia, KS      Wet               385,000     St. Constant, QUE   Dry             1,091,000
 Whitehall, PA     Dry    ***        873,000     Bath, ONT           Dry      ***    1,047,000
 Alpena, MI        Dry             2,030,000     Woodstock, ONT      Wet               628,000
 Davenport, IA     Dry    **         893,000     Exshaw, ALTA        Dry      **     1,135,000
 Sugar Creek, MO   Dry               480,000     Kamloops, B.C.      Dry               214,000
 Joppa, IL         Dry    ***      1,150,000     Richmond, B.C.      Wet               522,000
                                   ---------                                         ---------

 Total capacity                    6,281,000     Total capacity                      5,236,000
                                   =========                                         =========

 Total 1994 clinker production     5,923,000     Total 1994 clinker production       3,929,000
                                   =========                                         =========

 1994 production as a percentage                 1994 production as a percentage
   of total capacity                      94%      of total capacity                       75%
                                   =========                                         =========


     *   One short ton equals 2,000 pounds.
    ** Preheater, pre-calciner plants. The capacity of Exshaw's preheater, pre-calciner kiln is 53 percent of the plant's clinker production capacity.
   ***   Preheater plants.


All of the Registrant's cement plants are fully equipped with raw grinding mills, kilns, finish grinding mills, environmental protective dust collection systems and storage facilities. Each plant has facilities for shipping by rail and by truck. The Richmond, Alpena, Bath, Davenport, Sugar Creek and Joppa plants have facilities for transportation by water. The Exshaw plant and the Kamloops limestone and cinerite quarries are located on sites leased on a long-term basis. The Registrant owns all other plant sites. The Registrant believes that each of its producing plants is in satisfactory operating condition.

At December 31, 1994, the Registrant owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Saskatoon, Saskatchewan; Montreal East, Quebec and Superior, Wisconsin. The Fort Whyte grinding plant was shut down in 1994; furthermore, the Edmonton, Montreal East, Saskatoon and Superior grinding plants have been shutdown for several years as cement grinding has not been cost effective at these locations. These plants were used during 1994 for the storage of cement. The Registrant also owns a cement regrind plant and terminal facilities at Tampa, Florida which include facilities for receiving cement by water. The Registrant owns clinker producing plants which have been shut down in Havelock, New Brunswick; Ft. Whyte, Manitoba and Metaline Falls, Washington.

With respect to the Registrant's Alpena plant, the second phase of the modernization program totalling approximately $26 million was completed in early 1995 and involved additional improvements to the plant's raw materials handling and storage facilities. The facility upgrade and modernization program is expected to reduce operating costs and increase the plant's rated annual cement production capacity to 2.5 million tons.


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

The raw materials required to manufacture cement are obtained principally from operations which are owned by the Registrant or in which it has long-term quarrying rights. These sources are located close to the manufacturing plants except for the Joppa and Richmond quarries which are located approximately 70 and 80 miles, respectively, from the plant site. Each cement manufacturing plant is equipped with rock crushing equipment. At Richmond, the Registrant owns the reserves, but does not currently quarry them. The Registrant purchases limestone for Richmond from a local source. At Whitehall, Joppa and Kamloops the Registrant sub-contracts the quarry operations.

Fuel represents a significant portion of the cost of manufacturing cement. The Registrant has placed special emphasis on becoming, and has become, more efficient in its sourcing and use of fuel. Dry process plants generally consume significantly less fuel per ton of output than do wet process plants. At year-end approximately 78 percent and 86 percent of the Registrant's clinker production capacity in Canada and the United States, respectively, used the dry process.

As an additional means of reducing energy costs, most plants are now equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting the Registrant to take advantage of price variations between fuels.

The use of waste-derived fuels supplied by Systech has also resulted in substantial fuel cost savings to the Registrant. At December 31, 1994, the Registrant used industrial waste materials obtained and processed by Systech as fuel at three of the Registrant's United States cement plants.

Waste-derived fuels supplied by Systech constituted approximately 9 percent of the fuel used by the Registrant in all of its cement operations during 1994.

In August 1991, the Registrant's U.S. cement plants which utilize hazardous waste-derived fuels became subject to a substantial new federal permit program known as the Resource Conservation and Recovery Act ("RCRA") boiler and industrial furnaces (BIF) regulations. In August 1992, these plants submitted certifications of compliance for the emission limits established under these regulations. See pages II-15 through II-20 of Item 7 of this Annual Report for further discussion regarding the RCRA and BIF regulations.

The following table shows the possible alternative fuel sources of the Registrant's cement manufacturing plants in the United States and Canada at December 31, 1994.

    Plant Location                     Fuels
    --------------                     -----
United States:
     Paulding, Ohio. . . . . . .      Coal, Coke, Industrial Waste Materials
     Fredonia, Kansas. . . . . .      Coal, Industrial Waste Materials,
                                      Natural Gas
     Whitehall, Pennsylvania . .      Coal, Oil, Coke, Tire Derived Fuel
     Alpena, Michigan. . . . . .      Coal, Coke, Industrial Waste Materials
     Davenport, Iowa . . . . . .      Coal
     Sugar Creek, Missouri . . .      Coal, Coke, Natural Gas
     Joppa, Illinois . . . . . .      Coal

      Plant Location                   Fuels
      --------------                   -----
Canada:
      Brookfield, Nova Scotia . .      Coal, Oil, Industrial Waste Materials
      St. Constant, Quebec. . . .      Natural Gas, Oil, Coke, Pitch Fuel,
                                       Tire Derived Fuel, Waste Oil
      Bath, Ontario . . . . . . .      Natural Gas, Coke, Coal
      Woodstock, Ontario. . . . .      Natural Gas, Coal, Coke
      Exshaw, Alberta . . . . . .      Natural Gas
      Kamloops, British Columbia.      Natural Gas, Coal, Coke
      Richmond, British Columbia.      Natural Gas, Coke, Coal Tailings,
                                       Tire Derived Fuel


Marketing

Cement is sold by the Registrant primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. The states in which the Registrant had the most significant U.S. sales in 1994 were Texas and Michigan. Other states in which the Registrant had significant sales include Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, Nebraska, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Tennessee, Wisconsin and Washington.

The provinces in Canada in which the Registrant had the most significant sales of cement products were Ontario and Quebec, which together accounted for approximately 44 percent of the Registrant's total Canadian cement shipments in 1994. Approximately 35 percent of the Registrant's cement shipments in Canada were made to affiliates.

The Registrant sells cement to several thousand unaffiliated customers. No single unaffiliated customer accounted for more than 10 percent of the Registrant's cement sales during 1994, 1993 or 1992. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. The amount of backlog orders, as measured by written contracts, is normally not significant.

At December 31, 1994 sales offices in the United States were located in or near New Orleans, Louisiana; Buffalo, New York; Tampa, Florida; Fort Wayne, Indiana; Whitehall and Hamburg, Pennsylvania; Chicago, Illinois; Cleveland, Ohio; Lansing, Michigan; Milwaukee, Wisconsin; Seattle and Spokane, Washington; Kansas City, Missouri; Davenport, Iowa; Valley City, Bismarck and Grand Forks, North Dakota and Nashville, Tennessee.

At December 31, 1994 sales offices in Canada were located in Dartmouth, Nova Scotia; Moncton, New Brunswick; Quebec City and Montreal, Quebec; Toronto, Ontario; Winnipeg, Manitoba; Regina and Saskatoon, Saskatchewan; Edmonton, Alberta; and Kamloops and Vancouver, British Columbia.

Distribution and storage facilities are maintained at all cement manufacturing and finishing plants and at approximately 90 other locations including five deep water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be shipped economically considerably greater distances. Cement is distributed primarily in bulk but also in paper bags.

The Registrant utilizes trucks, rail cars and waterborne vessels to transport cement from its plants to distribution points or directly to customers. Transportation equipment is owned, leased or contracted for as required. In addition, some customers in the United States make their own transportation arrangements and take delivery of cement at the manufacturing plant or distribution point.


Construction Materials Product Line

The Registrant is engaged in the production and sale of ready-mixed concrete, aggregates, asphalt, precast and prestressed concrete, concrete block, concrete pipe and other related products. The Registrant is also engaged in highway and municipal paving and road building work. During 1994, 1993 and 1992 no single customer accounted for more than 10 percent of the Registrant's construction materials sales.

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

The Registrant owned or had a majority interest in 318 construction materials facilities in Canada at December 31, 1994. Of these, 119 are ready-mixed concrete plants concentrated in the Provinces of Ontario (where approximately one-half of the plants are located), Alberta, Quebec and British Columbia. The Registrant also owns ready-mixed concrete plants in New Brunswick, Nova Scotia, Saskatchewan and Manitoba. The Registrant owns 124 construction aggregates facilities in Canada, approximately half of which are located in Ontario. The other aggregates facilities are located in Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia. The Registrant's 29 Canadian asphalt facilities are also concentrated primarily in Ontario with the remaining plants in Alberta, Nova Scotia, New Brunswick and Quebec. The Registrant owns a total of 46 precast and prestressed concrete, concrete block and concrete pipe plants and miscellaneous other construction materials operations in Ontario (where approximately one-half of the plants are located), Alberta, British Columbia, Manitoba, Quebec, New Brunswick and Nova Scotia.

In the U.S., the Registrant owned or had a majority interest in 76 construction materials facilities at year end. Of these, 33 are ready-mixed concrete plants concentrated in Missouri, and to a lesser extent, Louisiana, Ohio and Kansas. Of the Registrant's 33 U.S. construction aggregates facilities, 17 were in Ohio, 9 in Pennsylvania, with the remainder located in West Virginia, Illinois, Missouri, Texas and Washington. The Registrant owned a total of 10 concrete paving, road paving, concrete paving stone and miscellaneous other construction materials operations located in Ohio, Michigan, Pennsylvania and Missouri.

In addition, the Registrant has minority interests in a number of smaller companies primarily engaged in the manufacture and sale of ready-mixed concrete, other concrete products and aggregates in Canada and the U.S.

Systech Environmental Corporation provides waste-derived fuels and alternative raw materials for use in cement kilns. Using a technology called co-processing, Systech provides high BTU value waste as a fuel substitute for coal, natural gas and petroleum coke in heating the cement kiln. Co-processing preserves natural resources and serves as a safe and efficient method to manage selected waste. In addition, co-processing makes the product more competitive by reducing fuel cost, which represents about 15 percent of the expense of cement manufacturing.


Research, Development and Engineering

The Registrant is involved in research and development work through its own technical services and laboratories and through its participation in the Portland Cement Association. In addition, Lafarge Coppee, LCI and the Registrant are parties to agreements relating to the exchange of technical and management expertise under which the Registrant has access to the research and development resources of Lafarge Coppee. Research is directed toward improvement of existing technology in the manufacturing of cement, concrete and related products as well as the development of new manufacturing techniques and products. Systech is also engaged in research and development in an effort to further develop the technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $5.5 million, $6.2 million and $6.3 million for 1994, 1993 and 1992, respectively. This includes amounts accrued for technical services rendered by Lafarge Coppee to the Registrant, under the terms of the agreements discussed above, of $4.3 million during 1994, $4.8 million during 1993 and $5.3 million during 1992.

Capital Expenditures and Asset Dispositions

The Registrant's business is relatively capital-intensive. During the three-year period ended December 31, 1994 the Registrant invested approximately $209 million in capital expenditures, principally for the modernization or replacement of existing equipment. Of this amount, approximately 57 percent related to cement operations and 43 percent to construction materials operations. During the same period, the Registrant also invested approximately $24 million in various acquisitions that expanded its market and product lines which primarily related to the Registrant's construction materials operations.

Effective September 9, 1994, the Registrant acquired the Red Rock cement terminal in St. Paul, Minnesota for approximately $6.4 million and obtained the right to acquire the Gray Stone cement terminal in Wilder, Kentucky at a later date for approximately $4.6 million.

"See General Development of Business - Recent Significant Divestments" for a discussion on the sale of certain significant non- strategic assets.

Cement terminal facilities in St. Louis, Missouri and Houston, Texas were shut down in February 1993. During 1994, the Registrant sold the land relative to the St. Louis terminal and intends to sell the land on which the Houston terminal and related assets are located.

In September 1992, the Registrant sold the assets of Conchem, a chemical admixtures business located in the United States and Canada. The divestiture included seven facilities engaged in the production and sale of admixture and specialty products for the concrete and construction industry throughout North America. The U.S. assets had been acquired as part of the Missouri Portland/Davenport acquisition in January 1991 (see "General Development of Business"). During 1994, 1993 and 1992 the Registrant disposed of various surplus properties, none of which were material.

In December 1993, the Registrant purchased a plant from Koch Industries, Inc. for grinding iron blast furnace slag into slag cement at Spragge, Ontario. In April 1993 the Registrant entered into a joint venture, Richvale-York Block Inc., with another block producer to carry on its concrete block business in the Greater Metropolitan Toronto area. The Registrant is the majority shareholder in this joint venture which owns two modern block plants that are strategically located in this market.


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


Employees

As of December 31, 1994, the Registrant and its subsidiaries employed approximately 6,470 individuals of which 3,950 were hourly employees. Approximately 1,280 of these hourly employees were engaged in the production of portland cement products and approximately 2,670 were employed in the Registrant's construction materials operations. Salaried employees totalled approximately 2,520. These employees generally perform work in administrative, managerial, marketing, professional and technical endeavors. Overall, the Registrant considers its relations with employees to be satisfactory.

- - U.S. CEMENT OPERATIONS

The majority of the Registrant's approximately 790 U.S. hourly employees are represented by labor unions. In September 1994, the Registrant completed the sale of its Balcones cement plant, in Texas, and three related terminals. During 1994, labor agreements were renegotiated at the Whitehall, Pennsylvania and Sugar Creek, Missouri cement plants and the Tampa grinding facility. In January 1995, a new agreement was negotiated for the cement plant at Paulding, Ohio. An agreement at the Owensboro, Kentucky distribution terminal expired in 1994 and has not yet been renegotiated. During 1995, agreements will expire at the Davenport, Iowa cement plant and distribution terminals at Buffalo, New York; Detroit, Michigan; Forestview, Illinois; Oswego, New York and Saginaw, Michigan.

- - U.S. CONSTRUCTION MATERIALS OPERATIONS

The Registrant's approximately 1,180 U.S. construction materials employees consist of approximately 840 hourly employees and 340 salaried employees. In 1994, the Registrant sold an asphalt paving unit in New York, 29 concrete plants in central and east Texas, five sand and gravel plants in Texas and Louisiana, and its 52 percent interest in Parker Lafarge Inc., which operated several asphalt and aggregate plants in Texas.

During 1994, the Registrant successfully negotiated labor and benefit agreements for the Marblehead Limestone Quarry in the Northern U.S. Aggregates Group plus three other aggregate facilities in Pennsylvania and West Virginia. The strike that was in progress at the Kurtz Lafarge division in St. Louis was successfully resolved in 1994 with new three year labor and benefit agreements. New labor contracts were also negotiated in 1994 for the Waynesville and Kansas City, Missouri locations. In January 1995, the Registrant entered into negotiations for a new labor and benefits agreement for ready-mixed concrete truck drivers at its Metairie, Louisiana facility. It is expected that negotiations will be successfully concluded for this location.

- - CANADIAN CEMENT OPERATIONS

Substantially all of the approximately 490 Canadian cement hourly employees are covered by labor agreements. In 1994, agreements were reached at the Richmond and St-Constant cement plants and distribution terminals at Toronto, Ontario; Edmonton, Alberta and Saskatoon, Saskatchewan. In addition, following a lock-out initiated by the Registrant in January 1994, a new four-year agreement was reached at the Exshaw, Alberta plant in July 1994, retroactive from January 1, 1994. Also in July 1994, the Woodstock, Ontario plant ratified a new three-year labor agreement after a five day strike. In 1995, agreements will expire at the Bath, Brookfield and Kamloops cement plants and at the Montreal - East and Winnipeg terminals.

- - CANADIAN CONSTRUCTION MATERIALS OPERATIONS

Employees working in the Canadian construction materials operations totalled approximately 2,650 at the end of 1994 with approximately 1,830 hourly employees and 820 salaried employees. In eastern Canada, hourly employees are covered by 66 collective bargaining agreements with several unions and 55 non-union business units with negotiations held directly with employees.
During 1994, 30 collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. In western Canada, hourly employees are covered by 30 collective bargaining agreements with several unions and twelve non-union business units with negotiations held directly with employees. During 1994, 13 collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. One work stoppage did occur in British Columbia, which was successfully resolved. In 1995, six labor agreements will expire. In addition, the Laborer's International Union of North America has gained bargaining rights for the ready-mixed concrete operations in Kenora, Ontario. It is expected that a collective bargaining agreement will be negotiated in early 1995.


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

The Registrant's operating cement plants located in Canada represented an estimated 31 percent of the rated annual active clinker production capacity of all Canadian cement plants at December 31, 1993. The Registrant is the only cement producer serving all regions of Canada. The Registrant's largest competitor in Canada accounted for approximately 23 percent of rated annual active clinker production capacity. The Registrant's operating cement plants located in the United States at December 31, 1993 represented an estimated 9 percent of the rated annual active clinker production capacity of all U.S. cement plants. The Registrant's three largest competitors in the United States accounted for 14, 7 and 6 percent, respectively, of the rated annual active clinker production capacity. The preceding statements regarding the Registrant's ranking and competitive position in the cement industry are based on the U.S. and Canadian Portland Cement Industry: "Plant Information Summary Report" dated December 31, 1993.


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

The information with respect to foreign and domestic operations and export sales is set forth on page II-48 of Item 8 - Financial Statements and Supplementary Data of this Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following tabulation sets forth as of March 29, 1995 the name and age of each of the executive officers of the Registrant and indicates all positions and offices with the Registrant held by them at said date.


       Name                                                       Position                                              Age
------------------                                     -----------------------------                                    ---
Bertrand P. Collomb                                    Chairman of the Board                                              52

Michel Rose                                            President and Chief Executive Officer                              52

Edward T. Balfe                                        Executive Vice President and                                       53
                                                       President Construction Materials Group

Jean-Pierre Cloiseau                                   Executive Vice President and                                       50
                                                       Chief Financial Officer

Duncan Gage                                            Senior Vice President and                                          45
                                                       President U.S. Cement Region

Peter H. Cooke                                         Senior Vice President and                                          46
                                                       President - Eastern Cement Region

H. L. Youngblood                                       Senior Vice President and                                          59
                                                       President - Western Cement Region

Patrick Demars                                         Senior Vice President -                                            46
                                                       Corporate Technical Services

Thomas W. Tatum                                        Senior Vice President -                                            57
                                                       Human Resources

John C. Porter                                         Vice President and Controller                                      56

David C. Jones                                         Vice President - Legal Affairs and                                 53
                                                       Secretary

David W. Carroll                                       Vice President - Environment and                                   48
                                                       Government Affairs

Philip A. Millington                                   Treasurer                                                          41

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

Edward T. Balfe was appointed to his current position in July 1994. Prior to that he served as Senior Vice President of the Construction Materials Group. He served as President of the Registrant's Construction Materials Eastern Region and President and General Manager of Permanent Lafarge, a construction materials affiliate of the Registrant, from 1990 to 1993. He had served as President and General Manager of Permanent Lafarge from 1986 - 1990.

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

Duncan Gage was appointed to his current position in October 1994. He previously served as Senior Vice President - Planning and Development from January 1994 to September 1994. He served as Senior Vice President and President of the Registrant's Southern Region from May 1992 to December 1993. He also served as President of Parker Lafarge, a construction materials affiliate of the Registrant, from 1990 to 1992 and President of Francon Lafarge, another construction materials affiliate of the Registrant, from 1987 to 1990.

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

Philip A. Millington was appointed to his current position in January 1989. He served as Assistant Treasurer of the Registrant from October 1987 to January 1989.

There is no family relationship between any of the executive officers of the Registrant or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of the Registrant expires on the date of the next annual meeting of the Board of Directors, scheduled to be held on May 2, 1995.

Item 2.   PROPERTIES

Information set forth in Item 1 of this Annual Report, insofar as it relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by the Registrant, is incorporated herein by reference in answer to this Item 2.

All of the Registrant's cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants and miscellaneous properties, are owned by the Registrant free of major encumbrances, except the Exshaw plant and the Kamloops limestone and cinerite quarries.

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

Limestone quarry sites for the cement manufacturing plants in the United States are owned and are conveniently located near each plant except for the Joppa plant quarry which is located approximately 70 miles from the plant site. At December 31, 1994, the Registrant also owned substantial reserves which previously supplied raw materials to former cement production facilities which are located at Miami, Tampa, and Fort Worth. The Tampa plant is now operated as a cement grinding and distribution facility.

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

Item 3.   LEGAL PROCEEDINGS

During 1989 and 1990, CSX Transportation, Inc., Metro-North Commuter Railroad Company, National Railroad Passenger Corp., Peerless Insurance Company and Massachusetts Bay Transit Authority (the "Railroads") filed actions against Lone Star Industries Inc. and affiliates ("Lone Star") for damages resulting from its fabrication and sale of allegedly defective concrete railroad ties to the Railroads. The Registrant and LCI have been named in third party actions in which Lone Star is claiming indemnity for liability to the Railroads, for damages to its business and for costs and losses suffered as a result of the Registrant and LCI supplying allegedly defective cement used by Lone Star in the fabrication of the railroad ties. The damages claimed totalled approximately $226.5 million. The Registrant denied the allegations and vigorously defended against the lawsuits (the "Lone Star Case"). During September and October 1992, Lone Star entered into agreements with all five plaintiff Railroads settling their claims regarding the Lone Star Case for an amount totalling approximately $66.7 million. These settlements have been submitted to and approved by the United States Bankruptcy Court for the Southern District of New York, which is handling the Lone Star bankruptcy. Lone Star commenced trial in November 1992 in its third party complaint against the Registrant and LCI seeking indemnity for the Railroads' claims in addition to its own claim for business destruction. A jury verdict in this case reached in December 1992 awarded Lone Star $1.2 million as damages. Both Lone Star and the Registrant and LCI have appealed the trial court verdict to the United States Court of Appeals for Fourth Circuit which in April 1994 reversed the verdict, remanded the case to the district court for retrial on damages and liability and reinstated Lone Star's claim under Massachusetts Chapter 93A that prohibits unfair and deceptive trade practice and provides for recovery of double or treble damages and attorneys' fees. The re-trial of this suit began on October 24, 1994 with Lone Star claiming approximately $88.8 million in damages. On November 30, 1994 the jury returned a verdict in favor of the Registrant on the claims of implied warranty, negligence, fraud and indemnification but found in favor of Lone Star on the claim of breach of express warranty in the amount of $8.4 million. On December 20, 1994 the Court entered partial summary judgment in the amount of the verdict plus prejudgment interest of $0.9 million. Lone Star and the Registrant have filed post trial motions contesting the entry of judgment and are awaiting advisement by the Court. In addition, the Court has reserved ruling on Lone Star's Massachusetts Chapter 93A claims. In August 1994 Lone Star commenced a new suit against the Registrant and its affiliate for damages as a result of conduct which parallels that alleged in the Lone Star Case involving approximately 8,000 railroad ties sold to three railroads, a construction company and the U.S. Navy and claiming an amount not less than $11.2 million plus double or treble damages under Massachusetts Chapter 93A and attorneys' fees. Because the case was not filed until August 1994, it was not included in the disposition of the Lone Star Case. The Registrant has answered the complaint and is vigorously defending the case.

In late 1990 Nationwide Mutual Insurance Company ("Nationwide"), one of the Registrant's primary insurers during the period when allegedly defective cement was supplied to Lone Star by the Registrant, filed a complaint for declaratory judgement against the Registrant, several of its affiliates and 11 other liability insurers of the Registrant (the "Coverage Suit"). The complaint seeks a determination of all insurance coverage issues impacting the Registrant in the Lone Star Case. The Registrant has answered the complaint, counter-claimed against Nationwide, cross-claimed against the co-defendant insurers and filed a third party complaint against 36 additional insurers. In December 1991, the Registrant and Nationwide entered into a settlement agreement pursuant to which Nationwide settled its claim in the Coverage Suit and, among other things, paid the Registrant a portion of past due defense expenses in the Lone Star Case, promised to pay its proportion of continuing defense expenses therein and to post the entire remaining aggregate limits of its policies as reserves to be used in the Lone Star Case, if necessary. Virtually all of LCI's Canadian insurers involved in the Coverage Suit filed motions for summary judgment. In January 1993, the court denied all of the insurers' summary judgment motions. In January 1994 the Registrant filed motions for partial summary judgment regarding the insurers' defense obligations and regarding the reasonableness of fees and expenses incurred in the defense of the Lone Star Case. In addition the Registrant filed a motion to strike the designation of several expert witnesses of the insurers. In July 1994 the Court granted the Registrant's first motions, holding that all but one of the Registrant's and its affiliates' primary insurers, including one insurer whose policies are reinsured by a subsidiary of the Registrant, were liable for defense expenses. The Court denied the Registrant's motions with respect to the reasonableness of defense expenses, leaving this for renewal or trial of this issue, and its motion regarding plaintiffs' experts. The Registrant believes that it has substantial insurance coverage that will respond to a large portion of defense expenses and liability, if any, in the Lone Star Case.

Since 1992, a number of owners of buildings located in eastern Ontario, Canada most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. The largest of these cases involves claims by approximately 118 plaintiffs complaining about 80 basement foundations including a 20-unit condominium. Together, these plaintiffs are claiming approximately Cdn. $51.7 million against Bertrand, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. Other owners, owning a total of 23 buildings (of which 21 are residential homes), have instituted similar suits against Bertrand and, based on the information available at this time, these claims total approximately Cdn. $10.3 million. As of the end of January 1995, LCI has been served with third- or fourth-party claims by Bertrand in most of the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective fly ash. Bertrand has recently amended some and intends to amend all of its other claims to allege that the cement supplied by LCI is also defective. LCI has delivered its statements of defense. Discovery has begun but is not yet completed. LCI has denied liability and is defending the lawsuits vigorously. The Registrant believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

The Registrant has received a notice of violation and/or a complaint with respect to each of its three cement plants that use hazardous waste derived fuel alleging violations of the Boiler and Industrial Furnaces ("BIF") regulations of the federal Resources Conservation and Recovery Act ("RCRA"). These notices of violation and complaints were issued by the U.S. Environmental Protection Agency ("EPA") with respect to the plants, located in Fredonia, Kansas and Paulding, Ohio and by the State of Michigan, which has been delegated BIF enforcement authority by the EPA, with respect to the plant located in Alpena, Michigan. Although the details of each notice of violation or complaint are specific to the particular plant, the major recurring issue has been the existence or adequacy of the plant's waste analysis plan to ensure compliance with the established allowable emission limits and feed rates. The Registrant settled the matter with respect to the Alpena, Michigan plant by entering into a consent decree with the State of Michigan that included a $400,000 penalty. The Registrant settled the matter with respect to the Fredonia, Kansas plant by entering into a consent decree with the U.S. EPA that included a $250,000 penalty and a supplemental environmental project. The Registrant has formally responded to the remaining notice of violation and complaint involving its Paulding, Ohio plant, setting forth certain defenses and factual information. The Registrant's representatives have met on numerous occasions with the EPA to discuss the alleged violations and the possibilities of settlements. At this time, the Registrant is awaiting a response from the government on whether this matter will have to go to an adjudicatory proceeding.

In 1993, the State of Michigan alleged that the Registrant's Alpena plant was managing CKD in violation of applicable state solid waste management requirements. The Registrant has settled this matter by entering into a consent judgment with the State of Michigan. The agreement finalizes a testing protocol for CKD, how the CKD will be managed, a closure plan for historic CKD areas, and payment of a penalty of $350,000 that essentially covers the costs expended by state agency personnel to resolve this matter.

In another matter relating to the Alpena plant and CKD, the State of Michigan has contacted the Registrant and the former owner of the plant seeking remediation of an old CKD pile from which it alleges there is runoff of hazardous substances into Lake Huron. The Registrant has advised the state that it is not responsible for remediating this property because the property was expressly excluded in the purchase agreement pursuant to which the Registrant acquired the plant. The

Registrant has advised the former plant owner of the Registrant's position on this matter and has filed a legal action in federal district court seeking to have the deed reformed to be consistent with the asset purchase agreement. It is unclear, at this time, whether this matter can be settled or whether it will proceed to a court's resolution of the matter.

In December 1994, the Registrant received correspondence from the Illinois EPA regarding the Registrant's Joppa, Illinois plant indicating that excess opacity emissions from kiln #2 had been referred to the Office of the Attorney General for preparation of a formal enforcement complaint. The alleged exceedances occurred during a period of time prior to a new baghouse being installed (June
1994). The Registrant has had meetings with the Illinois Attorney General's office and U.S. EPA to discuss the factual information and alleged violations, and the possibilities of settlement. At this time, it is unclear whether the matter can be settled, what a penalty amount would be, or whether the matter will have to proceed to litigation.

In June 1994, the Registrant was sued by approximately 24 plaintiffs for injury to and death of passengers and observers of a collision between a ready-mixed concrete truck owned by the Registrant and a church van which occurred in 1992. The plaintiffs contend that the negligent acts and omissions of the driver and the Registrant constitute the proximate cause of the accident and all of the plaintiffs' injuries and damages arising therefrom. The claim for damages is approximately $106 million. The Registrant has tendered its policy limits under its primary insurance policy and has transferred control of the defense of this litigation to the excess insurance carrier.

In March 1994, the Registrant was served with a Civil Investigative Demand by the U.S. Department of Justice, Antitrust Division, requesting the production of documents and responses to interrogatories in connection with an investigation of potential price fixing and market allocation by cement producers. The Registrant has prepared and submitted all of the agreed upon information. The Registrant believes that it has no liability with respect to any of the suspected antitrust violations referenced in the Justice Department's demand.

The Registrant is involved in certain other legal actions and claims. It is the opinion of management that all such legal matters will be resolved without material effect on the Registrant's Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None during the fourth quarter ended December 31, 1994.

                                    PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Information required in response to Item 5 is reported in Item 7, pages II-25 and II-26 of this Annual Report and is incorporated herein by reference.

On March 8, 1995, 59,872,608 Common Shares were outstanding and held by approximately 3,006 record holders. In addition, on March 8, 1995, 8,502,062 exchangeable preference shares of LCI, which are exchangeable at the option of the holder into Common Shares on a one-for-one basis and have rights and privileges that parallel those of the Common Shares, were outstanding and held by 6,980 record holders.

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


                                                                      SELECTED CONSOLIDATED FINANCIAL DATA
                                                                    (in millions except as indicated by an *)


                                                                                Years Ended December 31
                                                            --------------------------------------------------------------------
                                                              1994           1993          1992            1991           1990
                                                            --------------------------------------------------------------------
OPERATING RESULTS
Net Sales                                                       $1,563.3    $1,494.5      $1,511.2        $1,568.8     $1,769.6
                                                            ====================================================================

INCOME BEFORE THE FOLLOWING ITEMS:                              $  141.9    $   70.2      $   28.0        $   17.7     $  145.1
Interest expense, net                                              (28.8)      (42.7)        (49.4)          (52.0)       (46.8)
Income taxes                                                       (32.5)      (21.6)        (15.7)          (16.1)       (55.4)
                                                            --------------------------------------------------------------------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES                                                        80.6         5.9         (37.1)          (50.4)        42.9
Cumulative effect of change in
  accounting principles                                                -           -         (63.5)              -            -
                                                            --------------------------------------------------------------------
NET INCOME (LOSS)                                                   80.6         5.9        (100.6)          (50.4)        42.9
Depreciation and depletion                                          97.5       108.5         117.6           112.1        100.5
Cumulative effect of change in
  accounting principles                                                -           -          63.5               -            -
Restructuring                                                      (13.6)       21.6             -               -            -
Other items not affecting cash                                     (16.5)       18.9          (3.8)           10.9        (44.3)
                                                            --------------------------------------------------------------------
NET CASH PROVIDED BY OPERATIONS                                 $  148.0    $  154.9      $   76.7        $   72.6     $   99.1
                                                            ====================================================================

FINANCIAL CONDITION AT YEAR END
Working capital                                                 $  402.3    $  315.4      $  253.0        $  253.5     $  318.8
Property, plant and equipment, net                                 751.9       880.7         982.3         1,056.3      1,066.4
Other assets                                                       192.4       221.8         205.0           209.0        223.6
                                                            --------------------------------------------------------------------
TOTAL NET ASSETS                                                $1,346.6    $1,417.9      $1,440.3        $1,518.8     $1,608.8
                                                            ====================================================================
Long-term debt                                                  $  290.7    $  373.2      $  515.2        $  564.6     $  594.9
Other long-term liabilities                                        214.5       253.0         225.2           112.2        121.5
Shareholders' equity                                               841.4       791.7         699.9           842.0        892.4
                                                            --------------------------------------------------------------------
TOTAL CAPITALIZATION                                            $1,346.6    $1,417.9      $1,440.3        $1,518.8     $1,608.8
                                                            ====================================================================
COMMON EQUITY SHARE INFORMATION
Net income (loss)*                                              $   1.18    $   0.10      $  (0.63)(a)    $  (0.90)    $   0.77
Dividends*                                                      $   0.30    $   0.30      $   0.30        $   0.35     $   0.40
Book value at year end*                                         $  12.34    $  11.84      $  11.79        $  14.85     $  16.14
Average shares and equivalents
  outstanding                                                       68.3        61.6          58.7            55.9         55.8
Shares outstanding at year end                                      68.2        66.9          59.4            56.7         55.3
                                                            ====================================================================
STATISTICAL DATA
Capital expenditures                                            $   95.4    $   58.4       $  54.9        $   95.8      $ 173.0
Acquisitions                                                    $    4.7    $   15.2       $   4.3        $   11.1      $  42.9
Net income (loss) as a percentage
  of net sales*                                                     5.2%        0.4%          (2.5)%(a)       (3.2)%       2.4%
Return on average shareholders'
  equity*                                                           9.9%        0.8%          (4.8)%(a)       (5.8)%       4.9%
Long-term debt as a percentage
  of total capitalization*                                         21.6%       26.3%         35.8%           37.2%        37.0%
Number of employees at year end*                                   6,500       7,400         7,700           7,900        8,800
Exchange rate at year end
  (Cdn. to U.S.)*                                                  0.713       0.755         0.787           0.865        0.862
Average exchange rate for year
  (Cdn. to U.S.)*                                                  0.732       0.775         0.828           0.873        0.851
                                                            ====================================================================


(a)       Before cumulative effect of change in accounting principles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:


MANAGEMENT'S DISCUSSION OF INCOME

The Consolidated Statements of Income (Item 8, page II-32) summarize the Registrant's operating performance for the past three years. To facilitate analysis, sales and operating profit will be discussed by product line and are summarized in the table on page II-4 (in millions). The Registrant's two product lines are:

   1. Cement-the production and distribution of portland and specialty cements and cementitious materials.

   2. Construction Materials-the production and distribution of ready-mixed concrete, construction aggregates, other concrete products, asphalt, road construction and the conversion of industrial waste into fuels and raw materials for use in cement kilns.

                                                      Years Ended December 31
                                        -------------------------------------------------------
                                          1994                 1993                  1992
                                        -------------------------------------------------------
NET SALES
     Cement                                  $  876.6            $  801.4             $  794.3
     Construction Materials                     799.7               802.2                830.6
     Eliminations                              (113.0)             (109.1)              (113.7)
                                        -------------------------------------------------------
TOTAL NET SALES                              $1,563.3            $1,494.5             $1,511.2
                                        =======================================================
GROSS PROFIT
     Cement                                  $  207.8            $  161.0             $  138.5
     Construction Materials                     100.8                91.2                 83.3
                                        -------------------------------------------------------
TOTAL                                           308.6               252.2                221.8
                                        -------------------------------------------------------
OPERATIONAL OVERHEAD AND
  OTHER EXPENSES
     Cement                                     (69.5)              (71.7)               (71.9)
     Construction Materials                     (69.3)              (63.2)               (73.6)
                                        -------------------------------------------------------
TOTAL                                          (138.8)             (134.9)              (145.5)
                                        -------------------------------------------------------
INCOME FROM OPERATIONS
     Cement                                     138.3                89.3                 66.6
     Construction Materials                      31.5                28.0                  9.7
                                        -------------------------------------------------------
TOTAL OPERATING PROFIT                          169.8               117.3                 76.3

Corporate and Unallocated
  Expenses                                      (27.9)              (47.1)               (48.3)
                                        -------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                 $  141.9            $   70.2             $   28.0
                                        =======================================================
IDENTIFIABLE ASSETS
     Cement                                  $  692.3            $  759.2             $  863.7
     Construction Materials                     605.0               697.3                711.3
     Corporate and Unallocated
       Assets                                   354.1               231.2                192.4
                                        -------------------------------------------------------
TOTAL ASSETS                                 $1,651.4            $1,687.7             $1,767.4
                                        =======================================================

YEAR ENDED DECEMBER 31, 1994


NET SALES

The Registrant's net sales increased 5 percent in 1994 to $1,563.3 million from $1,494.5 million in 1993. Excluding sales from the Registrant's operations divested in 1994 and 1993, net sales were 9 percent higher than 1993. These divested operations include the Registrant's Balcones cement plant in Texas, three cement terminals and an equity interest in an aggregates and asphalt company in Houston, Texas which were sold in September 1994 and the aggregate operations located in Southern Ohio and Illinois which were sold in late 1993. The improvement in net sales was primarily due to 5 percent and 10 percent increases in cement and ready-mixed concrete shipments, respectively, and 6 percent higher cement prices. Partially offsetting these increases was the exchange rate impact resulting from a drop in the value of the Canadian dollar relative to the U.S. dollar. Canadian net sales were $666.8 million, an increase of 4 percent from 1993. U.S. net sales rose 5 percent to $896.5 million.

The Registrant's net sales from cement operations were $876.6 million, an increase of 9 percent. After adjusting for sales lost from the Registrant's operations divested in 1994 and 1993, net sales from continuing operations were 14 percent higher than 1993. Cement shipments rose in 1994 to 12.8 million tons from 12.3 million tons in 1993. Excluding shipments from the divested Texas cement plant, shipments from continuing operations increased 8 percent. All three cement regions had higher sales volumes than the previous year. Cement average net sales prices increased 6 percent over 1993. U.S. prices increased 7 percent and Canadian prices increased 4 percent, before exchange rate fluctuations, led by a 7 percent increase in eastern Canada. Canadian net sales and shipments increased 5 percent and 7 percent, respectively. Net sales were reduced by a drop in the value of the Canadian dollar relative to the U.S. dollar. Sales volumes in eastern Canada increased 8 percent due to strong domestic volumes resulting from Canada's $6 billion federal infrastructure renewal program. In the U.S., net sales were 11 percent higher while cement shipments increased 4 percent. Excluding operations divested, revenues and shipments from continuing operations increased 16 percent and 8 percent, respectively, over 1993. The improvement was due to the strong construction activity throughout the year, which resulted in U.S. cement consumption far exceeding domestic capacity.

Net sales from the Registrant's construction materials and waste management operations were $799.7 million, down slightly from $802.2 million in 1993. Net sales from continuing operations were 5 percent higher than 1993. Sales volumes from continuing operations in 1994 were higher in both of the group's primary product lines, ready-mixed concrete and construction aggregates. Ready-mixed concrete volumes climbed 10 percent to 6.7 million cubic yards from
6.1 million cubic yards in 1993, with the largest gains coming from midwestern and southern markets of the U.S. and the Atlantic and Ontario markets of Canada.
As a result of divestments, aggregate volumes fell 3 percent in 1994 to 46.5 million tons from 48.1 million tons in 1993. Aggregate volumes from continuing operations rose 8 percent, reflecting growth in the eastern half of Canada and all U.S. markets. In Canada, net sales were up 4 percent despite the negative impact from the declining value of the Canadian dollar relative to U.S. currency. Compared to 1993, ready-mixed concrete and aggregate volumes in Canada increased approximately 6 percent due to 13 percent increases in each product line in eastern Canada. The improvement from the previous year was due to the continued growth in construction activity in Ontario and shipments to the fixed-link bridge project in the Canadian Maritimes. Net sales in the U.S. were 7 percent lower than 1993 mainly due to divested operations. Ready-mixed concrete volumes were 21 percent higher than a year ago while aggregate sales volumes from continuing operations rose 9 percent. The U.S. construction materials operations benefitted from a rebound in construction that took place in the midwest markets following the summer floods of 1993, the end of a drivers strike in St. Louis and strong activity in the southern markets and in the northern aggregate markets.


GROSS PROFIT AND COST OF GOODS SOLD

The Registrant's gross profit as a percentage of net sales improved from 17 percent in 1993 to 20 percent in 1994. Cement gross profit margin was 24 percent compared to 20 percent in 1993. The increase was a result of improved volumes and prices. Construction materials gross profit margin was 13 percent in 1994, up from 11 percent in 1993.

The Registrant's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Registrant's cement production (in millions of tons) and the utilization rate of clinker production capacity.

                                                Years Ended December 31
                                              --------------------------
                                                 1994              1993
                                              --------------------------
Cement production                               10.94             10.37
Clinker capacity utilization                       86%               81%
                                              ==========================

Cement production from continuing operations increased 6 percent from 1993 mainly due to the strong product demand in the U.S. Total U.S. cement production totalled 6.6 million tons, an increase of 5 percent from last year. In Canada, cement production was 4.3 million tons, up slightly from 4.1 million tons in 1993. Clinker capacity utilization at U.S. plants was 94 percent in 1994 compared to 90 percent in 1993 while Canadian capacity utilization increased to 75 percent from 72 percent in 1993. Capacity utilization in the Registrant's Canadian plants increased from higher cement shipments in Canada and from higher exports to the U.S.

Total U.S. cement consumption exceeded domestic production capacity. To meet the cement needs of U.S. customers, the company purchased more cement from its Canadian plants which had underutilized cement capacity, and imported cement from South American and European sources. Spot cement shortages occurred in some U.S. markets.


SELLING AND ADMINISTRATIVE

Selling and administrative expenses were $163.4 million in 1994 compared to $161.4 million in 1993. Although some expense reductions were achieved from office consolidation and termination of some employees in the first phase of a restructuring program (see "Restructuring" below), these reductions were mostly offset by nonrecurring charges for development of a new financial system for construction materials and for secondary employee relocations that were triggered by the restructuring. Selling and administrative expenses as a percentage of net sales declined to 10.4 percent in 1994 from 10.8 percent in 1993.


OTHER (INCOME) EXPENSE, NET

Other income and expense consists of items such as net retirement costs, equity income, amortization of intangibles and nonrecurring gains and losses from divestitures. Other expense, net was $3.4 million in 1994 compared to income of $1.0 million in 1993. The change was the result of write-downs of surplus properties, higher retirement costs, a provision for settlement of a lawsuit and interest rate swap expenses. These charges were partially offset by higher divestment gains from the sale of non strategic assets.


RESTRUCTURING

In the fourth quarter of 1993, the Registrant recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits) to cover the direct expenses of restructuring the Registrant's North American business units to increase organizational efficiency. The primary components of the restructuring charge were separation benefits for approximately 350 employees, employee relocation and retirement benefits for eligible employees electing early retirement. The charge also included office relocation and lease termination expenses.

The restructuring plan entailed the consolidation of 11 regional operating units into six units in the Registrant's two main product lines. This consolidation, which began in 1994 and will be substantially completed in 1995, will reduce management layers, eliminate duplicative administrative functions and standardize procedures and information systems. Manufacturing and distribution facilities are not materially affected by the restructuring.

During 1994, the Registrant spent $14.7 million (includes $1.1 million of exchange rate impact) on the restructuring and anticipates that the remaining accrual of $6.9 million will be substantially spent in 1995 as the Construction Materials Group completes most of its restructuring.

In 1994, the annual expense reductions (mostly from the termination of 238 employees) that resulted from the restructuring totalled approximately $10 million pre-tax, consistent with expectations. These expense reductions were mostly offset by nonrecurring charges for development of the new financial system for construction materials and for secondary employee relocations that were triggered by the restructuring. The estimated annual savings upon full implementation of the restructuring plan are unchanged at $24 million pre-tax.


PERFORMANCE BY LINE OF BUSINESS

The Registrant's operating profit from cement operations (before corporate and unallocated expenses) was $138.3 million, $49.0 million better than 1993. Cement results were better due to higher sales volumes and prices somewhat offset by higher maintenance costs and fuel costs per unit in certain Canadian plants and higher purchased clinker costs in the U.S. In Canada, operating profit totalled $42.7 million, $3.7 million higher than 1993. Higher sales volumes throughout Canada and higher prices in central and eastern Canada were partially offset by higher plant costs in certain cement plants. The Registrant's U.S. operations reported an operating profit of $95.6 million. This was $45.3 million better than 1993. Strong product demand coupled with a 7 percent increase in the average net sales price led to the improvement.

The Registrant's operating profit from its construction materials and waste management operations (before corporate and unallocated expenses) was $31.5 million, or $3.5 million better than 1993. Results were better due to significant improvement in the United States and moderate improvement in eastern Canada. Operating profit was reduced by development expenses for a new financial system and nonrecurring charges totalling approximately $7 million at the Registrant's waste management operations. The Registrant's Canadian operations contributed $16.4 million. This was $1.5 million worse than the prior year. Earnings were higher in eastern Canada due to increased ready-mixed concrete and aggregate volumes reflecting the continued improvement in economic conditions and shipments to the fixed-link bridge project. These earnings were more than offset by nonrecurring charges at the waste management operations and development expenses for the new financial system. The U.S. operations earned $15.1 million compared to $10.1 million in 1993. The improvement was the result of higher ready-mixed concrete and aggregate volumes due to increased construction activity following the 1993 floods in the midwest coupled with strong performance in Texas and the northern aggregate markets. Partially offsetting these improvements were nonrecurring charges at the waste management operations and development expenses for the new financial system.

TOTAL INCOME FROM OPERATIONS

In 1994, total income from operations was $141.9 million, $71.7 million better than 1993. The increase was mostly due to higher earnings in the Registrant's U.S. cement and construction materials operations, which accounted for 82 percent of the increase. Income from operations was also improved by higher divestment gains from the sale of non strategic assets and the absence of the one-time restructuring charge of $21.6 million in 1993. Offsetting these improvements were nonrecurring charges at the Registrant's waste management operations, a provision for settlement of a lawsuit, write-downs of surplus properties, expenses for development of a new financial system and interest rate swap expenses. Operating profit from Canadian operations was $49.9 million, $13.2 million better than 1993. The Registrant's operating profit from U.S. operations was $92.0 million, $58.5 million better than 1993.


INTEREST EXPENSE, NET

Net interest expense decreased by $14.0 million in 1994 due to lower average net indebtedness, higher interest rates on investments and currency exchange gains on U.S. dollar denominated investments in Canada.


INCOME TAXES

Income tax expense increased from $21.6 million in 1993 to $32.5 million in 1994. In the U.S., taxes climbed only $2.0 million. The higher operating income coupled with the additional taxable income from divestments resulted in a current tax benefit from the utilization of most of the Registrant's net operating loss carryforwards in the U.S. Canadian income tax expense increased $8.9 million due to higher earnings. The Canadian effective income tax rates were 46.9 percent in 1994 and 46.1 percent in 1993.


NET INCOME

The Registrant reported net income of $80.6 million in 1994. This compares with net income of $5.9 million in 1993. The 1993 results included an after-tax charge of $16.4 million recorded in the fourth quarter related to the Registrant's restructuring plan. The Registrant's Canadian operations reported net income of $29.9 million, $9.4 million better than 1993. Earnings increased in eastern Canada due to the continued improvement in economic conditions. Canadian earnings also benefitted from an adjustment of overhead charges between the U.S. and Canada, the absence of the restructuring charge and higher interest income. Partially offsetting these gains were higher maintenance costs and fuel costs per unit in certain plants, nonrecurring charges related to waste management operations and expenses for the development of a new financial system for construction materials. In the U.S., net income was $50.7 million, $65.3 million better than 1993. The U.S. improvement resulted from an increase in cement shipments and prices, a 21 percent increase in ready-mixed concrete shipments, higher divestment gains and the absence of the restructuring charge. In addition, interest expense in the U.S. was $8.8 million lower than 1993. These increases were partially offset by higher purchased clinker costs at certain U.S. plants, nonrecurring charges related to waste management operations, a provision for settlement of a lawsuit and interest rate swap expenses.


GENERAL OUTLOOK

The Registrant's general outlook for 1995 in the Cement Group is favorable in both the U.S. and Canada. Price increases have been announced in all markets. The Portland Cement Association projects that cement consumption in the U.S. will increase another 4 percent in 1995. The Registrant will have an additional 400,000 tons of capacity available because of optimization projects at two U.S. plants. All U.S. plants are expected to sell out again in 1995. For 1995 the Canadian Portland Cement Association is forecasting a 7 percent growth rate in cement consumption for Ontario and Quebec and a modest 2 percent growth rate in western Canada, averaging 5 percent growth rate for Canada as a whole. Demand is expected to be flat in Atlantic Canada except for the fixed-link bridge project, which will use more than 170,000 metric tons of the Registrant's specialty cements over a three-year period. In western Canada, the combination of strong U.S. demand and an improving Canadian economy should help the Registrant operate its three western plants at close to full capacity in 1995.

In the Registrant's Construction Materials Group, the outlook for 1995 is also favorable. The substantial completion of the restructuring plan for the Registrant's construction materials operations should have a favorable impact. In the U.S., sales volumes should improve in key markets such as Kansas City and St. Louis. Other markets such as New Orleans and Pittsburgh are expected to stay fairly stable. In central and eastern Canada, 1995 is shaping up to be a better year because of expected volume growth in Ontario and an increase in shipments for the fixed-link bridge project. Western Canada should see moderate volume growth in 1995.

Higher interest rates are expected to have a dampening effect on residential construction in 1995. However, construction spending for commercial, industrial and infrastructure projects, which are less sensitive to interest rate fluctuations, is expected to increase.

YEAR ENDED DECEMBER 31, 1993

NET SALES

The Registrant's net sales were $1,494.5 million, down slightly from $1,511.2 million in 1992. The decrease was due to a drop in the value of the Canadian dollar relative to the U.S. dollar and sales lost from divested operations including the Registrant's cement plant in Demopolis, Alabama. Partially offsetting these declines were a 4 percent increase in average cement net sales prices and higher sales volumes from both cement and construction materials operations. Canadian net sales were $640.5 million, a decline of 4 percent from last year while U.S. net sales increased 1.5 percent to $854.0 million.

The Registrant's net sales from cement operations increased 1 percent in 1993. Cement average net sales prices improved 4 percent over 1992 due to a 6 percent increase in the U.S. Canadian net sales decreased 4 percent due to the impact of exchange rates. In the U.S., net sales increased 3 percent. Prices increased an average of 6 percent in the Great Lakes U.S. market and 7 percent in the southern U.S. The Canadian average net sales price remained stable with lower prices in Ontario offset by higher prices in the west.

Cement shipments (after adjusting for sales from the Demopolis, Alabama plant, which was divested in February 1993) increased 4 percent in 1993 to 12.3 million tons from 11.8 million tons in 1992. Demand was strongest in U.S. markets and in western Canada. U.S. and Canadian shipments increased 4 percent and 2 percent, respectively. Spot shortages occurred during 1993 in the southern Great Lakes and Mississippi River markets as the continued improvement in the U.S. construction market increased the demand for cement. Additionally, construction activity in the Midwest increased after the flood waters receded. Shipments in the Pennsylvania and New England markets increased over 1992 and prices improved 3 percent from 1992's depressed levels. The Florida market performed well in 1993, with sales volumes up 14 percent from the previous year. Oilwell cement sales in the western provinces of Canada nearly doubled in 1993 as an increase in natural gas prices and changes to the royalty system resulted in an increase in drilling activity. Additionally, cement shipments in British Columbia increased 9 percent over 1992. In 1993, market conditions in eastern Canada were adversely impacted by excess cement capacity. However, the Registrant used surplus capacity in Ontario to supplement U.S. facilities that were facing inventory shortages. The Registrant's two cement plants in Ontario increased production and lowered unit costs although cement demand dropped 2 percent in the province. Shipments in the Quebec and Atlantic provinces of Canada were flat in 1993.

Net sales from the Registrant's construction materials and waste management operations were $802.2 million, down 3 percent from 1992. The drop in the value of the Canadian dollar, sales lost from divested operations in 1992, the sluggish economy in Canada and flooding in the midwest U.S. were the major causes of this decline. In Canada, net sales dropped 5 percent primarily due to the decline in the value of the Canadian dollar and the divestment of the Registrant's chemical admixtures operations in 1992. Net sales in the U.S. declined slightly as a result of the weak performance in the Registrant's northern markets, flooding in the midwest and the divestment of several construction materials businesses. These declines were nearly offset by strong performance in the Registrant's southern U.S. markets. Registrant-wide, ready-mixed concrete shipments of 6.1 million cubic yards were 1 percent higher than a year ago. Aggregate sales of 48.1 million tons were 4 percent higher than the previous year. In Canada, ready-mixed concrete shipments increased 2 percent due to an increase in construction activity in British Columbia and Quebec while infrastructure work in eastern Canada boosted aggregate volumes by 8 percent. In the U.S., ready-mixed concrete and aggregate volumes declined slightly due to the floods and a drivers strike in St. Louis coupled with the 1992 sale of several construction materials businesses.


GROSS PROFIT AND COST OF GOODS SOLD

The Registrant's gross profit as a percentage of net sales improved from 14 percent in 1992 to 17 percent in 1993. Cement gross profit was 20 percent compared to 17 percent in 1992 as a result of improved prices. Over the two year period, construction materials gross profit remained constant at approximately 11 percent.

The Registrant's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Registrant's cement production (in millions of tons) and the utilization rate of clinker production capacity. The 1993 figures exclude the Demopolis, Alabama plant which was divested in February 1993.


                                         Years Ended December 31
                                        --------------------------
                                           1993             1992
                                        --------------------------
Cement production                        11.25              11.79
Clinker capacity utilization                82%                83%
                                        ==========================


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


PERFORMANCE BY LINE OF BUSINESS

In 1993, the Registrant's operating profit from cement operations (before corporate and unallocated expenses) was $96.4 million, $29.8 million better than 1992. All regions reported better results than the prior year. Cement results were much better due to higher prices and stronger shipments, particularly in the second half of 1993. The most notable progress was in the U.S. markets. Prices were up 6 percent in the U.S. but unchanged in Canada. The Registrant's Canadian operations reported an operating profit of $46.2 million, $5.5 million better than last year. Earnings increased in western Canada due to higher shipments and the absence of costs related to the strike at the Richmond plant that was settled in March 1992. Earnings declined in central Canada due to the continued sluggish market but improved in eastern Canada primarily due to higher intraregional sales to the U.S. New England markets. Earnings from U.S. cement operations were $50.2 million, or $24.3 million better than 1992. Results improved in all U.S. regions, mainly due to the 6 percent increase in average net selling prices combined with a 4 percent increase in shipments.

The operating profit from the Registrant's construction materials and waste management operations in 1993 (before corporate and unallocated expenses) was $30.6 million, $20.9 million better than 1992. Earnings were boosted by cost reductions and higher ready- mixed concrete and block prices in central Canada, and improved ready-mixed concrete and aggregate volumes in eastern Canada, partially offset by lower ready-mixed concrete prices in the western provinces due to competitive pressures in a number of markets. The Canadian operations contributed $20.3 million, $14.7 million higher than prior year. Most of the increase was attributable to the Registrant's Ontario-based concrete products operations. The U.S. operating profit totalled $10.3 million, $6.2 million better than 1992. This improvement was primarily attributable to the Registrant's construction materials operations in the southern U.S. resulting from higher ready-mixed concrete volumes, lower stone costs and a $3.1 million write-down of a quarry in 1992. Partially offsetting these gains were an earnings decline in the Registrant's northern U.S. markets due to the continued poor economic climate and high operating costs in the midwest markets as a result of the summer floods and a drivers strike.


TOTAL INCOME FROM OPERATIONS

Total income from operations was $70.2 million in 1993, an increase of $42.2 million from 1992. The improved performance was due largely to a 6 percent increase in the U.S. average cement net sales price. Also contributing to the results were an $18.2 million turnaround in profitability of the Registrant's construction materials operations in central and eastern Canada, higher shipments in the western cement region, higher divestment gains from the sale of nonstrategic assets and a 13 percent reduction in selling and administrative expenses. These improvements were partially offset by a one-time restructuring charge of $21.6 million. The Registrant's operating profit from its Canadian operations was $36.7 million, $3.2 million better than 1992. Operating profit from U.S. operations was $33.5 million, $39.0 million better than 1992.


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

Excluding one-time charges resulting from the adoption of these new accounting rules, the Registrant's Canadian operations reported net income of $20.5 million, $0.8 million higher than 1992. The increase was due to better results in the Registrant's ready-mixed concrete and aggregate operations in central and eastern Canada, higher shipments in the Western Cement Region and the absence of strike related costs at the Richmond plant. These increases were offset by a 4 percent decline in net sales and lower divestment gains.

After excluding one-time charges resulting from the adoption of new accounting rules, the Registrant's U.S. operations incurred a net loss of $14.6 million. This was $42.2 million better than 1992. The improved U.S. performance was the result of a $4.9 million gain realized from the expropriation of property at one of the Registrant's construction materials operations and an increase in cement volumes and prices. In addition, interest expense in the U.S. was $6.2 million lower than the previous year. U.S. results were negatively impacted by infrequently occurring maintenance projects (those required every three years or more) and an earnings decline in the Registrant's northern and midwestern construction materials markets.


ENVIRONMENTAL MATTERS

The Registrant's operations, like those of other companies engaged in similar businesses, involve the use, release/discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. The Registrant's environmental compliance program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental assessment and follow-up program, routine compliance oversight of the Registrant's facilities, environmental guidance on key issues confronting the Registrant, routine training and exchange of information by its environmental professionals, and routine and emergency reporting systems.

The Registrant has been in, or is presently involved in, certain environmental enforcement matters in both the U.S. and Canada.

Management's philosophy is to attempt to actively resolve such matters with the appropriate government authorities. In certain circumstances, notwithstanding management's belief that a particular alleged violation poses no significant threat to the environment, the Registrant may decide to resolve such matters by entering into a consent agreement and/or paying a penalty.

In 1992, the Registrant's four cement plants using hazardous waste- derived fuels submitted certifications of compliance for the emission limits established under the federal Resource Conservation and Recovery Act ("RCRA"), Boiler and Industrial Furnaces ("BIF") regulations. The BIF regulations also require extensive record keeping of operational parameters, and of fuels and raw materials used. The BIF regulations are extremely complex, and certain provisions have been subject to different interpretations. The Registrant has received a notice of violation and/or a complaint alleging violations of the BIF regulations at each of the four cement plants. These notices of violation and complaints were issued by the U.S. Environmental Protection Agency ("EPA") with respect to three plants, and by the State of Michigan, which has been delegated BIF enforcement authority by the EPA, with respect to a fourth plant.

Although the details of each notice of violation or complaint are specific to the particular plant, a recurring issue has been the existence or adequacy of the plant's waste analysis plan to ensure compliance with the established allowable emissions limits and feed rates. All of the Registrant's plants which are subject to the BIF regulations have revised their waste analysis plans and submitted them for approval. Furthermore, to reduce the potential recurrence of BIF violations, the Registrant has designated an employee who is responsible for managing the Registrant's BIF compliance, including routine auditing of plant operations and plant records which are required to document compliance with the BIF regulations.

The current status of these BIF-related matters is as follows: With respect to the Demopolis, Alabama plant (which was sold by the Registrant in early 1993), the Registrant settled the matter by paying a penalty of $594,000. The Registrant settled the matter with respect to the Alpena, Michigan plant by entering into a consent decree with the State of Michigan that included a $400,000 penalty. The Registrant settled the matter with respect to the Fredonia, Kansas plant by entering into a consent decree with the U.S. EPA that included a $250,000 penalty and a supplemental environmental project. The Registrant has formally responded to the remaining notice of violation and complaint involving its Paulding, Ohio plant, setting forth certain defenses and factual information. The Registrant's representatives have met on numerous occasions with the EPA to discuss the alleged violations and the possibilities of settlement. At this time, the Registrant is awaiting a response from the government on whether this matter will have to go to an adjudicatory proceeding.

In late February 1994, a decision was issued in a lawsuit challenging certain aspects of the BIF regulations. The court's decision, among other things, vacated the Tier III standard for hydrocarbon emission levels and instructed the EPA to reconsider the Tier III standard. Two of the Registrant's plants had been complying with the Tier III standard and were not able to meet either the Tier I standard or the Tier II standard, which are the two remaining standards. The two plants have completed raw materials replacements that have allowed the plants to demonstrate compliance with the Tier II hydrocarbon standards. As a result, the Registrant has been able to continue the use of supplemental fuels at the two plants.

A by-product of many of the Registrant's cement manufacturing plants is cement kiln dust ("CKD"). CKD has been excluded from regulation as hazardous waste under the so-called "Bevill Amendment" to RCRA until the EPA completes a study of CKD, determines if it should be regulated as hazardous waste and issues appropriate implementing rules. On December 30, 1993, the EPA issued its Report to Congress and proposed five regulatory options for CKD. On January 31, 1995, the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from the management of CKD in karst terrain, fugitive emissions from handling and management of CKD, and surface water/stormwater runoff from CKD management areas. The EPA found that there is no difference between dust generated from kilns that use traditional fuels and those that use supplemental fuels. The EPA also indicated there are no concerns with cement and clinker, and that most beneficial uses of CKD were not of concern with the exception of its use as a "soil amendment" (the EPA indicated it would further study such application during a future rulemaking).

The EPA outlined a tentative regulatory approach for further regulation of CKD to be carried out over the next two-plus years. During this interim period, the Bevill exclusion would be retained. The EPA indicates that existing legal authority under the Clean Air and Water Acts will be used to address the fugitive emissions and stormwater/surface water runoff issues. For those instances where groundwater concerns exist, the EPA indicates it will use Subtitle C of RCRA as its jurisdiction for establishing highly tailored CKD management standards. In this regard, the EPA indicated that industry-developed CKD management standards would likely be the starting point for the rulemaking. During an industry briefing, EPA representatives indicated that the above approach was tentative and could be influenced and/or found to be unnecessary should states adequately regulate CKD, new information shows clear evidence of no need for regulation and/or the cement manufacturing industry implements its own CKD management practices. The Registrant is participating with other cement manufacturers in evaluating options in response to the EPA's regulatory determination, including legal, legislative and further regulatory actions.

The Registrant's management does not believe that the existing data/information support the tentative regulatory approach set forth by the EPA. Should the EPA ultimately proceed to promulgate new CKD management standards, the Registrant is likely to incur additional capital costs and operational expenses to meet the new standards. The Registrant has undertaken a program to assess its management practices for CKD in the U.S. and Canada, and is voluntarily taking remedial steps and instituting management practices consistent with the industry CKD management practices, as well as assessing and modifying process operations, evaluating and using alternative raw materials, and implementing new technologies for reducing the generation of CKD.

In 1993, the State of Michigan alleged that the Registrant's Alpena plant was managing CKD in violation of applicable state solid waste management requirements. The Registrant has settled this matter by entering into a consent judgment with the State of Michigan. The agreement finalizes a testing protocol for CKD, how the CKD will be managed, a closure plan for historic CKD areas, and payment of a penalty of $350,000 that essentially covers the costs expended by state agency personnel to resolve this matter.

In another matter relating to the Alpena plant and CKD, the State of Michigan has contacted the Registrant and the former owner of the plant seeking remediation of an old CKD pile from which it alleges there is runoff of hazardous substances into Lake Huron. The Registrant has advised the state that it is not responsible for remediating this property because the property was expressly excluded in the purchase agreement pursuant to which the Registrant acquired the plant. The Registrant has advised the former plant owner of the Registrant's position on this matter and has filed a legal action in federal district court seeking to have the deed reformed to be consistent with the asset purchase agreement. It is unclear, at this time, whether this matter can be settled or whether it will proceed to a court's resolution of the matter.

As with most industrial companies in the U.S., the Registrant is involved in certain remedial actions to clean up historical problem waste disposal sites, as required by federal and state laws, which provide that responsible parties must fund remedial actions regardless of fault or legality at the time of the original disposal. In this regard, the Registrant is presently involved in approximately 18 federal, state, and provincial administrative investigations, studies and/or proceedings. At all but seven of these sites, the Registrant is either a de minimis party or the Registrant has information to support its position that it did not contribute/dispose or is not legally responsible for the disposal of materials at the site. At five of the seven sites, the Registrant is already in the process of remediating the site or has agreed to undertake remediation of the site, and with respect to four of these five sites, the Registrant has recorded provisions for exposure but is seeking contribution from one or more other parties and/or pursuing recovery from its insurers. At the sixth site, the Registrant and a potential buyer of the property are attempting to obtain governmental approval of a plan to "seal" the site. The seventh site is the old CKD pile at the Alpena plant discussed above.

The 1990 Clean Air Act Amendments have the potential to result in significant capital expenditures and operational expenses for the Registrant. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. By November 1995, the Registrant's U.S. operations that are deemed to be "major sources" of air pollution will have to submit detailed permit applications and pay recurring permit fees. To ensure the timely submittal and completeness of permit applications for the Registrant's "major sources", the Registrant has designated employees in its various operating regions to manage the overall permit application development program. By the end of 1994, the Registrant had conducted emissions inventories, determined compliance status with applicable regulations and commenced definition of alternate operating scenarios. As part of this process, plant personnel have been discussing their actions with the respective state air agencies that have ultimate responsibility for review and issuance of the federal operating permits. Major emphasis has been placed on defining likely future operational needs so that the plants obtain permit operating conditions that allow them to be competitive in the marketplace.

The Clean Air Act Amendments of 1990 also require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The EPA has indicated that the new maximum achievable control technology ("MACT") standards will force a significant reduction of air pollutants below existing levels. The Registrant is actively participating with other cement manufacturers in working with the EPA to define test protocols, better define the scope of MACT standards, the existence/feasibility of various technologies and develop realistic emission limitations for the cement industry. The EPA is also developing revised boiler and industrial furnaces ("BIF") standards for facilities that use hazardous waste as a supplemental fuel. The EPA has indicated that it plans to use a "MACT-like" approach for developing technology-based standards rather than relying on its RCRA risk-based standards authority. The Registrant is actively participating with other BIF/cement manufacturers to encourage the EPA to revise the BIF standards, using the MACT-like approach that comports with all of the Clean Air Act requirements, rather than basing these standards on operationally dissimilar facilities that also thermally treat hazardous wastes. There is a close link between these activities because most of the existing air toxics data is based upon BIF certifications of compliance. These tests are not necessarily representative of normal operating conditions. The Registrant's management anticipates that several of its plants are likely to be required to upgrade and/or replace existing air pollution control equipment as a result of these regulations. The EPA has acknowledged that the capital costs and operating expenses associated with meeting these requirements are likely to be significant i.e., as much as 7.5 percent of annual sales for some companies. Until the EPA better defines the actual air toxics to be controlled, proposes emission standards based upon certain technologies, and proposes continuous emission monitoring techniques to measure compliance, management cannot determine the additional controls that may be required at its facilities or the associated costs for such controls.

Because of differences between requirements in the U.S. and Canada, and the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverage, and/or enforcement related activities and costs, it is difficult for management to estimate the ultimate level of the Registrant's expenditures related to environmental matters. The Registrant's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. However, the Registrant cannot determine at this time if capital expenditures and other remedial actions that the Registrant has taken, or may in the future be required to undertake in order to comply with the laws governing environmental protection will have material effect upon its capital expenditures or earnings.

MANAGEMENT'S DISCUSSION OF CASH FLOWS

The Consolidated Statements of Cash Flows summarize the Registrant's main sources and uses of cash. These statements show the relationship between operations that are presented in the Consolidated Statements of Income and liquidity and financial resources which are depicted in the Consolidated Balance Sheets.

The Registrant's liquidity requirements arise primarily from the funding of its capital expenditures, working capital needs, debt service obligations and dividends. The Registrant has met its operating liquidity needs primarily through internal generation of cash and expects to continue to do so in the future. However, because of the seasonality of the Registrant's business, cash balances decline in the first two quarters. Short-term borrowings might be required in the future to fund seasonal operating requirements.

The net cash provided by operations for each of the three years presented reflects the Registrant's net income (loss) adjusted for noncash items. Depreciation and depletion have declined over the periods presented due to divestments and the 1994 extension of the estimated useful lives at six of the Registrant's cement plants. Deferred income taxes affected the operating cash flow primarily because of the reversal of depreciation differences in Canada and the payment of alternative minimum tax in the U.S. The changes in working capital are discussed in Management's Discussion of Financial Position.

Cash flows from investing consist primarily of capital expenditures and acquisitions offset by proceeds of property, plant and equipment dispositions. Capital investments by product line, including acquisitions, were as follows (in millions):

                                                      Years Ended December 31
                                        ----------------------------------------------------
                                          1994               1993                    1992
                                        ----------------------------------------------------
Cement                                       $ 63.7              $ 27.2             $ 28.0
Construction materials                         32.8                45.8               30.8
Other                                           3.7                 0.6                0.5
                                        ----------------------------------------------------
Total capital investments                    $100.2              $ 73.6             $ 59.3
                                        ====================================================

Capital investments are not expected to exceed $200 million in 1995. The Registrant intends to invest in internal capital improvement projects and acquisition opportunities to enhance or expand the Registrant's competitive position in the U.S. and Canada. Capital spending and dividend requirements are anticipated to be funded by existing cash and by cash flows from operations.
In September 1994, the Registrant sold its New Braunfels, Texas cement plant, three cement terminals and an equity interest in an aggregate operation. In late December, the Registrant sold its Texas ready-mixed concrete plants and related assets. In February 1993, the Registrant sold its Demopolis, Alabama cement facility and other related assets. During 1994 and 1993 the Registrant's proceeds from the sale of non strategic assets, surplus land and other miscellaneous items totalled $157.9 million and $68.9 million, respectively.

The financial position of the Registrant has substantially improved with a net debt reduction of $450.6 million during the three years ended December 31, 1994. This reduction was the result of improved earnings from operations, proceeds from divestments of non strategic assets, proceeds from the sale of Common Shares in 1993 and moderate levels of capital spending. In October 1993 the Registrant completed an offering of 6.75 million Common Shares priced at $18.25 per share. The net proceeds from the offering totalled $117.6 million. In early 1992, the Registrant sold 1.7 million Exchangeable Shares of Lafarge Canada Inc., a wholly owned subsidiary, that it had accumulated through exchange transactions for net proceeds of $25.8 million.

The Registrant has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. Effective September 1, 1994, the Registrant cancelled its existing revolving credit facility and established similar, bilateral revolving credit facilities with nine institutions for total commitments of $150 million at favorable terms compared with the previous facility. At December 31, 1994, no amounts were outstanding under the revolving credit facilities.

MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets summarize the Registrant's financial position at December 31, 1994 and 1993.

The value reported for Canadian dollar denominated net assets decreased from December 31, 1993 as a result of a decline in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 1994 the U.S. dollar equivalent of a Canadian dollar was $ .71 versus $ .76 at December 31, 1993.

Working capital, excluding cash, short-term investments and current portion of long-term debt, decreased $8.0 million during 1994 as a result of the drop in the value of the Canadian dollar relative to the U.S. dollar. The impact of these exchange rate changes was to reduce accounts receivable by $8.3 million, inventories by $5.0 million, and accounts payable and accrued liabilities by $4.8 million.

Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes, decreased $36.0 million from December 31, 1993 to December 31, 1994. Accounts receivable increased $12.2 million during the year mainly due to a 2 percent and 6 percent increase in net sales and average cement net sales prices in the fourth quarter of 1994 compared to 1993. (Net sales are detailed in Management's Discussion of Income). Inventories decreased $5.7 million due to strong shipments in the fourth quarter and the impact of divestments. Accounts payable and accrued liabilities increased $25.8 million due to a provision for settlement of a lawsuit, higher credit balances in bank accounts reclassified to accounts payable and the timing of purchases and payments. These increases were partially offset by a reduction in the restructuring accrual. Income taxes payable increased by $12.2 million due to alternative minimum tax payable in the U.S.

Net property, plant and equipment decreased $128.8 million during 1994. The impact of exchange rate changes was $20.3 million. Depreciation and divestments were $97.5 million and $140.1 million. Capital expenditures and acquisitions of fixed assets totalled $98.9 million. The excess of cost over net assets of businesses acquired relates primarily to a 1981 U.S. acquisition. The decrease in this balance during 1994 resulted from amortization and divestments. The decrease in other assets was mainly due to payments on long-term notes receivable and write-downs of surplus properties. Other long-term liabilities decreased $38.5 million during 1994. The decline was mainly attributable to a $33.1 million decrease in deferred income taxes resulting from asset sales in the U.S. and book depreciation in excess of tax depreciation in Canada. The adoption of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions", was recorded effective January 1, 1992 and resulted in the establishment of a $111.0 million liability. The related 1994 and 1993 accruals, net of actual payments, were $3.4 million and $4.5 million, respectively.

The Registrant's capitalization is summarized in the following table:


                                               December 31
                                      -----------------------------
                                          1994            1993
                                      -----------------------------
Long-term debt                          21.6%            26.3%
Other long-term liabilities             15.9%            17.9%
Shareholders' equity                    62.5%            55.8%
                                      -----------------------------
Total capitalization                   100.0%           100.0%
                                      =============================

The increase in shareholders' equity is discussed in Management's Discussion of Shareholders' Equity. The decline in long-term debt is discussed in Management's Discussion of Cash Flows.

MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

The Consolidated Statements of Shareholders' Equity summarize the activity in each of the components of shareholders' equity for the three years presented. In 1994 Shareholders' equity increased by $49.8 million from net income of $80.6 million and proceeds from the exercise of stock options of $12.0 million, partially offset by dividend payments, net of reinvestments, of $10.1 million and a decrease in foreign currency translation adjustments of $34.6 million resulting from a decline in the value of the Canadian dollar relative to the U.S. dollar.

Shareholders' equity increased $91.7 million in 1993. The increase was due mainly to the October 1993 sale of 6.75 million Common Shares for net proceeds of $117.6 million as well as net income of $5.9 million. Partially offsetting these increases were dividend payments, net of reinvestments, of $14.3 million and a decrease in foreign currency translation adjustments of $24.6 million.

Common equity interests include Common Shares and the Lafarge Canada Inc. Exchangeable Shares, which have comparable voting, dividend and liquidation rights. Common Shares are traded on the New York Stock Exchange under the ticker symbol "LAF" and on The Toronto Stock Exchange and the Montreal Exchange. The Exchangeable Shares are traded on the Montreal Exchange and The Toronto Stock Exchange.

The following table reflects the range of high and low closing prices of Common Shares by quarter for 1994 and 1993 as quoted on the New York Stock Exchange:

                                          Quarters Ended
                         -----------------------------------------------
                          March         June         Sept.         Dec.
                            31           30           30            31
                         ------------------------------------------------
1994 STOCK PRICES
   HIGH                  $26 7/8      $23 5/8       $22          $20 1/4
   LOW                    21 1/2       18 7/8        18 1/4       16 1/4


1993 STOCK PRICES
   HIGH                  $17 3/4      $17 3/4       $19 3/4      $22 7/8
   LOW                    14 3/4       15            15 1/8       18 1/4

Dividends are summarized in the following table (in thousands, except per share amounts):

                                                                   Years Ended December 31
                                                     ------------------------------------------------
                                                       1994                  1993               1992
                                                     ------------------------------------------------
Common equity dividends                              $ 20,430             $ 18,390           $ 17,606
Less dividend reinvestments                           (10,338)              (4,073)            (9,918)
                                                     ------------------------------------------------
Net cash dividend payments                           $ 10,092             $ 14,317           $  7,688
                                                     ================================================
Common equity dividends
  per share                                          $    .30             $    .30           $    .30
                                                     ================================================

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data provides both a reference for some data frequently requested about the Registrant and a useful record in reviewing trends.

The Selected Consolidated Financial Data for 1990 has been restated to reflect the Missouri Portland/Davenport acquisition in 1991.


The Registrant's net sales decreased 11 percent from 1990 to 1991 reflecting the lower sales volumes during the recession. The 4 percent decline from 1991 to 1992 was caused by sluggish construction activity in central and eastern Canada coupled with a decline in the average value of the Canadian dollar. The 1 percent decline from 1992 to 1993 was due to the drop in the value of the Canadian dollar and sales lost from operations divested, partially offset by a 4 percent increase in average cement net sales prices and higher cement and construction materials sales volumes. Net sales increased 5 percent from 1993 to 1994 due to increases in cement and ready-mixed concrete shipments and higher cement prices. Net sales were reduced by the declining value of the Canadian dollar relative to U.S. currency and sales lost from operations divested as discussed in Management's Discussion of Income.

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

In 1990, the Registrant's cement selling price increases in the U.S. and in Canada were generally less than the rate of inflation. In 1991, that pattern continued in the U.S.; however, Canadian selling prices were relatively stable in 1991. In 1992, selling prices in the U.S. decreased 1.4 percent while Canadian selling prices increased 1 percent. In 1993 selling prices in the U.S. increased 6 percent while average Canadian prices were unchanged despite lower volumes and competitive pressures in Ontario. Cement average net sales prices increased 6 percent in 1994 over 1993 mostly due to a 7 percent increase in the U.S. Canadian prices increased 4 percent which included a 7 percent escalation in eastern Canada.

Net cash provided by operations consists primarily of net income (loss), adjusted primarily for depreciation, restructuring adjustments in 1994 and 1993 and, in 1992, the cumulative effect of changes in accounting principles. The Registrant is in a capital-intensive industry and as a result recognizes large amounts of depreciation. The Registrant has used the cash provided by operations primarily to expand its markets and to improve the performance of its plants and other operating equipment.

Capital expenditures and acquisitions totalled $555.7 million over the five years. Significant investments during the period included a variety of cement plant projects to increase production capacity and reduce costs, the installation of supplemental-fuel receiving and handling facilities, the building and purchasing of additional distribution terminals to extend markets and improve existing supply networks, acquisitions of ready-mixed concrete plants and aggregate operations, and modernization of the construction materials mobile equipment fleet.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:




                                                                        Page
                                                                        ----
     Report of Independent Public Accountants                           II-30

     Consolidated Balance Sheets                                        II-31

     Consolidated Statements of Income                                  II-32

     Consolidated Statements of Shareholders' Equity                    II-33

     Consolidated Statements of Cash Flows                              II-34

     Notes to Consolidated Financial Statements                         II-35 through II-57

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge Corporation:

We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above (appearing on pages II-31 through II-56) present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The consolidated schedule II (appearing on page IV-8) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Washington, D.C.
January 26, 1995

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                      December 31
                                                                             ------------------------------
                                                                              1994                  1993
                                                                             ------------------------------
ASSETS
Cash and cash equivalents                                                    $  193,057          $  109,294
Short-term investments                                                           50,500                   -
Receivables, net                                                                257,093             253,207
Inventories                                                                     175,433             186,082
Other current assets                                                             31,052              36,661
                                                                             ------------------------------
Total current assets                                                            707,135             585,244
Property, plant and equipment, net                                              751,880             880,724
Excess of cost over net assets of
  businesses acquired, net                                                       21,926              39,636
Other assets                                                                    170,490             182,123
                                                                             ------------------------------
TOTAL ASSETS                                                                 $1,651,431          $1,687,727
                                                                             ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                       $247,378          $  226,585
Income taxes payable                                                             39,614              28,846
Current portion of long-term debt                                                17,813              14,373
                                                                             ------------------------------
Total current liabilities                                                       304,805             269,804
Long-term debt                                                                  290,668             373,230
Other long-term liabilities                                                     214,504             253,028
                                                                             ------------------------------
Total liabilities                                                               809,977             896,062
                                                                             ------------------------------
Common equity interests

   Common shares ($1.00 par value;
     authorized 110.1 million shares; issued
     59.7 and 55.3 million shares, respectively)                                 59,694              55,290
   Exchangeable shares (no par or stated
     value; authorized 24.3 million shares;
     issued 8.5 and 11.6 million shares, respectively)                           57,805              78,443
Additional paid-in capital                                                      576,054             535,685
Retained earnings                                                               224,908             164,702
Foreign currency translation adjustments                                        (77,007)            (42,455)
                                                                             ------------------------------
Total shareholders' equity                                                      841,454             791,665
                                                                             ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,651,431          $1,687,727
                                                                             ==============================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)



                                                                      Years Ended December 31
                                                         -------------------------------------------------
                                                              1994          1993                 1992
                                                         -------------------------------------------------
NET SALES                                                $1,563,250         $1,494,491         $1,511,231
                                                         ------------------------------------------------
Costs and expenses
     Cost of goods sold                                   1,254,646          1,242,246          1,289,394
     Selling and administrative                             163,371            161,449            184,792
     Interest expense, net                                   28,780             42,732             49,398
     Other (income) expense, net                              3,366             (1,007)             9,060
     Restructuring                                                -             21,600                  -
                                                         ------------------------------------------------
Total costs and expenses                                  1,450,163          1,467,020          1,532,644
                                                         ------------------------------------------------
Pre-tax income (loss)                                       113,087             27,471            (21,413)
Income taxes                                                 32,451             21,574             15,700
                                                         ------------------------------------------------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLES                                   80,636              5,897            (37,113)
Cumulative effect of change in
  accounting principles                                           -                  -            (63,531)
                                                         ------------------------------------------------
NET INCOME (LOSS)                                        $   80,636         $    5,897         $ (100,644)
                                                         ================================================
NET INCOME (LOSS) PER COMMON
  EQUITY SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES - PRIMARY AND
  ASSUMING FULL DILUTION                                 $     1.18         $     0.10         $    (0.63)
Cumulative effect of change in
  accounting principles                                           -                  -              (1.09)
                                                         ------------------------------------------------
NET INCOME (LOSS) PER COMMON
  EQUITY SHARE - PRIMARY AND
  ASSUMING FULL DILUTION                                 $     1.18         $     0.10         $    (1.72)
                                                         ================================================
DIVIDENDS PER COMMON EQUITY SHARE                        $     0.30         $     0.30         $     0.30
                                                         ================================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)




                                                                    Years Ended December 31
                                          ---------------------------------------------------------------------------------
                                                    1994                       1993                         1992
                                          ---------------------------------------------------------------------------------
                                             Amount       Shares        Amount        Shares          Amount       Shares
COMMON EQUITY INTERESTS
   COMMON SHARES
     Balance at January 1                    $ 55,290      55,290      $ 46,605         46,605       $ 45,683        45,683
     Issuance of Common Shares for:
       Dividend reinvestment plans                514         514           168            168            664           664
       Sale of Common Shares                        -           -         6,750          6,750              -             -
       Employee stock purchase plan                44          44            45             45             51            51
     Exchange of Exchangeable Shares            3,163       3,163         1,286          1,286             26            26
     Exercise of stock options                    683         683           436            436            181           181
                                          ---------------------------------------------------------------------------------
     Balance at December 31                  $ 59,694      59,694      $ 55,290         55,290       $ 46,605        46,605
                                          =================================================================================
   EXCHANGEABLE SHARES
       Balance at January 1                  $ 78,443      11,596      $ 85,689         12,767       $ 72,384        10,976
       Issuance of Exchangeable
         Shares for:
         Dividend reinvestment plans              511          26         1,027             64            975            66
         Employee stock purchase plan             234          35           257             38            419            51
         Sale of Exchangeable Shares                -           -             -              -         12,086         1,700
       Exchange of Exchangeable Shares        (21,383)     (3,163)       (8,667)        (1,286)          (175)          (26)
       Exercise of stock options                    -           -           137             13              -             -
                                          ---------------------------------------------------------------------------------
   Balance at December 31                    $ 57,805       8,494      $ 78,443         11,596       $ 85,689        12,767
                                          =================================================================================
ADDITIONAL PAID-IN CAPITAL
   Balance at January 1                      $535,685                  $408,338                      $383,559
   Issuance of Common and/or
     Exchangeable Shares for:
       Dividend reinvestment plans              9,313                     2,877                         8,279
       Sale of Common Shares                        -                   110,869                             -
       Employee stock purchase plan             1,475                     1,073                         1,187
       Sale of Exchangeable Shares                  -                         -                        13,648
   Exchange of Exchangeable Shares             18,220                     7,381                           148
   Exercise of stock options                   11,361                     5,147                         1,517
                                          ---------------------------------------------------------------------------------
Balance at December 31                       $576,054                  $535,685                      $408,338
                                          =================================================================================
RETAINED EARNINGS
   Balance at January 1                      $164,702                  $177,195                      $295,445
   Net income (loss)                           80,636                     5,897                      (100,644)
   Dividends-common equity interests          (20,430)                  (18,390)                      (17,606)
                                          ---------------------------------------------------------------------------------
Balance at December 31                       $224,908                  $164,702                      $177,195
                                          =================================================================================
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
   Balance at January 1                      $(42,455)                 $(17,897)                     $ 44,873
   Translation adjustments                    (34,552)                  (24,558)                      (62,770)
                                          ---------------------------------------------------------------------------------
Balance at December 31                       $(77,007)                 $(42,455)                     $(17,897)
                                          =================================================================================
TOTAL SHAREHOLDERS' EQUITY                   $841,454                  $791,665                      $699,930
                                          =================================================================================



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             Years Ended December 31
                                                              --------------------------------------------------
                                                                  1994                 1993               1992
                                                              --------------------------------------------------
CASH FLOWS FROM OPERATIONS
   Net income (loss)                                          $  80,636            $   5,897          $(100,644)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by operations:
       Depreciation, depletion,
         and amortization                                       103,586              114,970            125,198
       Provision for bad debts                                    5,941                5,735              6,371
       Deferred income taxes                                    (21,967)              (5,676)            (8,729)
       Gain on sale of assets                                   (17,797)             (16,995)           (10,934)
       Cumulative effect of change
         in accounting principles                                     -                    -             63,531
       Restructuring                                            (13,596)              21,600                  -
       Other noncash charges and credits, net                    (1,943)                 757              3,456
       Net change in operating working
         capital (see below)*                                    13,113               28,584             (1,580)
                                                              -------------------------------------------------
NET CASH PROVIDED BY OPERATIONS                                 147,973              154,872             76,669
                                                              -------------------------------------------------
CASH FLOWS FROM INVESTING
   Capital expenditures                                         (95,415)             (58,427)           (54,939)
   Acquisitions                                                  (4,739)             (15,203)            (4,338)
   Short-term investments                                       (50,500)                   -                  -
   Proceeds from property, plant
     and equipment dispositions                                 157,945               68,940             25,140
   Other                                                         11,400                3,933             (3,417)
                                                              -------------------------------------------------
NET CASH PROVIDED BY (USED FOR) INVESTING                        18,691                 (757)           (37,554)
                                                              -------------------------------------------------
CASH FLOWS FROM FINANCING
   Additional long-term borrowings                                    -               23,000             77,519
   Repayment of long-term debt                                  (78,983)            (257,834)          (113,781)
   Issuance of equity securities, net                            13,797              124,713             29,088
   Dividends, net of reinvestments                              (10,092)             (14,317)            (7,688)
                                                              -------------------------------------------------
NET CASH CONSUMED BY FINANCING                                  (75,278)            (124,438)           (14,862)
                                                              -------------------------------------------------
Effect of exchange rate changes                                  (7,623)              (5,041)           (12,350)
                                                              -------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        83,763               24,636             11,903
CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF THE YEAR                                                  109,294               84,658             72,755
                                                              -------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END
   OF THE YEAR                                                $ 193,057            $ 109,294          $  84,658
                                                              =================================================
*ANALYSIS OF CHANGES IN WORKING
   CAPITAL ITEMS
   Receivables, net                                           $ (30,540)           $ (20,166)         $ (16,548)
   Inventories                                                   (4,021)              32,841             10,186
   Other current assets                                          (5,294)              (1,912)            (4,081)
   Accounts payable and accrued liabilities                      40,753               16,798            (10,425)
   Income taxes payable                                          12,215                1,023             19,288
                                                              -------------------------------------------------
NET CHANGE IN OPERATING WORKING CAPITAL                       $  13,113            $  28,584         $   (1,580)
                                                              =================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Together with its subsidiaries, Lafarge Corporation ("the Registrant"), a Maryland corporation, is engaged in the production and sale of cement, ready-mixed concrete, aggregates and other concrete products. The Registrant operates in the U.S. and its major operating subsidiary, Lafarge Canada Inc. ("LCI"), operates in Canada. The Registrant's wholly-owned subsidiary, Systech Environmental Corporation is involved in the conversion of waste into fuels for use in cement kilns. Lafarge Coppee S.A., a French corporation, and certain of its affiliates ("Lafarge Coppee") own a majority of the voting securities of the Registrant.

ACCOUNTING AND FINANCIAL REPORTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Registrant and all of its majority-owned subsidiaries (the "Registrant"), after the elimination of intercompany transactions and balances. Investments in affiliates in which the Registrant has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to the prior-year financial statements to conform to the 1994 presentation.

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

Derivative Financial Instruments

The Registrant utilizes derivative financial instruments ("Derivatives") in order to hedge the impact of adverse changes in interest rates. These Derivatives are not held or issued for trading purposes.

The Registrant is a party to several interest rate swap contracts ("Interest Swaps") requiring the Registrant to make a fixed interest rate payment and to receive a floating interest rate payment from a commercial bank. These Interest Swaps were transacted in order to hedge a portion of the Registrant's floating interest rate borrowings from significant increases in interest rates. The net difference in interest payments is accrued as interest rates change and is recognized over the life of the Interest Swap as a component in the "Interest expense, net" caption in the Consolidated Statements of Income. To the extent that the notional amount of Interest Swaps exceeds the current or projected floating interest rate debt levels, the Registrant records these excess Interest Swaps at market value with the impact included in the "Other (income) expense, net" caption in the Consolidated Statements of Income. Any realized loss resulting from the termination of Interest Swaps, which would have continued to hedge current and projected debt levels, is amortized over the original Interest Swap term. See the "Long-Term Debt" footnote for more information on Interest Swaps.

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

                         Other Postretirement Benefits

SFAS No. 106 requires that the expected cost of retiree health care and life insurance benefits be charged to expense during the years that the employees render service rather than the Registrant's practice, prior to 1992, of recognizing these costs on a cash basis. The January 1, 1992 noncash cumulative charge for the adoption of this standard was $86.1 million, or $1.47 per share, after income taxes of $24.9 million. This charge represents the discounted present value of expected future benefits attributed to employees' service rendered prior to January 1, 1992. The adoption of this accounting principle also reduced 1992 pre-tax income by approximately $6.0 million. The amount of claims paid for these benefits was approximately $6.3 million, $7.2 million, and $5.5 million during 1994, 1993, and 1992, respectively.


                                  Income Taxes

SFAS No. 109 utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. Under this standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The January 1, 1992 noncash cumulative credit recognized as income for the adoption of this standard was $22.6 million, or $.39 per share. The adoption of SFAS No. 109 reduced 1992 pre-tax income from continuing operations by $3.4 million.

                         Other Postemployment Benefits

Effective January 1, 1994 the Registrant adopted SFAS No. 112, "Accounting for Other Postemployment Benefits." SFAS No. 112 requires the accrual of the estimated cost of benefits provided to former or inactive employees after employment but before retirement. These benefits include long-term disability, temporary disability income, medical coverage continuation and COBRA medical coverage continuation. The noncash cumulative charge for the adoption of this standard was charged to other expense and was not material to the Registrant's financial position and operating results.

Cash Equivalents

The Registrant considers liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Because of the short maturity of these investments, their carrying amount approximates fair value.

Short-Term Investments

Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than twelve months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

Inventories

Inventories are valued at lower of cost or market. The majority of the Registrant's U.S. inventories, other than maintenance and operating supplies, are stated at last-in, first-out ("LIFO") cost and all other inventories are valued at average cost.


Property, Plant and Equipment

Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from three years on light mobile equipment to forty years on certain buildings. Land and mineral deposits include depletable raw material reserves on which depletion is recorded using the units-of- production method.

During 1994, the Registrant completed a review of the estimated useful lives of its cement plants. As a result, the Registrant extended the estimated useful lives of certain plants effective July 1, 1994. The effect of this change in estimate reduced depreciation expense and increased pre-tax income for the year ended December 31, 1994 by approximately $2.6 million.

Excess of Cost Over Net Assets of Businesses Acquired

The excess of cost over fair value of net assets of businesses acquired is amortized using the straight-line method over periods not exceeding 40 years. The amortization recorded for 1994, 1993 and 1992 was $4.0 million, $4.3 million and $5.4 million, respectively. Accumulated amortization at December 31, 1994 and 1993 was $35.2 million and $38.2 million, respectively.

Research and Development

The Registrant is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $5.5 million, $6.2 million, and $6.3 million for 1994, 1993, and 1992, respectively.

Interest

Interest of $.7 million was capitalized during 1994. No interest was capitalized during 1993 or 1992. Interest income of $9.4 million, $5.3 million, and $4.5 million, has been applied against interest expense for 1994, 1993, and 1992, respectively.

Net Income Per Common Equity Share

The calculation of net income per common equity share is based on the weighted average number of the Registrant's Common Shares and the Exchangeable Preference Shares of LCI ("Exchangeable Shares") outstanding in each period and the assumed exercise of stock options. The weighted average number of shares and share equivalents outstanding was (in thousands) 68,254, 61,636, and 58,652 in 1994, 1993 and 1992, respectively. The computation of fully diluted earnings per share was antidilutive in 1994, 1993 and 1992.


RESTRUCTURING

In the fourth quarter of 1993, the Registrant recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits, or $.27 per share) to cover the direct costs of restructuring the Registrant's North American business units to increase organizational efficiency. The primary components of the restructuring charge were separation benefits for approximately 350 employees (238 employees separated in 1994), employee relocation costs and early retirement benefits for eligible employees electing early retirement. The charge also included office relocation and lease termination.

During 1994, the Registrant spent $14.7 million (includes $1.1 million of exchange rate impact) on the restructuring and anticipates that the remaining accrual of $6.9 million will substantially be spent in 1995 as the Construction Materials Group completes most of its restructuring.

The restructuring plan entailed the consolidation of 11 regional operating units into six units in the Registrant's two main business lines. This consolidation reduced management layers, eliminated duplicative administrative functions and standardized procedures and information systems. Manufacturing and distribution facilities were not materially affected by the restructuring.


RECEIVABLES

Receivables consist of the following (in thousands):

                                                                              December 31
                                                                    -------------------------------
                                                                        1994                 1993
                                                                    -------------------------------
Trade and note receivables                                          $  276,310           $  269,600
Retainage on long-term contracts                                         9,130                7,679
Allowances                                                             (28,347)             (24,072)
                                                                    -------------------------------
Total receivables, net                                              $  257,093           $  253,207
                                                                    ===============================


INVENTORIES

Inventories consist of the following (in thousands):

                                                                                  December 31
                                                                      ---------------------------------
                                                                         1994                   1993
                                                                      ---------------------------------
Finished products                                                     $  82,324              $  89,700
Work in process                                                           8,427                 10,681
Raw materials and fuel                                                   45,291                 39,668
Maintenance and operating supplies                                       39,391                 46,033
                                                                      --------------------------------
Total inventories                                                     $ 175,433              $ 186,082
                                                                      ================================

Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $56.4 million and $54.8 million at December 31, 1994 and 1993, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $9.1 million and $7.5 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                                  December 31
                                                                      --------------------------------
                                                                          1994                 1993
                                                                      --------------------------------
Land and mineral deposits                                             $  168,552            $  194,265
Buildings, machinery and equipment                                     1,434,320             1,650,884
Construction in progress                                                  54,627                21,434
                                                                      --------------------------------
Property, plant and equipment,
   at cost                                                             1,657,499             1,866,583
Less accumulated depreciation and
   depletion                                                            (905,619)             (985,859)
                                                                      --------------------------------
Total property, plant and equipment, net                              $  751,880            $  880,724
                                                                      ================================


OTHER ASSETS

Other assets consist of the following (in thousands):

                                                                             December 31
                                                                  ----------------------------------
                                                                     1994                   1993
                                                                  ----------------------------------
Long-term receivables                                             $  18,334              $  23,896
Investments in unconsolidated
  companies                                                          36,807                 37,688
Prepaid pension asset                                                75,294                 70,502
Property held for sale                                               22,409                 26,235
Other                                                                17,646                 23,802
                                                                  ---------------------------------
Total other assets                                                $ 170,490              $ 182,123
                                                                  =================================

Property held for sale represents certain permanently closed cement plants and land that are carried at the lower of cost or estimated net realizable value.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                              December 31
                                                                   --------------------------------
                                                                       1994                  1993
                                                                   --------------------------------
Trade accounts payable                                             $  67,166              $  73,164
Accrued payroll expense                                               36,567                 36,558
Accrued interest expense                                               4,996                  5,375
Restructuring                                                          6,902                 21,600
Bank overdrafts                                                       25,532                  7,946
Other accrued expenses                                               106,215                 81,942
                                                                   --------------------------------
Total accounts payable and
  accrued liabilities                                              $ 247,378              $ 226,585
                                                                   ================================


LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                           December 31
                                                                  -----------------------------
                                                                    1994                 1993
                                                                  -----------------------------
Medium-term notes maturing in various amounts
  between 1995 and 2006, bearing interest at
  fixed rates which range from 9.1 percent to
  9.8 percent                                                     $ 176,000           $ 215,000

7% Convertible Debentures maturing in 2013,
  convertible into Common Shares at a conversion
  price of $22.125 per share, with sinking fund
  requirements beginning in 1999                                    100,000             100,000

Long-term bank loan retired in 1994                                    -                 20,000

Tax-exempt bonds maturing in various amounts
  between 1995 and 2011, bearing interest at
  floating rates which range from 5.1 percent
  to 6.8 percent                                                     30,517              37,400

Other                                                                 1,964              15,203
                                                                  -----------------------------
Subtotal                                                            308,481             387,603
Less current portion                                                (17,813)            (14,373)
                                                                  -----------------------------
Total long-term debt                                              $ 290,668           $ 373,230
                                                                  =============================

The fair value of current and long-term debt at December 31, 1994 was approximately $315.4 million compared with $308.5 million included in the Consolidated Balance Sheet. This fair value was estimated based upon quoted market prices or current interest rates offered to the Registrant for debt of the same maturity. The Registrant does not generally refinance its debt obligations prior to maturity.

Annual principal payment requirements on long-term debt for each of the five years in the period ending December 31, 1999 are as follows (in millions):

                        1995    1996    1997    1998    1999    Thereafter
                        --------------------------------------------------
Repayments              $17.8   $20.7   $16.7   $29.7   $28.6      $195.0
                        --------------------------------------------------

Effective September 1, 1994, the Registrant cancelled its existing revolving credit facility and established similar, bilateral revolving credit facilities with nine institutions for total commitments of $150 million, extending through August 31, 1999 at favorable terms compared with the previous facility. At the end of 1994, no amounts were outstanding under the revolving credit facilities. The Registrant is required to pay annual commitment fees of 0.15 percent of the total amount of the facilities. The revolving credit facilities are at market conditions.

The Registrant's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At December 31, 1994, the Registrant was in compliance with these requirements.

As described in the "Accounting and Financial Reporting Policies" footnote, the Registrant is a party to $75 million (notional amount) of Interest Swaps, which require the Registrant to pay an average fixed rate of 8.5 percent in exchange for floating rate receipts for which the average interest rate was 6.2 percent at December 31, 1994. These Interest Swaps are currently active except for a $20 million Interest Swap that is inactive until the period from March 1996 to September 2000. The Registrant's Interest Swaps mature from 1998 to 2000 by $20 million, $25 million and $30 million, respectively.

The differences in swapped interest rates are paid every three to six months pursuant to the Interest Swap contracts. The Registrant is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements but does not anticipate nonperformance by such parties. The net payments under the Interest Swaps are dependent on the level of floating interest rates (LIBOR and commercial paper).

Because the Registrant repaid its liquid, floating interest rate borrowings with the significant cash inflows generated during 1994, a portion of the notional amount of the Registrant's Interest Swaps exceeds the current and projected floating interest rate debt levels. Consequently, several Interest Swaps were terminated at a cost of $1.8 million and a mark-to-market provision of $0.5 million has been provided at December 31, 1994 for several of the active Interest Swaps relative to periods when interest rate swap positions exceed associated borrowings. The mark-to-market provision and the recorded Interest Swap termination costs are included in the "Other (income) expense, net" caption of the Consolidated Statements of Income. Based on interest rates at December 31, 1994, the net termination cost for the Registrant to unwind all of its remaining interest-related Derivatives was approximately $2.1 million which included approximately $0.5 million of previously accrued amounts.


OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

                                                                                   December 31
                                                                         -----------------------------
                                                                           1994                1993
                                                                         -----------------------------
Deferred income taxes                                                    $  68,326          $ 101,395
Minority interests                                                          10,206             13,906
Accrued postretirement benefit cost                                        120,591            120,676
Accrued pension liability                                                   13,037             14,009
Other                                                                        2,344              3,042
                                                                         ----------------------------
Total other long-term liabilities                                        $ 214,504          $ 253,028
                                                                         ============================


COMMON EQUITY INTERESTS

Holders of Exchangeable Shares have voting, dividend and liquidation rights that parallel those of holders of the Registrant's Common Shares. The Exchangeable Shares are exchangeable into the Registrant's Common Shares on a one-for-one basis. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the Registrant's Common Shares. The Registrant has agreed not to pay dividends on its Common Shares without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

At December 31, 1994 the Registrant had reserved for issuance approximately
10.2 million Common Shares to allow for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the Registrant's stock option program (2.5 million), employee stock purchase plan (.7 million), conversion of the Convertible Debentures (4.5 million) and issuances pursuant to the Registrant's optional stock dividend plan (.1 million).

In February 1992, the Registrant sold 1.7 million Exchangeable Shares that it had accumulated through exchange transactions for net proceeds of $25.8 million.

On October 13, 1993, the Registrant sold 6.75 million Common Shares for $18.25 per share with net proceeds of $117.6 million. Lafarge Coppee, the Registrant's majority shareholder, purchased 1.0 million of these shares.

OPTIONAL STOCK DIVIDEND PLAN

The Registrant has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.


STOCK OPTION AND PURCHASE PLANS

Options to purchase the Registrant's Common Shares have been granted to key employees of the Registrant at option prices based on the market price of the securities at the date of grant. One-fourth of the options granted are exercisable at the end of each year following the date of grant. The options expire ten years from the date of grant.

The following table summarizes activity for options related to the Registrant's common equity interests:


                                                   Years Ended December 31
                           ------------------------------------------------------------------------------------
                                    1994                          1993                             1992
                           ------------------------    ---------------------------       ----------------------
                                            Average                        Average                      Average
                                            Option                         Option                       Option
                             Shares         Price           Shares         Price            Shares      Price
                           ------------------------    --------------------------        ----------------------
Balance outstanding
 at beginning
 of year                     2,449,228      $14.79          2,566,828      $14.23         2,407,578      $13.82
Options granted                467,000       24.13            437,500       15.75           526,500       14.28
Options exercised             (684,633)      13.88           (503,725)      12.71          (262,000)       9.99
Options cancelled              (77,875)      15.77            (51,375)      15.43          (105,250)      15.73
                           -----------------------     --------------------------        ----------------------
Balance outstanding
 at end of year              2,153,720      $17.06          2,449,228      $14.79         2,566,828      $14.23
                           -----------------------     --------------------------        ----------------------
Options excerci-
 able at end
 of year                     1,081,720                      1,356,853                     1,459,428
                           =======================     ==========================        ======================

The Registrant has an Employee Stock Purchase Plan that permits substantially all employees to purchase the Registrant's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1994, 79,319 shares were issued to employees under the plan at a share price of $15.19 and in 1993, 83,517 shares were issued at a share price of $15.08. At December 31, 1994 and 1993, $.7 million and $.7 million were subscribed for future share purchases, respectively.


INCOME TAXES

Pre-tax income (loss) is summarized by country in the following table (in thousands):

                                                                 Years Ended December 31
                                                   ------------------------------------------------
                                                     1994                1993               1992
                                                   ------------------------------------------------
United States                                      $ 56,691            $(10,622)           $(55,832)
Canada                                               56,396              38,093              34,419
                                                   ------------------------------------------------
Pre-tax income (loss)                              $113,087            $ 27,471            $(21,413)
                                                   ================================================


The provision for income taxes includes the following components (in thousands):

                                                                 Years Ended December 31
                                                   ------------------------------------------------
                                                      1994               1993               1992
                                                   ------------------------------------------------
Current
     United States                                 $ 21,600            $  1,400           $  1,000
     Canada                                          32,818              25,850             23,429
                                                   -----------------------------------------------
Total current                                        54,418              27,250             24,429
                                                   -----------------------------------------------
Deferred
     United States                                  (15,600)              2,600                  -
     Canada                                          (6,367)             (8,276)            (8,729)
                                                   -----------------------------------------------
Total deferred                                      (21,967)             (5,676)            (8,729)
                                                   -----------------------------------------------
Total income taxes                                 $ 32,451            $ 21,574           $ 15,700
                                                   ===============================================

A reconciliation of taxes at the U.S. federal income tax rate to the Registrant's actual income taxes is as follows (in millions):

                                                                 Years Ended December 31
                                                   ------------------------------------------------
                                                      1994               1993               1992
                                                   ------------------------------------------------
Taxes at the U.S. federal
  income tax rate                                    $ 39.6             $  9.6              $ (7.3)
U.S./Canadian tax rate
  differential                                          1.7                1.2                 1.4
Canadian tax incentives                                (3.2)              (1.9)               (1.7)
State and Canadian
  provincial income taxes,
  net of federal benefit                                5.9                3.3                 2.7
Tax effect of certain operating
  losses and other tax credits,
  primarily U.S.                                      (21.8)              (1.9)               20.3
Other items                                            10.3               11.3                 0.3
                                                   -----------------------------------------------
Provision for income taxes                           $ 32.5             $ 21.6              $ 15.7
                                                   ===============================================

Effective January 1, 1992 the Registrant adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of this accounting change is reported in the Consolidated Statements of Income.

Deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):


                                                                                     December 31
                                                                         -----------------------------
                                                                            1994                1993
                                                                         -----------------------------
Deferred Tax Assets:
   Reserves and other liabilities                                        $ 50,419             $ 53,293
   Other postretirement benefits                                           47,322               46,596
   Tax loss carryforwards                                                   6,857               42,204
   Other credit carryforwards                                              13,970                4,422
                                                                         -----------------------------
Gross deferred tax assets                                                 118,568              146,515
Valuation allowance                                                       (46,276)             (68,121)
                                                                         -----------------------------
Net deferred tax assets                                                    72,292               78,394
                                                                         -----------------------------
Deferred Tax Liabilities:
   Property, plant and equipment                                           91,913              122,605
   Prepaid pension asset                                                   22,615               22,013
   Other                                                                    8,578                9,267
                                                                         -----------------------------
Gross deferred tax liabilities                                            123,106              153,885
                                                                         -----------------------------
Net deferred tax liability                                                 50,814               75,491
Net deferred tax asset-current                                             17,512               25,904
                                                                         -----------------------------
Net deferred tax liability-noncurrent                                    $ 68,326             $101,395
                                                                         =============================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules in SFAS No. 109, will be realized. During 1994 and 1993, the net decrease in the valuation allowance was $21.8 million and $1.9 million, respectively, with the 1994 change resulting primarily from the realization of net operating loss carryforwards and investment tax credits for which a valuation allowance had previously been provided.

At December 31, 1994, the Registrant had net tax operating loss and other tax credit carryforwards of $17.8 million and $14.0 million, respectively. The net operating loss carryforwards are limited to use in varying annual amounts through 2006. The tax credit carryforwards are primarily alternative minimum tax credits that have no expiration date.

At December 31, 1994, cumulative undistributed earnings of LCI were $573.0 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the Registrant considers the undistributed earnings to be permanently invested in Canada. The Registrant's management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is impracticable since it would depend upon a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

The Registrant's U.S. federal tax liability has not been finalized by the Internal Revenue Service for any year subsequent to 1983 due to the existence of tax net operating loss and credit carryforwards into 1994. The Registrant's Canadian federal tax liability for all taxation years through 1989 has been reviewed and finalized by Revenue Canada Taxation except for certain transactions for the tax years 1984 through 1993 that are currently being reviewed.


SEGMENT INFORMATION

The Registrant's single business segment includes the manufacture and sale of cement and ready-mixed concrete, precast and prestressed concrete components, concrete block and pipe, aggregates, asphalt and reinforcing steel. In addition, the Registrant is engaged in road building and other construction utilizing many of its own products, and in waste recovery and disposal utilizing industrial waste as supplemental fuels and raw materials in cement kilns.

Sales between the United States and Canada are accounted for at fair market value. Income from operations equals net sales plus other income less cost of goods sold, selling and administrative expenses and, in 1993, restructuring charges. It excludes interest expense and income taxes. Financial information by country is as follows (in millions):

                                                               Years Ended December 31
                                                   ---------------------------------------------
                                                     1994                1993               1992
                                                   ---------------------------------------------
Net Sales
     Canada                                        $  666.8          $  640.5           $  670.0
     United States                                    896.5             854.0              841.2
                                                   ---------------------------------------------
Total net sales                                    $1,563.3          $1,494.5           $1,511.2
                                                   =============================================

Income (Loss) from Operations
     Canada                                        $   49.9          $   36.7           $   33.5
     United States                                     92.0              33.5               (5.5)
                                                   ---------------------------------------------
Total income from operations                       $  141.9          $   70.2           $   28.0
                                                   =============================================

Identifiable Assets
     Canada                                        $  791.3          $  801.0           $  799.3
     United States                                    860.1             886.7              968.1
                                                   ---------------------------------------------
Total identifiable assets                          $1,651.4          $1,687.7           $1,767.4
                                                   =============================================

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities included the issuance of 540,000, 232,000 and 730,000 common equity shares upon the reinvestment of dividends totalling $10.3, $4.1, and $9.9 million in 1994, 1993 and 1992, respectively.

Cash paid during the year for interest and income taxes is as follows (in thousands):

                                                        Years Ended December 31
                                                   -----------------------------------------------
                                                     1994                1993              1992
                                                   -----------------------------------------------
Interest                                           $ 29,159            $ 44,553          $ 49,934
Income taxes (net of
  refunds)                                         $ 41,779            $ 27,177          $  8,179
                                                   ==============================================

PENSION PLANS

The Registrant has several defined benefit and defined contribution retirement plans covering substantially all employees. Benefits paid under the defined benefit plans are generally based either on years of service and the employee's compensation over the last few years of employment or years of service multiplied by a contractual amount. The Registrant's funding policy is to contribute amounts that are deductible for income tax purposes.

The following table summarizes the consolidated funded status of the Registrant's defined benefit retirement plans and provides a reconciliation to the consolidated prepaid pension asset and accrued pension liability recorded on the Registrant's Consolidated Balance Sheets at December 31, 1994 and 1993 (in millions). For 1994 and 1993, the assumed settlement interest rates were
8.5 and 7.5 percent, respectively, for the Registrant's U.S. plans and 9.0 and
8.0 percent, respectively, for the Canadian plans. For 1994 and 1993, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations in both countries were 5.0 and 4.5 percent, respectively. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was 9.0 percent for each year presented.

                                       December 31, 1994                           December 31, 1993
                                 ----------------------------------------------------------------------------------
                                      Assets Exceed         Accumulated        Assets Exceed          Accumulated
                                       Accumulated            Benefits          Accumulated            Benefits
                                         Benefits          Exceed Assets          Benefits           Exceed Assets
                                 ----------------------------------------------------------------------------------
Actuarial present
  value of:
   Vested benefit
  obligations                               $253.3              $21.9                $ 273.4             $29.0
   Accumulated benefit
  obligations                                256.6               25.1                  278.2              32.3
                                 ==================================================================================

Projected benefit obli-
  gation for service
  rendered to date                          $285.5              $28.5                 $312.8            $ 38.2
Market value of plan
  assets                                     360.8               14.1                  375.5              17.5
                                 ----------------------------------------------------------------------------------
Plan assets in excess
   of (less than) pro-
  jected benefit
  obligations                                 75.3              (14.4)                  62.7             (20.7)
Unrecognized net gain
   (loss) due to past
   experience different
   from assumptions made
   and amortized over
   the average future
   working lifetime
  of those expected to
  receive benefits                            12.0               (0.4)                  23.6               4.3
Unrecognized net assets
  (obligations) at
   transition to
  SFAS No. 87                                (12.0)               1.8                  (15.8)              2.4
                                 ----------------------------------------------------------------------------------
Prepaid pension asset
  (accrued pension
  liability)                                 $75.3             $(13.0)               $  70.5           $ (14.0)
                                 ==================================================================================

Net retirement cost for the years indicated includes the following components (in millions):

                                                        Years Ended December 31
                                           -----------------------------------------------
                                               1994              1993               1992
                                           -----------------------------------------------
Service cost of benefits
  earned during the period                    $11.2            $ 10.5              $  10.4
Interest cost on projected
  benefit obligation                           26.1              26.2                 26.6
Actual gain on plan assets                     (7.5)            (31.7)               (24.6)
Net amortization and deferral                 (26.8)             (3.5)               (11.9)
                                           -----------------------------------------------
Total defined benefit plans cost                3.0               1.5                  0.5
Defined contribution plans cost                 4.2               4.4                  4.7
                                           -----------------------------------------------
Net retirement cost                            $7.2            $  5.9              $   5.2
                                           ===============================================

Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost and contributions to such plans were $3.4 million, $3.5 million and $3.5 million for 1994, 1993 and 1992, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multi-employer plans in which Registrant employees participate.

The defined contribution plans costs in the preceding table relate to thrift savings plans for all eligible U.S. and Canadian employees. Under the provisions of the plans, the Registrant will match a portion of each participant's contribution and, through June 30, 1994 for all eligible U.S. employees, contributed an amount proportionate to each participant's salary.


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

The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Registrant's Consolidated Balance Sheets (in thousands):

                                                                              December 31
                                                                    -------------------------------
                                                                        1994                 1993
                                                                    -------------------------------
Accumulated Postretirement
  Benefit Obligation
   Retirees                                                           $ 69,212            $ 79,854
     Fully eligible active
      participants                                                      13,601              19,657
     Other active participants                                          17,148              26,675
                                                                    ------------------------------
Total accumulated post-
     retirement benefit obligation                                      99,961             126,186
Unrecognized net gain (loss)                                            15,776              (5,510)
Unrecognized prior service cost                                          4,854                   -
                                                                    ------------------------------
Accrued postretirement benefit cost                                   $120,591            $120,676
                                                                    ==============================

Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                Years Ended December 31
                                                         ---------------------------------------------
                                                           1994              1993               1992
                                                         ---------------------------------------------
Service cost of benefits
  earned during the period                               $ 1,687           $ 2,517              $ 2,756
Interest cost on accumulated post-
  retirement benefit obligation                            8,040             9,296                8,740
Net amortization                                            (492)                -                    -
                                                         ----------------------------------------------
Net periodic postretirement
  benefit cost                                           $ 9,235           $11,813              $11,496
                                                         ==============================================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 12.8 percent decreasing to 5.5 percent over 13 years. For post-65 retirees in the U.S., the assumed rate was 8.5 percent decreasing to 5.5 percent over 13 years with a Medicare assumed rate for the same group of 7.7 percent decreasing to 5.5 percent over 13 years. For post-65 retirees in Canada, the assumed rate was
11.1 percent decreasing to 5.5 percent over 13 years. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1994 would be increased by
7.7 percent. The effect of this change on the net periodic postretirement benefit cost for 1994 would be an increase of 11.4 percent.

For 1994 and 1993, the weighted average discount rates used in determining the accumulated postretirement benefit obligations were 8.5 and 7.5 percent, respectively, for U.S. plans and 9.0 and 8.0 percent, respectively, for Canadian plans.


COMMITMENTS AND CONTINGENCIES

The Registrant leases office space and certain equipment. Total rental expenses for 1994, 1993, and 1992 were $11.8 million, $16.7 million, and $19.3 million, respectively.

Future minimum annual rental commitments for all non-cancelable leases are as follows (in thousands):

     1995                            $  8,508
     1996                               7,804
     1997                               5,866
     1998                               5,556
     1999                               5,548
     Thereafter                        19,781
                                     --------
Total                                $ 53,063
                                     ========

During 1989 and 1990, CSX Transportation, Inc., Metro-North Commuter Railroad Company, National Railroad Passenger Corp., Peerless Insurance Company and Massachusetts Bay Transit Authority (the "Railroads") filed actions against Lone Star Industries Inc. and affiliates ("Lone Star") for damages resulting from its fabrication and sale of allegedly defective concrete railroad ties to the Railroads. The Registrant and LCI have been named in third party actions in which Lone Star is claiming indemnity for liability to the Railroads, for damages to its business and for costs and losses suffered as a result of the Registrant and LCI supplying allegedly defective cement used by Lone Star in the fabrication of the railroad ties. The damages claimed totalled approximately $226.5 million. The Registrant denied the allegations and vigorously defended against the lawsuits (the "Lone Star Case"). During September and October 1992, Lone Star entered into agreements with all five plaintiff Railroads settling their claims regarding the Lone Star Case for an amount totalling approximately $66.7 million. These settlements have been submitted to and approved by the United States Bankruptcy Court for the Southern District of New York, which is handling the Lone Star bankruptcy. Lone Star commenced trial in November 1992 in its third party complaint against the Registrant and LCI seeking indemnity for the Railroads' claims in addition to its own claim for business destruction. A jury verdict in this case reached in December 1992 awarded Lone Star $1.2 million as damages. Both Lone Star and the Registrant and LCI have appealed the trial court verdict to the United States Court of Appeals for Fourth Circuit which in April 1994 reversed the verdict, remanded the case to the district court for retrial on damages and liability and reinstated Lone Star's claim under Massachusetts Chapter 93A that prohibits unfair and deceptive trade practice and provides for recovery of double or treble damages and attorneys' fees. The re-trial of this suit began on October 24, 1994 with Lone Star claiming approximately $88.8 million in damages. On November 30, 1994 the jury returned a verdict in favor of the Registrant on the claims of implied warranty, negligence, fraud and indemnification but found in favor of Lone Star on the claim of breach of express warranty in the amount of $8.4 million. On December 20, 1994 the Court entered partial summary judgment in the amount of the verdict plus prejudgment interest of $0.9 million. Lone Star and the Registrant have filed post trial motions contesting the entry of judgment and are awaiting advisement by the Court. In addition, the Court has reserved ruling on Lone Star's Massachusetts Chapter 93A claims. In August 1994 Lone Star commenced a new suit against the Registrant and its affiliate for damages as a result of conduct which parallels that alleged in the Lone Star Case involving approximately 8,000 railroad ties sold to three railroads, a construction company and the U.S. Navy and claiming an amount not less than $11.2 million plus double or treble damages under Massachusetts Chapter 93A and attorneys' fees. Because the case was not filed until August 1994, it was not included in the disposition of the Lone Star Case. The Registrant has answered the complaint and is vigorously defending the case.

In late 1990 Nationwide Mutual Insurance Company ("Nationwide"), one of the Registrant's primary insurers during the period when allegedly defective cement was supplied to Lone Star by the Registrant, filed a complaint for declaratory judgment against the Registrant, several of its affiliates and 11 other liability insurers of the Registrant (the "Coverage Suit"). The complaint seeks a determination of all insurance coverage issues impacting the Registrant in the Lone Star Case. The Registrant has answered the complaint, counter-claimed against Nationwide, cross-claimed against the co-defendant insurers and filed a third party complaint against 36 additional insurers. In December 1991, the Registrant and Nationwide entered into a settlement agreement pursuant to which Nationwide settled its claim in the Coverage Suit and, among other things, paid the Registrant a portion of past due defense expenses in the Lone Star Case, promised to pay its proportion of continuing defense expenses therein and to post the entire remaining aggregate limits of its policies as reserves to be used in the Lone Star Case, if necessary. Virtually all of LCI's Canadian insurers involved in the Coverage Suit filed motions for summary judgment. In January 1993, the court denied all of the insurers' summary judgment motions. In January 1994 the Registrant filed motions for partial summary judgment regarding the insurers' defense obligations and regarding the reasonableness of fees and expenses incurred in the defense of the Lone Star Case. In addition the Registrant filed a motion to strike the designation of several expert witnesses of the insurers. In July 1994 the Court granted the Registrant's first motions, holding that all but one of the Registrant's and its affiliates' primary insurers, including one insurer whose policies are reinsured by a subsidiary of the Registrant, were liable for defense expenses. The Court denied the Registrant's motions with respect to the reasonableness of defense expenses, leaving this for renewal or trial of this issue, and its motion regarding plaintiffs' experts. The Registrant believes that it has substantial insurance coverage that will respond to a large portion of defense expenses and liability, if any, in the Lone Star Case.

Since 1992, a number of owners of buildings located in eastern Ontario, Canada most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. The largest of these cases involves claims by approximately 118 plaintiffs complaining about 80 basement foundations including a 20-unit condominium. Together, these plaintiffs are claiming approximately Cdn. $51.7 million against Bertrand, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. Other owners, owning a total of 23 buildings (of which 21 are residential homes), have instituted similar suits against Bertrand and, based on the information available at this time, these claims total approximately Cdn. $10.3 million. As of the end of January 1995, LCI has been served with third- or fourth-party claims by Bertrand in most of the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective fly ash. Bertrand has recently amended some and intends to amend all of its other claims to allege that the cement supplied by LCI is also defective. LCI has delivered its statements of defense. Discovery has begun but is not yet completed. LCI has denied liability and is defending the lawsuits vigorously. The Registrant believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

The Registrant has been notified by the EPA that it is one of several potentially responsible parties for clean-up costs at waste disposal sites. The ultimate costs related to such matters and the Registrant's degree of responsibility, in some of these matters, is not presently determinable. In addition, the Registrant is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Registrant's consolidated financial statements.


RELATED PARTY TRANSACTIONS

The Registrant is a participant in agreements with Lafarge Coppee for the sharing of certain costs incurred for technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $4.3 million, $4.8 million, and $5.3 million during 1994, 1993 and 1992, respectively. In addition, the Registrant purchases various products from Lafarge Coppee. Such purchases totaled $11.7 million, $6.3 million, and $17.1 million in 1994, 1993, and 1992, respectively. All transactions with Lafarge Coppee were conducted on an arm's length basis.

Lafarge Coppee reinvested a portion of dividends it was entitled to receive on the Registrant's Common Shares during 1994, 1993, and 1992. These reinvestments totaled $9.5 million, $3.0 million, and $8.9 million, respectively.

At year-end, $15 million of the Registrant's 7% Convertible Debentures were held by Lafarge Coppee.

In 1993, Lafarge Coppee purchased 1.0 million Common Shares as part of the Registrant's equity offering of 6.75 million Common Shares. The price paid for
these shares was the price to the public.   (See Common Equity Interests).

QUARTERLY DATA (UNAUDITED)

The following table summarizes financial data by quarter for 1994 and 1993 (in millions, except per share information):


                                             First        Second          Third          Fourth         Total
                                            -----------------------------------------------------------------
1994

Net Sales                                    $208           $423           $528           $404         $1,563
Gross profit (loss)                           (23)            98            144             90            309
Net income (loss)                             (61)            38             72             32             81
Net income (loss) per
  common equity share (a):
     Primary                                (0.92)          0.56           1.06           0.47           1.18
     Fully diluted                          (0.92)          0.55           1.01           0.47           1.18
                                           ==================================================================

                                            First         Second          Third          Fourth(b)      Total
                                            -----------------------------------------------------------------
1993

Net Sales                                   $ 192          $ 394          $ 510          $ 398         $1,494
Gross profit (loss)                           (42)            81            129             84            252
Net income (loss)                             (72)            22             54              2              6
Net income (loss) per
  common equity share (a):
     Primary                                (1.23)          0.37           0.90           0.03           0.10
     Fully diluted                          (1.23)          0.37           0.87           0.03           0.10

                                            =================================================================


(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

(b) Net income for the fourth quarter of 1993 includes nonrecurring restructuring charges of $16.4 million, after tax. Excluding these charges, earnings per share for the fourth quarter and year were $0.28 and $0.36, respectively. See Restructuring.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None

                                   PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" appearing on pages five through eight of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 1995 sets forth certain information with respect to the directors and nominees for election as directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report. Information with respect to directors' and officers' compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Executive Compensation - Compliance with Section 16(a) of the Exchange Act" on page 19 of the Registrant's proxy statement referred to above.





                                    III - 1

Item 11.   EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing on pages eight through 19 of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 1995 sets forth certain information with respect to the compensation of management of the Registrant, and is incorporated herein by reference.





                                    III - 2

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

The sections entitled "Voting Securities", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing on pages one through five and "Election of Directors" appearing on pages five through eight of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 1995 set forth certain information with respect to the ownership of the Registrant's voting securities, and are incorporated herein by reference.





                                    III - 3

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sections entitled "Executive Compensation - Indebtedness of Management" and "Executive Compensation - Transactions with Management and Others" appearing on pages 18 and 19 of the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 1995 set forth certain information with respect to relations of and transactions by management of the Registrant, and are incorporated herein by reference.





                                    III - 4

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this Annual Report:

 1.   Financial Statements

      Consolidated Financial Statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.

 2.   Financial Statement Schedule

                                                            Page Number
                                                            -----------

      Consolidated Supporting Schedule

      II    -  Valuation and Qualifying Accounts                  IV-8

      Schedules I, III, IV and V have been omitted because they are not applicable.

 3.    Exhibits


 3.1   Articles of Amendment and Restatement of the Registrant, filed May 29, 1992 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
       December 31, 1992].

 3.2   By-Laws of the Registrant, (as most recently amended on July 29, 1994).

 4.1   Form of Indenture dated as of October 1, 1989 between the Registrant and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the Registrant [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the
       Securities and Exchange Commission on October 3, 1989].

 4.2   Form of Fixed Rate Medium-Term Note of the Registrant [incorporated by reference to Exhibit 4.2 to the
       Registration Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the
       Securities and Exchange Commission on October 3, 1989].

 4.3   Form of Floating Rate Medium-Term Note of the Registrant [incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Registrant, filed with the
       Securities and Exchange Commission on October 3, 1989].

 4.4   Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the
       Registrant and its consolidated subsidiaries have not been filed.  The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

 9.1   Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust
       Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the
       Registrant, filed with the Securities and Exchange Commission on March 21, 1983].

 9.2   Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to
       Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the Registrant,
       filed with the Securities and Exchange Commission on September 16, 1983].

10.1   Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Registrant, Canada Cement
       Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit
       10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the
       Registrant, filed with the Securities and Exchange Commission on May 5, 1983].  Canada Cement Lafarge
       changed its name on January 1, 1988 to Lafarge Canada Inc.

10.2   Guarantee Agreement dated as of May 1, 1983 between the Registrant and Canada Cement Lafarge
       [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1
       (Registration No. 2-82548) of the Registrant, filed with the Securities and Exchange Commission on May
       5, 1983].

10.3   Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement
       Lafarge, as amended [incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-
       1 (Registration No. 2-82548) of the Registrant, filed with the Securities and Exchange Commission on
       March 21, 1983].

10.4   Director Fee Deferral Plan of the Registrant [incorporated by reference to Exhibit 10.21 to the
       Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant, filed with the
       Securities and Exchange Commission on September 16, 1983].

10.5   1993 Stock Option Plan of the Registrant [incorporated by reference to Exhibit 10.6 to the Annual
       Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1993].

10.6   1983 Stock  Option  Plan of the Registrant, as amended and  restated  May 2, 1989 [incorporated by reference to Exhibit 28 to the Registrant's report on Form 10-Q for the quarter ended June 30, 1989].

10.7   Optional Stock Dividend Plan of the Registrant [incorporated by reference to Exhibit 10.22 to the
       Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

10.8   Description of Bonus Plan of the Registrant [incorporated by reference to Exhibit 10.24 to Amendment
       No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange Commission on November 23, 1983].

10.9   Director Fee Deferral Plan of General Portland, assumed by the Registrant on January 29, 1988
       [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].

10.10  Option Agreement for Common Stock dated as of November 1, 1993 between the Registrant and Lafarge
       Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the
       Registrant for the fiscal year ended December 31, 1993].

10.11  Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to
       Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant,
       filed with the Securities and Exchange Commission on November 23, 1983].

10.12  Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd.
       [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-
       1 (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange Commission on
       November 23, 1983].

10.13  Stock Purchase Agreement dated September 17, 1986 between the Registrant and Lafarge Coppee, S.A.
       [incorporated by reference to Exhibit B to the Registrant's report on Form 10-Q for the quarter ended
       September 30, 1986].

10.14  Promissory Note dated December 11, 1987 of Philip A. Millington [incorporated by reference to Exhibit
       10.32 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31,
       1989].

10.15  Promissory Note dated July 17, 1987 of Bertrand P. Collomb [incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

10.16  Promissory Note dated July 31, 1987 of Thomas W. Tatum [incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

10.17  Promissory Note dated August 4, 1987 of Jean-Pierre Cloiseau [incorporated by reference to Exhibit
       10.66 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31,
       1987].

10.18  Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Registrant relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the
       Registrant for the fiscal year ended December 31, 1988].

10.19  Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Registrant relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit
       10.43 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31,
       1988].

10.20  Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.19 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
       December 31, 1992].

10.21  Description of Nonemployee Director Retirement Plan of the Registrant, effective January 1, 1989
       [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

10.22  Promissory Note dated February 6, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

10.23  Promissory Note dated February 27, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

10.24  Promissory Note dated January 17, 1989 of H. L. Youngblood [incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

10.25  Promissory Note dated September 20, 1990 of John C. Porter [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990].

10.26  Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the Registrant relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit
       10.41 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31,
       1990].

10.27  Form of Revolving Credit Facility Agreements, dated as of September 1, 1994, among the Registrant and nine separate banking institutions.

10.28  Promissory Note dated June 15, 1994 of Edward T. Balfe.

10.29  Promissory Note dated September 1, 1994 of Duncan Gage.

10.30  Promissory Note dated July 9, 1990 of Peter H. Cooke.

10.31  Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.18.

10.32  Memorandum of Understanding dated September 1, 1992 between the Registrant and Lafarge Coppee relating to the reimbursement to the Registrant of a portion of Michel Rose's compensation and expenses
       [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992].

11     Statement regarding computation of net income per common equity share.

22     Subsidiaries of the Registrant.

24     Consent of Arthur Andersen LLP, independent public accountants.


(b)    Reports on Form 8-K.
       -------------------

       No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual
       Report.

                       CONSOLIDATED SUPPORTING SCHEDULE

                     LAFARGE CORPORATION AND SUBSIDIARIES            SCHEDULE II
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1994, 1993 and 1992
                                (In Thousands)





                                                        Additions                 Deductions
                                                        ---------      ----------------------------------
                                      Balance at        Charge to      From Reserve for
                                      Beginning         Cost and       Purposes for Which                           Balance at
Description                           of Year           Expenses       Reserve Was Created    Other (1)             End of Year
------------                          ----------        ---------      -------------------    ---------             -----------
Reserve applicable to
  current receivable

  For doubtful accounts:

        1994                           $  19,084       $   5,941            $  (1,842)       $    (485)              $  22,698

        1993                           $  19,138       $   5,735            $  (5,451)       $    (338)              $  19,084

        1992                           $  20,942       $   6,371            $  (6,432)       $  (1,743)              $  19,138




  For cash and other
    discounts:

        1994                           $   4,988        $ 34,567            $ (33,155)       $    (751)              $   5,649

        1993                           $   5,115        $ 35,733            $ (35,213)       $    (647)              $   4,988

        1992                           $   3,699        $ 34,928            $ (31,444)       $  (2,068)              $   5,115

--------------------------------

(1)      Primarily foreign currency translation adjustments.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAFARGE CORPORATION



                                        By:/s/  JEAN-PIERRE CLOISEAU
                                           ---------------------------------
                                           Jean-Pierre Cloiseau, Executive
                                           Vice President and Chief
                                           Financial Officer


                                        Date:  March 29, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                         Title                              Date
         ---------                         -----                              ----
/s/  MICHEL ROSE                    President and Chief                  March 29, 1995
-----------------------------         Executive Officer
Michel Rose                           and Director


/s/  JEAN-PIERRE CLOISEAU           Executive Vice                       March 29, 1995
-----------------------------         President and
Jean-Pierre Cloiseau                  Chief Financial
                                      Officer


/s/  JOHN C. PORTER                 Vice President                       March 29, 1995
-----------------------------         and Controller
John C. Porter


/s/  BERTRAND P. COLLOMB            Director                             March 29, 1995
-----------------------------
Bertrand P. Collomb


/s/  JOHN D. REDFERN                Director                             March 29, 1995
-----------------------------
John D. Redfern


/s/  THOMAS A. BUELL                Director                             March 29, 1995
-----------------------------
Thomas A. Buell

/s/  MARSHALL A. COHEN              Director                             March 29, 1995
-----------------------------
Marshall A. Cohen


/s/  BERNARD L. KASRIEL             Director                             March 29, 1995
-----------------------------
Bernard L. Kasriel


/s/  JACQUES LEFEVRE                Director                             March 29, 1995
-----------------------------
Jacques Lefevre


/s/  PAUL W. MACAVOY                Director                             March 29, 1995
-----------------------------
Paul W. MacAvoy


/s/  CLAUDINE B. MALONE             Director                             March 29, 1995
-----------------------------
Claudine B. Malone


/s/  ALONZO L. MCDONALD             Director                             March 29, 1995
-----------------------------
Alonzo L. McDonald


/s/  DAVID E. MITCHELL              Director                             March 29, 1995
-----------------------------
David E. Mitchell


/s/  ROBERT W. MURDOCH              Director                             March 29, 1995
-----------------------------
Robert W. Murdoch


/s/  BERTIN F. NADEAU               Director                             March 29, 1995
-----------------------------
Bertin F. Nadeau


/s/  JOHN M. PIECUCH                Director                             March 29, 1995
-----------------------------
John M. Piecuch


/s/  JOE M. RODGERS                 Director                             March 29, 1995
-----------------------------
Joe M. Rodgers


/s/  RONALD D. SOUTHERN             Director                             March 29, 1995
-----------------------------
Ronald D. Southern


/s/  EDWARD H. TUCK                 Director                             March 29, 1995
-----------------------------
Edward H. Tuck

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   ---------------------------------------------------------------------------------                     --------------
  3.1    Articles of Amendment and Restatement of the Registrant, filed May 29, 1992
         [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992].

* 3.2    By-Laws of the Registrant, (as most recently amended on July 29, 1994).

  4.1    Form of Indenture dated as of October 1, 1989 between the Registrant and Citibank,
         N.A., as Trustee, relating to $250 million of debt securities of the Registrant
         [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3
         (Registration No. 33-31333) of the Registrant, filed with the Securities and Exchange
         Commission on October 3, 1989].

  4.2    Form of Fixed Rate Medium-Term Note of the Registrant [incorporated by reference to
         Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333)
         of the Registrant, filed with the Securities and Exchange Commission on October 3, 1989].

  4.3    Form of Floating Rate Medium-Term Note of the Registrant [incorporated by reference to
         Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 33-31333) of
         the Registrant, filed with the Securities and Exchange Commission on October 3, 1989].

  4.4    Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries have not been filed.  The
         Registrant agrees to furnish a copy of such instruments to the Commission upon request.

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   ---------------------------------------------------------------------------------                     --------------
  9.1    Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited,
         Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended
         (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration
         Statement on Form S-1 (Registration No. 2-82548) of the Registrant, filed with the
         Securities and Exchange Commission on March 21, 1983].

  9.2    Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1
         (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange
         Commission on September 16, 1983].


 10.1    Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Registrant,
         Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee
         [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration
         Statement on Form S-1 (Registration No. 2-82548) of the Registrant, filed with the
         Securities and Exchange Commission on May 5, 1983].  Canada Cement Lafarge changed its name on January 1, 1988 to Lafarge Canada Inc.

 10.2    Guarantee Agreement dated as of May 1, 1983 between the Registrant and Canada Cement
         Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the
         Registration Statement of Form S-1 (Registration No. 2-82548) of the Registrant,
         filed with the Securities and Exchange Commission on May 5, 1983].

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   -------------------------------------------------------------------------------------                 --------------
 10.3    Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and
         Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.7 to the
         Registration Statement on Form S-1 (Registration No. 2- 82548) of the Registrant,
         filed with the Securities and Exchange Commission on March 21, 1983].

 10.4    Director Fee Deferral Plan of the Registrant [incorporated by reference to Exhibit
         10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the
         Registrant, filed with the Securities and Exchange Commission on September 16,
         1983].

 10.5    1993 Stock Option Plan of the Registrant [incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
         December 31, 1993].

 10.6    1983 Stock  Option  Plan of the Registrant, as amended and  restated  May 2, 1989
         [incorporated by reference to Exhibit 28 to the Registrant's report on Form 10-Q for the quarter ended June 30, 1989].

 10.7    Optional Stock Dividend Plan of the Registrant [incorporated by reference to Exhibit
         10.22 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

 10.8    Description of Bonus Plan of the Registrant [incorporated by reference to Exhibit
         10.24 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No.
         2-86589) of the Registrant, filed with the Securities and Exchange Commission on
         November 23, 1983].

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   -------------------------------------------------------------------------------------                 --------------
 10.9    Director Fee Deferral Plan of General Portland, assumed by the Registrant on January
         29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form
         10-K filed by General Portland for the fiscal year ended December 31, 1980].

 10.10   Option Agreement for Common Stock dated as of November 1, 1993 between the
         Registrant and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the
         Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
         December 31, 1993].

 10.11   Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to
         Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1
         (Registration No. 2-86589) of the Registrant, filed with the Securities and Exchange
         Commission on November 23, 1983].

 10.12   Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard
         Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Registrant,
         filed with the Securities and Exchange Commission on November 23, 1983].

 10.13   Stock Purchase Agreement dated September 17, 1986 between the Registrant and Lafarge
         Coppee, S.A. [incorporated by reference to Exhibit B to the Registrant's report on
         Form 10-Q for the quarter ended September 30, 1986].

 10.14   Promissory Note dated December 11, 1987 of Philip A. Millington [incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   -------------------------------------------------------------------------------------                 --------------
 10.15   Promissory Note dated July 17, 1987 of Bertrand P. Collomb [incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

 10.16   Promissory Note dated July 31, 1987 of Thomas W. Tatum [incorporated by reference to
         Exhibit 10.65 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

 10.17   Promissory Note dated August 4, 1987 of Jean-Pierre Cloiseau [incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1987].

 10.18   Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the
         Registrant relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit
         10.42 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1988].

 10.19   Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the
         Registrant relating to access to the reputation, logo and trademarks of Lafarge
         Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1988].

 10.20   Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.19
         [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1992].

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   -------------------------------------------------------------------------------------                 --------------
 10.21   Description of Nonemployee Director Retirement Plan of the Registrant, effective
         January 1, 1989 [incorporated by reference to Exhibit 10.40 to the Annual Report on
         Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

 10.22   Promissory Note dated February 6, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

 10.23   Promissory Note dated February 27, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

 10.24   Promissory Note dated January 17, 1989 of H. L. Youngblood [incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1989].

 10.25   Promissory Note dated September 20, 1990 of John C. Porter [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990].

 10.26   Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the
         Registrant relating to expenses for Strategic Planning and Communication techniques
         [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 1990].

*10.27   Form of Revolving Credit Facility Agreements, dated as of September 1, 1994, among the Registrant and nine separate banking institutions.

                               INDEX OF EXHIBITS
                               -----------------

Exhibit                                                                                                         Sequentially
Number                                                                                                         Numbered Pages
------   -------------------------------------------------------------------------------------                 --------------
*10.28   Promissory Note dated June 15, 1994 of Edward T. Balfe.

*10.29   Promissory Note dated September 1, 1994 of Duncan Gage.

*10.30   Promissory Note dated July 9, 1990 of Peter H. Cooke.

*10.31   Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.18.

 10.32   Memorandum of Understanding dated September 1, 1992 between the Registrant and
         Lafarge Coppee relating to the reimbursement to the Registrant of a portion of
         Michel Rose's compensation and expenses [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended
         December 31, 1992].

*11      Statement regarding computation of net income per common equity share.

*22      Subsidiaries of the Registrant.

*24      Consent of Arthur Andersen LLP, independent public accountants.

-------------------------------

*        Filed herewith