Form 10-Q
period 1995-03-31
LAFARGE CORP
filed 1995-05-12
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1995
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------


Commission file number                 0-11936
                       --------------------------------------------------------


                             LAFARGE CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    MARYLAND                            58-1290226
- -------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


      11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA                22091
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)


                                 703-264-3600
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                     Outstanding as of
                       Class                                           April 30, 1995
         ---------------------------------                            -----------------
         Common Stock of Lafarge Corporation
            ($1 par value)                                               59,931,726
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                                8,478,155
                                                                        -----------
         Total Common Equity Interests                                   68,409,881
                                                                        ===========

Number of pages contained in this report      15
                                             ---
Total sequentially numbered pages             15
                                             ---
Exhibit index on page 13.
                      --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1995


                                     INDEX


                                                                                        Page
                                                                                        ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

    a)            Condensed Consolidated Statements
                  of Income (Loss) - Three-Month and
                  Twelve-Month Periods Ended
                  March 31, 1995 and 1994                                                 3

    b)            Condensed Consolidated Balance Sheets -
                  March 31, 1995, March 31, 1994, and
                  December 31, 1994                                                       4

    c)            Condensed Consolidated Statements of
                  Cash Flows - Three-Month and Twelve-Month
                  Periods Ended March 31, 1995 and 1994                                   5

    d)            Condensed Consolidated Geographic Information -
                  Three-Month and Twelve-Month Periods
                  Ended March 31, 1995 and 1994                                           6

    e)            Notes to Condensed Consolidated Financial Statements                    7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      12

Item 4.           Submission of Matters to a Vote of Security Holders                    12

Item 6(a).        Exhibits                                                               13

Item 6(b).        Reports on Form 8-K                                                    13

SIGNATURE                                                                                14

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Loss)
             (Unaudited and in thousands, except per share amounts)



                                                                         Three Months                        Twelve Months
                                                                        Ended March 31                       Ended March 31
                                                                -----------------------------        ------------------------------
                                                                   1995               1994               1995               1994
                                                                ----------         ----------        ----------          ----------
NET SALES                                                       $  196,789         $  207,772        $1,552,267          $1,510,440
                                                                ----------         ----------        ----------          ----------

COST AND EXPENSES

Cost of goods sold                                                 212,703            231,021         1,236,328           1,239,679
Selling and administrative                                          35,480             39,069           159,782             160,634
Interest expense, net                                                3,032              8,067            23,745              40,260
Other expense (income), net                                         (4,580)             3,456            (4,670)              6,033
Restructuring                                                            -                  -                 -              21,600
                                                                ----------         ----------        ----------          ----------
Total costs and expenses                                           246,635            281,613         1,415,185           1,468,206
                                                                ----------         ----------        ----------          ----------

Pre-tax income (loss)                                              (49,846)           (73,841)          137,082              42,234
Income tax benefit (expense)                                         7,793             11,982           (36,640)            (25,347)
                                                                ----------         ----------        ----------          ----------
NET INCOME (LOSS)                                               $  (42,053)        $  (61,859)       $  100,442          $   16,887
                                                                ==========         ==========        ==========          ==========


NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-PRIMARY AND ASSUMING
  FULL DILUTION                                                 $     (.62)        $     (.92)       $     1.47          $      .26
                                                                ==========         ==========        ==========          ==========

DIVIDENDS PER COMMON EQUITY SHARE                               $     .075         $     .075        $     .300          $     .300
                                                                ==========         ==========        ==========          ==========

Average number of common equity
  shares outstanding                                                68,251             67,346            68,379              63,730
                                                                ==========         ==========        ==========          ==========




See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands)



                                                                            March 31              March 31               December 31
                                                                              1995                  1994                    1994
                                                                          ------------          ------------             -----------
ASSETS

Cash and cash equivalents                                                  $  160,766             $  107,978             $  193,057
Short-term investments                                                         54,248                      -                 50,500
Receivables, net                                                              174,619                185,887                257,093
Inventories                                                                   191,467                203,261                175,433
Other current assets                                                           30,393                 39,178                 31,052
                                                                          -----------            -----------            -----------
Total current assets                                                          611,493                536,304                707,135

Property, plant and equipment, net                                            752,754                854,957                751,880
Excess of cost over net assets
  of businesses acquired, net                                                  21,205                 38,553                 21,926
Other assets                                                                  173,843                163,079                170,490
                                                                          -----------            -----------            -----------
TOTAL ASSETS                                                               $1,559,295             $1,592,893             $1,651,431
                                                                          ===========            ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                   $  217,967             $  215,173             $  247,378
Income taxes payable                                                           26,441                 14,347                 39,614
Current portion of long-term debt                                              16,729                 19,140                 17,813
                                                                          -----------            -----------            -----------
Total current liabilities                                                     261,137                248,660                304,805

Long-term debt                                                                285,392                398,916                290,668
Deferred income tax                                                            69,218                 97,735                 68,326
Other postretirement benefits                                                 121,448                121,361                120,591
Other long-term liabilities                                                    23,346                 16,285                 25,587
                                                                          -----------            -----------            -----------
Total liabilities                                                             760,541                882,957                809,977
                                                                          -----------            -----------            -----------
Common equity interests
  Common shares                                                                59,902                 58,642                 59,694
  Exchangeable shares                                                          57,780                 60,805                 57,805
Additional paid-in-capital                                                    579,026                560,863                576,054
Retained earnings                                                             177,713                 97,758                224,908
Foreign currency translation adjustments                                      (75,667)               (68,132)               (77,007)
                                                                          -----------            -----------            -----------
Total shareholders' equity                                                    798,754                709,936                841,454
                                                                          -----------            -----------            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,559,295             $1,592,893             $1,651,431
                                                                          ===========            ===========            ===========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


                                                                         Three Months                          Twelve Months
                                                                        Ended March 31                         Ended March 31
                                                               -----------------------------          -----------------------------
                                                                  1995               1994                1995               1994
                                                               ----------         ----------          ----------         ----------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                              $ (42,053)         $ (61,859)         $ 100,442           $  16,887
Adjustments to reconcile net
  income (loss) to net cash
  provided by operations:
    Depreciation, depletion and
      amortization                                                23,071             27,945             98,712             113,497
    Provision for doubtful accounts                                  609                906              5,644               5,385
    Gain on sale of assets                                        (9,525)            (2,455)           (24,867)             (9,070)
    Other postretirement benefits                                    822              1,293              3,020               4,628
    Restructuring                                                 (1,670)            (2,557)           (12,709)             19,043
    Other non-cash charges and
      credits, net                                                (2,008)              (537)           (28,872)             (8,479)
    Changes in working capital                                    22,023             16,486             18,650               3,172
                                                              ----------         ----------         ----------          ----------
Net cash provided (consumed)
   by operations:                                                 (8,731)           (20,778)           160,020             145,063
                                                              ----------         ----------         ----------          ----------
CASH FLOWS INVESTED
  Capital expenditures                                           (27,619)           (18,934)          (104,100)            (63,217)
  Acquisitions                                                      (972)              (361)            (5,350)            (14,973)
  Short-term investments                                          (3,748)                 -            (54,248)                  -
  Proceeds from property, plant &
    equipment dispositions                                        17,547              5,137            170,355              28,841
  Other                                                             (709)             1,537              9,154                (984)
                                                              ----------         ----------         ----------          ----------
Net cash returned (invested)                                     (15,501)           (12,621)            15,811             (50,333)
                                                              ----------         ----------         ----------          ----------
CASH FLOWS FROM FINANCING

  Net increase (decrease) in
    long-term borrowings                                          (6,363)            30,566           (115,912)           (176,597)
  Issuance of equity securities                                       37              9,244              4,590             133,276
  Dividends, net of reinvestments                                 (2,024)            (3,437)            (8,679)            (13,640)
                                                              ----------         ----------         ----------          ----------
Net cash provided (consumed)
   by financing                                                   (8,350)            36,373           (120,001)            (56,961)
                                                              ----------         ----------         ----------          ----------
Effect of exchange rate changes                                      291             (4,290)            (3,042)            (10,152)
                                                              ----------         ----------         ----------          ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          (32,291)            (1,316)            52,788              27,617
CASH AND CASH EQUIVALENTS AT THE
   BEGINNING OF THE PERIOD                                       193,057            109,294            107,978              80,361
                                                              ----------         ----------         ----------          ----------
CASH AND CASH EQUIVALENTS AT THE END
   OF THE PERIOD                                               $ 160,766          $ 107,978          $ 160,766           $ 107,978
                                                              ==========         ==========         ==========          ==========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)



                                                                      Three Months                           Twelve Months
                                                                     Ended March 31                          Ended March 31
                                                            ------------------------------          -------------------------------
                                                               1995                1994                1995                 1994
                                                            ----------          ----------          ----------           ----------
NET SALES

Canada                                                      $   83,169          $   77,683          $  672,230           $  644,153
United States                                                  113,620             130,089             880,037              866,287
                                                            ----------          ----------          ----------           ----------
TOTAL NET SALES                                             $  196,789          $  207,772          $1,552,267           $1,510,440
                                                            ==========          ==========          ==========           ==========



INCOME (LOSS) FROM OPERATIONS

Canada                                                      $  (25,895)         $  (33,331)         $   57,291           $   39,554
United States                                                  (20,919)            (32,443)            103,536               42,940
                                                            ----------          ----------          ----------           ----------

TOTAL INCOME (LOSS) FROM
   OPERATIONS                                                  (46,814)            (65,774)            160,827               82,494
Interest expense, net                                           (3,032)             (8,067)            (23,745)             (40,260)

                                                            ----------          ----------          ----------           ----------

PRE-TAX INCOME (LOSS)                                       $  (49,846)         $  (73,841)         $  137,082           $   42,234
                                                            ==========          ==========          ==========           ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements


1. The Registrant is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt and aggregates. The Registrant operates in the U.S. and, through its major operating subsidiary Lafarge Canada Inc. ("LCI"), in Canada. The Registrant's wholly-owned subsidiary, Systech Environmental Corporation, is engaged in waste recovery and disposal utilizing industrial wastes as supplemental fuels in cement kilns. Lafarge Coppee S.A., a French corporation, and certain of its affiliates own a majority of the Registrant's outstanding voting securities.

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Registrant believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Registrant's 1994 Annual Report on Form 10-K.

3. Because of seasonal, weather-related conditions in several of the Registrant's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At March 31, 1995 and 1994, and at December 31, 1994, inventories consisted of the following (in thousands):

                                            March 31            March 31            December 31
                                              1995                1994                 1994
                                          ------------        ------------          -----------
      Finished products                      $  87,559           $  93,934            $  82,324
      Work in process                           23,688              29,406                8,427
      Raw materials and fuel                    41,320              36,336               45,291
      Maintenance and operating
        supplies                                38,900              43,585               39,391
                                            ----------          ----------           ----------
      Total inventories                      $ 191,467           $ 203,261            $ 175,433
                                            ==========          ==========           ==========

5. Cash paid (received) during the period for interest and taxes is as follows (in thousands):

                                                 Three Months                            Twelve Months
                                                Ended March 31                          Ended March 31
                                         ----------------------------             ----------------------------
                                           1995                1994                 1995                1994
                                         --------            --------             --------            --------
      Interest, net                      $ (1,607)           $  3,830             $ 23,799            $ 41,782
      Income taxes
       (net of refunds)                     3,646               2,335               44,100              26,180


6. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments) necessary to present fairly the Registrant's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented.

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

The seasonal pattern was again evident during the three-months ended March 31, 1995 when the Registrant incurred a net loss of $42.1 million, or $0.62 per common equity share. This compares with a net loss of $61.9, or $0.92 per common equity share, for the first quarter of 1994. Higher cement shipments, an increase in cement prices (primarily in the U.S.), higher divestment gains and lower interest expense were the main factors behind the improved results. The Registrant's Canadian operations reported a net loss of $14.1 million, an improvement of $3.1 million over 1994. The U.S. net loss was $28.0 million, $16.7 million better than 1994.

The Registrant's net sales for the three-months ended March 31, 1995 were $196.8 million as compared to $207.8 million in 1994, a decrease of 5 percent. However, after adjusting for the absence of sales from the Registrant's 1994 divestments in the U.S., net sales from continuing operations were up 17 percent. The improvement was primarily due to higher cement sales volumes resulting from favorable weather conditions and a 5 percent increase in cement sales prices in the U.S., where three-quarters of the Registrant's cement is sold. Canadian net sales were $83.2 million, an increase of 7 percent from last year. U.S. net sales decreased 13 percent to $113.6 million due to the 1994 divestments. After adjusting for the impact of divestments, cement sales volumes and aggregate shipments were 14 percent and 16 percent higher respectively, while ready-mixed concrete shipments declined 2 percent.

The first quarter loss from the Registrant's cement operations was $22.0 million, $8.0 million better than last year. Results were better due to higher sales volumes and prices somewhat offset by higher plant costs. Net sales increased 9 percent, whereas net sales from continuing operations were up 22 percent. In Canada, the loss was $5.5 million. This was $3.7 million better than last year. Net sales and cement shipments were approximately 10 percent higher in Canada reflecting the ongoing recovery of construction activity in Ontario. Excluding the exchange rate fluctuation, the average net sales price in Canada was 1 percent higher than a year ago. Plants costs were higher than 1994 due to accelerated repair costs, start-up of second kilns at the Woodstock and Brookfield plants and the production of specialty cement for the fixed link bridge project. These higher costs were partially offset by lower gas costs at the Exshaw plant. The U.S. loss in the first quarter was $16.5 million. This was $4.3 million better than 1994 due to higher sales volumes from continuing operations and an increase in average net sales prices partially offset by higher plant costs. Plant costs were higher mainly because of higher purchased material costs at Alpena for the new raw materials project, higher fuel and maintenance costs at Fredonia and more extensive refractory replacement at Davenport. Aided by a 5 percent increase in the average net sales price per ton, net sales were 9 percent higher than 1994 whereas, after adjusting for the impact of divestments, net sales and cement shipments from continuing operations were 28 percent and 16 percent higher, respectively.

The Registrant's construction materials and waste management operations lost $22.9 million through March, $3.6 million better than 1994. Net sales declined 22 percent from 1994; however, after adjusting for the absence of sales from 1994 divestments in the U.S., revenues were 5 percent higher. The Canadian loss was $17.6 million, $3.6 million better than last year. Ready-mixed concrete margins improved in British Columbia despite lower volumes and concrete product margins in eastern Canada were up due to higher pressure pipe and concrete pipe sales. Net sales were 5 percent higher than 1994. Ready-mixed concrete volumes were 5 percent lower but aggregate volumes were 9 percent higher. In the U.S., the loss through March was $5.3 million, the same as last year. Due to divestments, net sales declined 47 percent; however, after adjusting for 1994 divestments, net sales climbed 3 percent. Ready-mixed concrete and aggregate shipments from continuing operations increased 2 percent and 30 percent, respectively.

Through March, selling and administrative expenses were $3.6 million lower than the same period last year. The reduction resulted primarily from divestments and staff reductions related to restructuring.

Interest expense, net in the first quarter was $5.0 million lower than 1994 due to lower average net indebtedness levels and the impact of higher interest rates on investments. Other income, net for the quarter was $4.6 million as compared with net expense of $3.5 million in 1994. The improvement resulted mostly from gains on the sale of non strategic assets.

For each of the three-month periods ended March 31, 1995 and 1994 the Registrant recorded an income tax benefit as a result of the seasonal loss from its Canadian operations. No tax benefit was recorded for the U.S. loss. The Canadian effective income tax rate was 40.6 percent for the first quarter of 1995 compared with 43.3 percent for the same period last year. Certain elements of the Canadian income tax provision are fixed in amount. The decrease in the effective rate was caused by a lower percentage of these fixed amounts relative to the estimated operating results for the year.

The Registrant's net income for the twelve-month period ended March 31, 1995 was $100.4 million compared to $16.9 for the same period ended March 31, 1994. Net sales increased from $1,510.4 million to $1,552.3 million. Canadian net sales increased 4 percent while U.S. sales were 2 percent higher. The sales lost from 1994 divestments were more than offset by an increase in cement net sales prices, cement shipments and ready-mixed concrete shipments. Interest expense, net declined by $16.5 million due to lower average net indebtedness levels, higher interest rates on investments and currency exchange gains on U.S. dollar denominated investments in Canada. Other income, net was $4.7 million as compared to expense of $6.0 million. The improvement resulted primarily from gains on the sale of non strategic assets partly offset by interest rate swap expenses. Earnings also improved from the absence of a one-time pre-tax restructuring charge of $21.6 million.

Net cash consumed from operating activities was lower during the first quarter of 1995 compared with the first three months of 1994 primarily as a result of a lower net loss. First quarter net investment cash flows were comparable to last year with higher 1995 spending offset by increased divestments. The 1995 divestment proceeds resulted mainly from the sale of the Registrant's interest in a Texas aggregate operation. Due to substantial cash levels during 1995, the Registrant has not incurred seasonal short-term borrowings as in prior years. This accounted for the significant first quarter change in financing cash flows from 1995 and 1994. The equity issuances during 1994 were primarily attributable to stock option exercises.

For the twelve-month period ended March 31, 1995, net cash provided from operating activities improved over the same period in 1994 primarily as a result of higher net income and a larger decrease in working capital partially offset by other noncash adjustments to net income. Cash flows returned and invested for the twelve-month periods ended March 31, 1995 and 1994 were $15.8 million and $50.3 million, respectively. The Registrant's capital spending and acquisitions in 1995 were $31.3 million higher than 1994. Proceeds from property, plant and equipment dispositions were $141.5 million higher due to the divestment of various non strategic assets. Net cash consumed by financing activities for the twelve-month periods in 1995 and 1994 consisted mainly of debt reduction. The reduction of debt in 1995 resulted mostly from proceeds received upon the divestment of non strategic assets, whereas the 1994 reduction was from net proceeds received from the sale of common shares in October 1993.

Capital investments are not expected to exceed $200.0 million in 1995. At March 31, 1995, the Registrant had no material capital commitments and had $150.0 million of committed bank lines of credit of which none had been drawn.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On May 3, 1995, Lone Star Industries, Inc. filed its Notice of Appeal in the United States District Court for the district of Maryland, stating that it was appealing to the U.S. Court of Appeals for the Fourth Circuit the partial judgment entered in the Lone Star case on December 20, 1994 in which it was awarded $8.4 million as damages for breach of express warranty and $.9 million for prejudgment interest and from so much of the district court's final judgment of April 3, 1995 as denied Lone Star's motion for a new trial as to damages and its claim made pursuant to Chapter 93A of the Massachusetts Unfair Trade Practices statute. The Registrant anticipates filing a cross appeal in this action seeking, among other things, to apply the defense of statute of limitations to Lone Star's damage award.

With respect to alleged excess opacity emissions at the Registrant's Joppa, Illinois plant, the Registrant believes that it has reached a settlement with the Illinois EPA which will involve the Registrant's payment of a penalty in the amount of $100,000. This resolution is in the process of being documented in a formal agreement.


Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on May 2, 1995. A total of 68,374,670 shares were entitled to be voted. At the meeting, shareholders elected the 17 nominees for the Board of Directors identified below:

Director Elected              Votes For               Votes Withheld
- ----------------              ---------               --------------
Thomas A. Buell               53,783,419                  25,032
Marshall A. Cohen             53,781,345                  27,106
Bertrand P. Collomb           53,753,614                  54,837
Bernard L. Kasriel            53,750,719                  57,732
Jacques Lefevre               53,752,051                  56,400
Paul W. MacAvoy               53,783,819                  24,632
Claudine B. Malone            53,779,919                  28,532
Alonzo L. McDonald            53,779,704                  28,747
David E. Mitchell             53,779,893                  28,558
Robert W. Murdoch             53,753,158                  55,293
Bertin F. Nadeau              53,779,814                  28,637
John M. Piecuch               53,753,199                  55,252
John D. Redfern               53,757,475                  50,976
Joe M. Rodgers                53,783,184                  25,267
Michel Rose                   53,753,331                  55,120
Ronald D. Southern            53,781,919                  26,532
Edward H. Tuck                53,777,109                  31,342

The shareholders approved certain amendments to the Registrant's 1993 Stock Option Plan including provisions for the automatic grant of options to nonemployee directors.


Votes For             Votes Against                    Abstentions         Broker Non-Votes
- ---------             -------------                    -----------         ----------------
52,540,876              1,141,657                        125,918                  -0-


The shareholders ratified the appointment of Arthur Andersen LLP as auditors to audit the financial statements of the Registrant for the year ending December 31, 1995, with voting as follows:


Votes For             Votes Against                    Abstentions         Broker Non-Votes
- ---------             -------------                    -----------         ----------------
53,783,649               14,396                          10,406                    -0-


Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits                                                 Page

            Exhibit 11 - Statement regarding computation
            of net income (loss) per common equity share.           15


  (b)     Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the three-months ended March 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LAFARGE CORPORATION





Date:  May 12, 1995               By: JEAN-PIERRE CLOISEAU
       ------------                   --------------------
                                      Jean-Pierre Cloiseau
                                      Executive Vice President
                                      and Chief Financial Officer