Form 10-Q
period 1995-06-30
LAFARGE CORP
filed 1995-08-11
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1995
                               ----------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number                 0-11936
                       ------------------------------------------------------

                              LAFARGE CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MARYLAND                            58-1290226
- -----------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA                22091
- -----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 703-264-3600
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                       Outstanding as of
                       Class                                             July 31, 1995
         ---------------------------------                            -----------------
         Common Stock of Lafarge Corporation
         ($1 par value)                                                   60,246,922
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                                 8,503,150
                                                                         -----------
         Total Common Equity Interests                                    68,750,072
                                                                         ===========

Number of pages contained in this report      17
                                             ----
Total sequentially numbered pages             17
                                             ----
Exhibit index on page 14.
                      --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1995


                                     INDEX


                                                                                                 Page
                                                                                                 ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

   a)              Condensed Consolidated Statements of Income                                      3
                   (Loss) - Three-Month, Six-Month and
                   Twelve-Month Periods Ended
                   June 30, 1995 and 1994

   b)              Condensed Consolidated Balance Sheets -                                          4
                   June 30, 1995, June 30, 1994, and
                   December 31, 1994

   c)              Condensed Consolidated Statements of                                             5
                   Cash Flows - Six-Month and Twelve-Month
                   Periods Ended June 30, 1995 and 1994

   d)              Condensed Consolidated Geographic                                                6
                   Information - Three-Month, Six-Month and
                   Twelve-Month Periods Ended
                   June 30, 1995 and 1994

   e)              Notes to Condensed Consolidated                                                  7
                   Financial Statements

Item 2.            Management's Discussion and Analysis                                             9
                   of Financial Condition and Results of
                   Operations

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                               13

Item 6(a).         Exhibits                                                                        14

Item 6(b).         Reports on Form 8-K                                                             14

SIGNATURE                                                                                          15

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                      LAFARGE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Loss)
             (Unaudited and in thousands, except per share amounts)


                                          Three Months                Six Months                Twelve Months
                                          Ended June 30              Ended June 30              Ended June 30
                                     -----------------------    -----------------------    -----------------------
                                        1995         1994          1995         1994          1995         1994
                                     ----------   ----------    ----------   ----------    ----------   ----------
NET SALES                            $  396,020   $  423,375    $  592,809   $  631,147    $1,524,912   $1,539,390
                                     ----------   ----------    ----------   ----------    ----------   ----------
COST AND EXPENSES

Cost of goods sold                      293,332      325,565       506,035      556,586     1,204,095    1,251,391
Selling and administrative               36,416       40,217        71,896       79,286       155,981      159,957
Interest expense, net                     5,396        8,750         8,428       16,817        20,391       37,405
Other expense (income), net               2,007        3,660        (2,573)       7,116        (6,323)      10,512
Restructuring                                 -            -             -            -             -       21,600
                                     ----------   ----------    ----------   ----------    ----------   ----------
Total costs and expenses                337,151      378,192       583,786      659,805     1,374,144    1,480,865
                                     ----------   ----------    ----------   ----------    ----------   ----------

Pre-tax income (loss)                    58,869       45,183         9,023      (28,658)      150,768       58,525
Income tax benefit (expense)             (9,151)      (7,054)       (1,358)       4,928       (38,737)     (25,751)
                                     ----------   ----------    ----------    ---------    ----------   ----------
NET INCOME (LOSS)                    $   49,718   $   38,129    $    7,665    $ (23,730)   $  112,031   $   32,774
                                     ==========   ==========    ==========    =========    ==========   ==========

NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-PRIMARY                      $      .72   $      .56    $      .11    $    (.35)   $     1.64   $      .50
                                     ==========   ==========    ==========    =========    ==========   ==========
NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-ASSUMING FULL DILUTION       $      .70   $      .55    $      .11    $    (.35)   $     1.63   $      .50
                                     ==========   ==========    ==========    =========    ==========   ==========
DIVIDENDS PER COMMON EQUITY SHARE    $     .100   $     .075    $     .175    $    .150    $     .325   $     .300
                                     ==========   ==========    ==========    =========    ==========   ==========
Average number of common equity
  shares outstanding                     68,878       68,160        68,667       67,503        68,483       65,716
                                     ==========   ==========    ==========    =========    ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands)

                                                      June 30           June 30         December 31
                                                       1995              1994              1994
                                                    ----------        ----------        -----------
ASSETS

Cash and cash equivalents                           $   94,444        $   49,948        $  193,057
Short-term investments                                       -                 -            50,500
Receivables, net                                       297,196           310,634           257,093
Inventories                                            205,675           190,142           175,433
Other current assets                                    33,093            45,501            31,052
                                                    ----------        ----------        ----------
Total current assets                                   630,408           596,225           707,135

Property, plant and equipment, net                     782,877           851,236           751,880
Excess of cost over net assets of
  businesses acquired, net                              20,671            38,391            21,926
Other assets                                           183,705           163,940           170,490
                                                    ----------        ----------        ----------
TOTAL ASSETS                                        $1,617,661        $1,649,792        $1,651,431
                                                    ==========        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities            $  231,150        $  222,877        $  247,378
Income taxes payable                                     5,505            14,536            39,614
Current portion of long-term debt                        8,709            26,945            17,813
                                                    ----------        ----------        ----------
Total current liabilities                              245,364           264,358           304,805

Long-term debt                                         293,040           406,700           290,668
Deferred income tax                                     72,619            94,344            68,326
Other postretirement benefits                          122,634           122,654           120,591
Other long-term liabilities                             24,563            16,523            25,587
                                                    ----------        ----------        ----------
Total liabilities                                      758,220           904,579           809,977
                                                    ----------        ----------        ----------
Common equity interests
  Common shares                                         60,199            59,154            59,694
  Exchangeable shares                                   58,100            58,315            57,805
Additional paid-in-capital                             584,207           565,486           576,054
Retained earnings                                      220,553           130,518           224,908
Foreign currency translation adjustments               (63,618)          (68,260)          (77,007)
                                                    ----------        ----------        ----------
Total shareholders' equity                             859,441           745,213           841,454
                                                    ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,617,661        $1,649,792        $1,651,431
                                                    ==========        ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


                                                     Six Months                 Twelve Months
                                                    Ended June 30               Ended June 30
                                               -----------------------    ------------------------
                                                  1995         1994          1995         1994
                                               ----------   ----------    ----------    ----------
CASH FLOWS FROM OPERATIONS

Net income (loss)                              $    7,665   $  (23,730)   $  112,031    $   32,774
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
    Depreciation, depletion and amortization       46,884       55,853        94,617       112,497
    Provision for doubtful accounts                 1,336        2,551         4,726         5,524
    Gain on sale of assets                         (9,876)      (3,837)      (23,836)       (8,329)
    Other postretirement benefits                   1,721        2,580         2,632         4,673
    Restructuring                                  (3,030)      (7,731)       (8,895)       13,869
    Other non-cash charges and credits, net        (6,960)      (8,976)      (25,385)      (15,634)
    Changes in working capital                   (116,791)     (87,217)      (16,461)        1,882
                                               ----------   ----------    ----------    ----------
Net cash provided (consumed) by operations        (79,051)     (70,507)      139,429       147,256
                                               ----------   ----------    ----------    ----------
CASH FLOWS INVESTED
  Capital expenditures                            (61,104)     (45,411)     (111,108)      (69,742)
  Acquisitions                                    (23,449)      (2,131)      (26,057)      (16,590)
  Short-term investments                           50,500            -             -             -
  Proceeds from property, plant & equipment
    dispositions                                   24,458       12,315       170,088        31,413
  Other                                            (3,519)       1,772         6,109         3,025
                                               ----------   ----------    ----------    ----------
Net cash returned (invested)                      (13,114)     (33,455)       39,032       (51,894)
                                               ----------   ----------    ----------    ----------
CASH FLOWS FROM FINANCING
  Net increase (decrease) in long-term
    borrowings                                     (6,760)      46,146      (131,889)     (192,935)
  Issuance of equity securities                     1,617        9,317         6,097       132,857
  Dividends, net of reinvestments                  (4,684)      (6,234)       (8,542)      (12,298)
                                               ----------   ----------    ----------    ----------
Net cash provided (consumed) by financing          (9,827)      49,229      (134,334)      (72,376)
                                               ----------   ----------    ----------    ----------
Effect of exchange rate changes                     3,379       (4,613)          369        (8,738)
                                               ----------   ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (98,613)     (59,346)       44,496        14,248
CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                         193,057      109,294        49,948        35,700
                                               ----------   ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT THE
  END OF THE PERIOD                            $   94,444   $   49,948    $   94,444    $   49,948
                                               ==========   ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)


                                          Three Months                Six Months               Twelve Months
                                          Ended June 30              Ended June 30             Ended June 30
                                     -----------------------    -----------------------    -----------------------
                                        1995         1994          1995         1994         1995         1994
                                     ----------   ----------    ----------   ----------    ----------   ----------
NET SALES

Canada                               $  170,190   $  164,820    $  253,359   $  242,503    $  677,600   $  645,346
United States                           225,830      258,555       339,450      388,644       847,312      894,044
                                     ----------   ----------    ----------   ----------    ----------   ----------
TOTAL NET SALES                      $  396,020   $  423,375    $  592,809   $  631,147    $1,524,912   $1,539,390
                                     ==========   ==========    ==========   ==========    ==========   ==========


INCOME (LOSS) FROM OPERATIONS

Canada                               $   25,327   $   12,498    $     (568)  $  (20,833)   $   70,120   $   35,803
United States                            38,938       41,435        18,019        8,992       101,039       60,127
                                     ----------   ----------    ----------   ----------    ----------   ----------

INCOME (LOSS) FROM OPERATIONS            64,265       53,933        17,451      (11,841)      171,159       95,930
Interest expense, net                    (5,396)      (8,750)       (8,428)     (16,817)      (20,391)     (37,405)
                                     ----------   ----------    ----------   ----------    ----------   ----------
PRE-TAX INCOME (LOSS)                $   58,869   $   45,183    $    9,023   $  (28,658)   $  150,768   $   58,525
                                     ==========   ==========    ==========   ==========    ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements


1. The Registrant is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt and aggregates.
     The Registrant operates in the U.S. and, through its major operating subsidiary Lafarge Canada Inc. ("LCI"), in Canada. The Registrant's wholly-owned subsidiary, Systech Environmental Corporation, is engaged in waste recovery and disposal utilizing industrial wastes as supplemental fuels in cement kilns. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Registrant's outstanding voting securities.

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

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At June 30, 1995 and 1994, and at December 31, 1994, inventories consisted of the following (in thousands):

                                    June 30        June 30     December 31
                                     1995           1994          1994
                                 ------------   ------------   -----------
      Finished products           $  96,182      $  92,534      $  82,324
      Work in process                22,032         17,046          8,427
      Raw materials and fuel         49,097         37,758         45,291
      Maintenance and operating
        supplies                     38,364         42,804         39,391
                                  ----------     ----------    -----------
      Total inventories           $ 205,675      $ 190,142      $ 175,433
                                  ==========     ==========    ===========


5. Cash paid during the period for interest and taxes is as follows (in thousands):

                                Six Months                 Twelve Months
                               Ended June 30               Ended June 30
                          ----------------------       ----------------------
                            1995          1994           1995          1994
                          --------      --------       --------      --------
      Interest, net       $  6,859      $ 16,273       $ 19,774      $ 38,124
      Income taxes
       (net of refunds)     31,638        15,206         58,849        28,518


6. The 1995 amounts shown as income (loss) from operations for Canada and the United States in the condensed consolidated geographic information exclude the $30.1 million of cumulative adjustments resulting from an agreement reached with Revenue Canada during the second quarter of 1995 related to the pricing of certain cement sales between the Registrant's operations in Canada and the U.S. If these adjustments were reflected, net sales and income from operations from Canada would be increased and income from operations for the U.S. would be decreased. There would be no impact on consolidated income from operations.

7. See Part II Item 1 on page 13 for a discussion of the material developments in legal proceedings. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Registrant's consolidated financial statements.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter, the Registrant reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada by U.S. $30.1 million with corresponding adjustments in the U.S. The impact of this agreement was immaterial to consolidated net income. Management's Discussion and Analysis that follows, except for the discussion of income taxes, excludes the impact of this agreement.


THREE MONTHS ENDED JUNE 30, 1995

The Registrant reported net income of $49.7 million in 1995 compared with net income of $38.1 million for the same period in 1994. Earnings per common equity share were $0.72 compared with $0.56. The main factors contributing to the earnings improvement were an increase in cement income from operations and a decrease in interest expense.

The Registrant's net sales declined 6 percent to $396.0 from $423.4 million in 1994. However, after adjusting for the absence of sales from the Registrant's 1994 divestments in the U.S., net sales from continuing operations increased 5 percent. Canadian net sales were $170.2 million, a 3 percent increase. U.S. net sales decreased 13 percent to $225.8 million due to the 1994 divestments. After adjusting for the impact of divestments, cement sales volumes and ready-mixed concrete shipments declined 2 percent and 11 percent, respectively, while aggregate shipments rose slightly (1 percent).

The second quarter contribution from the Registrant's cement operations was $61.8 million, $10.2 million higher than last year. A 6 percent increase in the average net selling price more than offset the 2 percent decline in cement shipments. Net sales increased 1 percent, whereas net sales from continuing operations were up 7 percent. In Canada, the contribution was $23.1 million, $9.6 million better than 1994. Due to a 5 percent increase in the average net selling price (before exchange rate fluctuation) net sales increased 8 percent. Cement shipments declined slightly (1 percent) reflecting lower demand in Quebec and British Columbia. The U.S. contribution was $38.7 million. This was $0.6 million better than 1994. An increase in the average net selling price of 6 percent was partially offset by lower sales volumes from continuing operations (2 percent) and higher cost of sales. Cement shipments were negatively impacted by rainy weather in the Midwest while cost of sales was higher due to increases in cement and clinker purchases to compensate for
production shortfalls.   Due to divestments, net sales declined 2 percent;
however, after adjusting for 1994 divestments, net sales climbed 7 percent.

Earnings from the Registrant's construction materials and waste management operations were $12.4 million, $0.5 million better than 1994. Net sales declined 15 percent; however, after adjusting for the divestments, revenues were unchanged. Canadian earnings were $5.8 million, $3.7 million better than last year. Improvements were mainly due to higher pressure pipe and concrete pipe sales in eastern Canada and higher ready-mixed concrete and aggregate margins in British Columbia. Net sales were 2 percent higher. Ready-mixed concrete volumes were 9 percent lower reflecting sharp declines in Quebec and British Columbia. Aggregate volumes were 2 percent lower. In the U.S., earnings were $6.6 million, $3.2 million lower than a year ago mainly due to the absence of earnings from divested operations and lower sales in the midwestern states due to rainy weather. Due to divestments, net sales declined 40 percent. After adjusting for 1994 divestments, net sales declined only 6 percent. Ready-mixed concrete shipments from continuing operations decreased 17 percent while aggregate shipments were 9 percent higher.

Selling and administrative expenses were $3.8 million lower than 1994. The reduction resulted primarily from divestments and staff reductions related to restructuring. Interest expense, net was $3.4 million lower due to lower average net indebtedness and the impact of higher interest rates on short-term investments.


SIX MONTHS ENDED JUNE 30, 1995

The Registrant reported earnings of $7.7 million or $0.11 per common equity share. This compares to a net loss of $23.7 million, or $0.35 for the first six months of 1994. Historically, the Registrant's first quarter sales volumes and operating results are negatively impacted by seasonal weather conditions that restrict construction activity, particularly in the northern markets. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization, with the associated costs being charged to expense as incurred. The improvement in earnings was mainly due to higher cement shipments from continuing operations, an increase in cement prices, higher divestment gains, lower selling and administrative expenses and lower interest expense.

Net sales were $592.8 million as compared to $631.1 million last year, a decrease of 6 percent. Net sales from continuing operations increased 8 percent due to higher cement sales volumes coupled with a 5 percent rise in the cement selling price. Canadian net sales were $253.4 million, an increase of 4 percent. Due to divestments, U.S. net sales declined 13 percent. Sales volumes from continuing operations for cement and aggregate were 3 percent and 5 percent higher, respectively, while ready-mixed concrete sales were 8 percent lower.

Earnings from the Registrant's cement operations were $39.8 million, $18.2 million better than last year. Results were better due to higher sales volumes and prices somewhat offset by higher plant costs. Net sales increased 3 percent, whereas net sales from continuing operations were up 12 percent. Earnings from Canadian operations were $17.6 million, an increase of $13.3 million over 1994. Net sales and cement shipments were 8 percent and 3 percent higher, respectively. Excluding the exchange rate fluctuation, the average net selling price was 4 percent higher. Plant costs were higher due to accelerated repair costs, start-up of second kilns at the Woodstock and Brookfield plants and the production of specialty cement for the fixed link bridge project. These higher costs were partially offset by lower gas costs at the Exshaw plant. Earnings from U.S. cement operations were $22.2 million, $4.9 million higher than prior year. The higher earnings were primarily attributable to higher sales volumes from continuing operations and an increase in the average net selling price partially offset by higher clinker and cement purchases. Aided by a 6 percent increase in the average net selling price, net sales were 2 percent higher than 1994 whereas, after adjusting for the impact of divestments, net sales and cement shipments from continuing operations were 13 percent and 3 percent higher, respectively.

The Registrant's construction materials and waste management operations lost $10.5 million. This was $4.1 million better than last year. Net sales declined 17 percent; however, revenues from continuing operations were 2 percent higher. Canadian operations lost $11.8 million, $7.3 million better than 1994. Ready-mixed concrete margins improved in British Columbia.
Concrete products margins in eastern Canada were up due to higher pressure pipe and concrete pipe sales. Net sales were 3 percent higher than 1994. Ready-mixed concrete volumes were 7 percent lower (primarily in Quebec and British Columbia) but aggregate volumes were 1 percent higher. The U.S. operations earned $1.3 million compared to earnings of $4.5 million in 1994. Results were impacted by the absence of earnings from divested operations and wet weather in the midwestern states. Net sales and ready-mixed concrete shipments from continuing operations declined 3 percent and 10 percent, respectively. Aggregate shipments were 14 percent higher.

Selling and administrative expenses were $71.9 million in 1995 compared to $79.3 million in 1994. The reduction resulted primarily from divestments and staff reductions related to restructuring. Interest expense, net decreased $8.4 million in 1995 due to lower average net indebtedness and the impact of higher interest rates on investments. Other income, net was $2.6 million in 1995 compared to expense of $7.1 million in 1994. The improvement resulted mostly from gains on the sale of non strategic assets.

The income tax expense for the six-months ended June 30, 1995 was $1.4 million which was $6.3 million higher than for the same period in 1994. The increase was caused by higher taxable income in Canada resulting from the agreement with Revenue Canada Taxation, partially offset by a tax benefit recorded in the U.S. No tax benefit was recorded in the U.S. during the six-months ended June 30, 1994 due to the existence of carried forward net operating losses which were substantially realized during the fourth quarter of 1994. The tax benefit recorded in the U.S. essentially corresponds to the income tax expense that was recorded in Canada as a result of the aforementioned agreement with Revenue Canada Taxation. In addition, the effective tax rate in Canada decreased.

TWELVE MONTHS ENDED JUNE 30, 1995

The Registrant's net income was $112.0 million compared to $32.8 million in 1994. Due to divestments, net sales declined slightly (1 percent). Canadian net sales increased 5 percent but U.S. net sales declined 5 percent. The average net selling price for cement increased 6 percent. Interest expense, net was $17.0 million lower due to lower average net indebtedness, higher interest rates on investments and currency exchange gains on U.S. dollar denominated investments in Canada. Other income, net was $6.3 million as compared to expense of $10.5 million. The improvement resulted primarily from gains on the sale of non strategic assets partly offset by interest rate swap expenses. Earnings also improved from the absence of a one-time restructuring charge of $21.6 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash consumed from operating activities was higher during the first six months of 1995 compared with the same period in 1994. The higher net income in 1995 was more than offset by higher working capital requirements and miscellaneous adjustments. Cash flows invested were lower due to higher capital spending partially offset by the liquidation of short-term investments and increased divestments. The 1995 divestment proceeds resulted mainly from the sale of the Registrant's interest in a Texas aggregate operation. Due to substantial cash levels during 1995, the Registrant did not incur higher seasonal short-term borrowings as in prior years. This accounted for the significant change in cash flows from financing in 1995 compared to 1994. The equity issuances during 1994 were primarily attributable to the exercise of stock options.


For the twelve-month period ended June 30, 1995, net cash provided from operating activities decreased over the same period in 1994 primarily as a result of working capital requirements (including payment of restructuring expenses) and lower depreciation expense partially offset by higher net income. Cash flows returned and invested for the twelve-month period ended June 30, 1995 and 1994 were $39.0 million and $51.9 million, respectively. Capital spending in 1995 was higher than 1994 and proceeds from property, plant and equipment dispositions were higher due to the divestment of various non strategic assets. Net cash consumed in 1995 and 1994 consisted mainly of debt reduction. The debt reduction in 1995 resulted mostly from proceeds received upon the divestment of non strategic assets whereas the 1994 reduction was from net proceeds received upon the sale of common shares in October 1993.

Capital investments are not expected to exceed $200.0 million in 1995. At June 30, 1995, the Registrant had no material capital commitments and had $150 million of committed bank lines of credit of which none had been drawn. The Registrant had $8.1 million of short-term loans outstanding as of June 30, 1995 which were drawn from uncommitted facilities made available to the Registrant.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On July 28, 1995, Lone Star Industries Inc. and the Registrant agreed to settle for the sum of $11.2 million the Lone Star case currently appealed to the U.S. Court of Appeals for the Fourth Circuit, the companion case pending in the U.S. District Court for the District of Maryland which basically parallels the claims in the Lone Star case, and any and all related claims concerning allegedly defective cement sold by the Registrant to Lone Star or its affiliates for use in concrete railroad ties. The parties are in the process of documenting the agreement of settlement and expect to have this matter concluded in the near future. The Registrant expects a significant contribution to the settlement amount from its insurers, which amount will be determined by negotiations and/or court resolution.

In the Bertrand & Frere Construction Company Limited ("Bertrand") litigation in Ontario, Canada, there are presently approximately 168 plaintiffs whose claims involve 103 building foundations (mostly residential), which are embodied in nine lawsuits. In two of these suits the plaintiffs have added LCI as a party defendant; in the others, LCI is either a third or fourth party defendant. The damages claimed total more than Cdn. $62 million. LCI has also been served with cross-claims or third or fourth party claims by Bertrand, seeking indemnity for its liability to the owners as a result of LCI supplying allegedly defective fly ash and cement. LCI has made third and fourth party claims against some of its insurers to enforce its insurance contractual rights. In July 1995, the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3.0 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. LCI denies liability in this suit as well.

Following the publication in late July 1995 of articles in a Quebec City (Canada) newspaper alleging price fixing and bid rigging agreements among suppliers in the ready mixed concrete industry, the Canadian Bureau of Competition Policy has started an investigation and executed search warrants against several ready mixed concrete producers operating in the Quebec City area, including LCI. LCI is presently conducting an internal investigation.

In settlement of the matter of alleged excess opacity emissions at its Joppa, Illinois cement plant, the Registrant paid $100,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits                                                       Page
                                                                        ----

Exhibit 11 - Statement regarding computation of net income
(loss) per common equity share.                                         16

Exhibit 27 - Financial Data Schedule


(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the three-months ended June 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LAFARGE CORPORATION





Date:      August 11, 1995            By: JEAN-PIERRE CLOISEAU
       -----------------------           -----------------------------
                                          Jean-Pierre Cloiseau
                                          Executive Vice President and
                                          Chief Financial Officer