Form 10-Q
period 1995-09-30
LAFARGE CORP
filed 1995-11-13
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended                 SEPTEMBER 30, 1995
                               ------------------------------------------------

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------


Commission file number                 0-11936
                       --------------------------------------------------------



                              LAFARGE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MARYLAND                                58-1290226
-------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


 11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA                22091
-------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


                                 703-264-3600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                     Outstanding as of
                       Class                                                          October 31, 1995
         ---------------------------------                                            ----------------
         Common Stock of Lafarge Corporation
            ($1 par value)                                                               60,512,820
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                                                8,491,445
                                                                                        -----------
         Total Common Equity Interests                                                   69,004,265
                                                                                        ===========

Number of pages contained in this report       16
                                              ----
Total sequentially numbered pages              16
                                              ----
Exhibit index on page 14
                      --

                      LAFARGE CORPORATION AND SUBSIDIARIES

             FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                     INDEX


                                                                                                                         Page
                                                                                                                         ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

   a)             Condensed Consolidated Statements
                  of Income - Three-Month and Nine-Month
                  Periods Ended September 30, 1995 and 1994                                                                3

   b)             Condensed Consolidated Balance Sheets -
                  September 30, 1995, September 30, 1994,
                  and December 31, 1994                                                                                    4

   c)             Condensed Consolidated Statements of
                  Cash Flows - Nine-Month Period
                  Ended September 30, 1995 and 1994                                                                        5

   d)             Condensed Consolidated Geographic Information -
                  Three-Month and Nine-Month Periods
                  Ended September 30, 1995 and 1994                                                                        6

   e)             Notes to Condensed Consolidated Financial Statements                                                     7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                      9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                       13

Item 6(a).        Exhibits                                                                                                14

Item 6(b).        Reports on Form 8-K                                                                                     14

SIGNATURE                                                                                                                 15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
             (Unaudited and in thousands, except per share amounts)


                                         Three Months Ended          Nine Months Ended
                                            September 30               September 30
                                     ------------------------    ------------------------
                                        1995           1994         1995          1994
                                     ----------    ----------    ----------    ----------
NET SALES                            $  510,459    $  528,416    $1,103,268    $1,159,563
                                     ----------    ----------    ----------    ----------
COST AND EXPENSES

Cost of goods sold                      364,227       384,296       870,262       940,882
Selling and administrative               35,770        42,399       107,666       121,685
Interest expense, net                     4,899         9,297        13,327        26,114
Other expense (income), net                (275)       (3,509)       (2,848)        3,607
                                     ----------    ----------    ----------    ----------
Total costs and expenses                404,621       432,483       988,407     1,092,288
                                     ----------    ----------    ----------    ----------

Pre-tax income                          105,838        95,933       114,861        67,275
Income tax expense                      (19,963)      (23,744)      (21,321)      (18,816)
                                     ----------    ----------    ----------    ----------
NET INCOME                           $   85,875    $   72,189    $   93,540    $   48,459
                                     ==========    ==========    ==========    ==========
NET INCOME PER COMMON
  EQUITY SHARE-PRIMARY               $     1.24    $     1.06    $     1.36    $      .71
                                     ==========    ==========    ==========    ==========
NET INCOME PER COMMON
  EQUITY SHARE-ASSUMING
  FULL DILUTION                      $     1.19    $     1.01    $     1.35    $      .71
                                     ==========    ==========    ==========    ==========

DIVIDENDS PER COMMON EQUITY SHARE    $      .10    $     .075    $     .275    $     .225
                                     ==========    ==========    ==========    ==========
Average number of common equity
  shares outstanding                     69,254        68,322        68,864        68,244
                                     ==========    ==========    ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands)


                                             September 30      September 30      December 31
                                                 1995              1994              1994
                                             ------------      ------------      -----------
ASSETS

Cash and cash equivalents                     $  123,360        $  157,151        $  193,057
Short-term investments                             4,000               -              50,500
Receivables, net                                 368,737           364,751           257,093
Inventories                                      202,193           171,441           175,433
Other current assets                              39,016            32,255            31,052
                                              ----------        ----------        ----------
Total current assets                             737,306           725,598           707,135

Property, plant and equipment, net               800,914           779,659           751,880
Excess of cost over net assets
  of businesses acquired, net                     20,123            25,830            21,926
Other assets                                     172,140           161,822           170,490
                                              ----------        ----------        ----------
TOTAL ASSETS                                  $1,730,483        $1,692,909        $1,651,431
                                              ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities      $  248,385        $  256,871        $  247,378
Income taxes payable                              43,431            36,670            39,614
Current portion of long-term debt                  8,632            36,224            17,813
                                              ----------        ----------        ----------
Total current liabilities                        300,448           329,765           304,805

Long-term debt                                   278,832           313,878           290,668
Deferred income tax                               44,102            81,265            68,326
Other postretirement benefits                    123,829           120,237           120,591
Other long-term liabilities                       24,402            12,621            25,587
                                              ----------        ----------        ----------
Total liabilities                                771,613           857,766           809,977
                                              ----------        ----------        ----------
Common equity interests
  Common shares                                   60,509            59,512            59,694
  Exchangeable shares                             58,159            57,676            57,805
Additional paid-in-capital                       589,435           570,670           576,054
Retained earnings                                299,506           197,854           224,908
Foreign currency translation adjustments         (48,739)          (50,569)          (77,007)
                                              ----------        ----------        ----------
Total shareholders' equity                       958,870           835,143           841,454
                                              ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,730,483        $1,692,909        $1,651,431
                                              ==========        ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


                                                     Nine Months Ended
                                                       September 30
                                                   ---------------------
                                                     1995         1994
                                                   --------     --------
CASH FLOWS FROM OPERATIONS

Net income                                        $  93,540    $  48,459
Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation, depletion and amortization         71,678       80,753
    Provision for doubtful accounts                   2,099        3,945
    Gain on sale of assets                          (12,753)      (8,563)
    Other postretirement benefits                     2,569        2,218
    Restructuring                                    (4,161)     (11,619)
    Other non-cash charges and credits, net         (35,205)     (15,540)
    Changes in working capital                     (128,757)     (68,977)
                                                   --------     --------
Net cash provided (consumed) by operations:         (10,990)      30,676
                                                   --------     --------
CASH FLOWS FROM INVESTING
  Capital expenditures                              (94,363)     (69,210)
  Acquisitions                                      (24,078)      (4,371)
  Short-term investments                             46,500            -
  Proceeds from property, plant and
    equipment dispositions                           27,025      121,733
  Other                                               3,584        3,939
                                                   --------     --------
Net cash provided by (used for) investing           (41,332)      52,091
                                                   --------     --------
CASH FLOWS FROM FINANCING

  Net decrease in long-term borrowings              (21,074)     (37,473)
  Issuance of equity securities                       2,995       11,189
  Dividends, net of reinvestments                    (7,387)      (8,056)
                                                   --------     --------
Net cash consumed by financing                      (25,466)     (34,340)
                                                   --------     --------
Effect of exchange rate changes                       8,091        (570)
                                                   --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (69,697)      47,857
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD                       193,057      109,294
                                                   --------     --------
CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                           $ 123,360    $ 157,151
                                                   ========     ========




See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)


                                    Three Months Ended            Nine Months Ended
                                       September 30                 September 30
                                 ------------------------     ------------------------
                                    1995          1994           1995          1994
                                 ----------    ----------     ----------    ----------
NET SALES

Canada                           $  244,574    $  239,190     $  497,933    $  481,693
United States                       265,885       289,226        605,335       677,870
                                 ----------    ----------     ----------    ----------
TOTAL NET SALES                  $  510,459    $  528,416     $1,103,268    $1,159,563
                                 ==========    ==========     ==========    ==========



INCOME FROM OPERATIONS

Canada                           $   54,837    $   48,615     $   54,269    $   27,782
United States                        55,900        56,615         73,919        65,607
                                 ----------    ----------     ----------    ----------

TOTAL INCOME FROM
   OPERATIONS                       110,737       105,230        128,188        93,389
Interest expense, net                (4,899)       (9,297)       (13,327)      (26,114)
                                 ----------    ----------     ----------    ----------
PRE-TAX INCOME                   $  105,838    $   95,933     $  114,861    $   67,275
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

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At September 30, 1995 and 1994, and at December 31, 1994, inventories consisted of the following (in thousands):

                                 September 30    September 30  December 31
                                     1995           1994          1994
                                 ------------   ------------   -----------
      Finished products           $  96,677      $  77,084     $   82,324
      Work in process                14,397          8,416          8,427
      Raw materials and fuel         49,351         44,851         45,291
      Maintenance and operating
        supplies                     41,768         41,090         39,391
                                  ----------     ----------    -----------
      Total inventories           $ 202,193      $ 171,441     $  175,433
                                  ==========     ==========    ===========

5. Cash paid during the period for interest and taxes is as follows (in thousands):

                                                  Nine Months
                                               Ended September 30
                                             ----------------------
                                               1995          1994
                                             --------      --------
      Interest                               $  8,253      $ 20,349
      Income taxes (net of refunds)            48,066        22,538


6. The 1995 amounts shown as income from operations for the nine months ended September 30, 1995 for Canada and the United States in the condensed consolidated geographic information exclude the $30.1 million of cumulative adjustments resulting from an agreement reached with Revenue Canada during the second quarter of 1995 related to the pricing of certain cement sales between the Registrant's operations in Canada and the U.S. If these adjustments were reflected, net sales and income from operations from Canada would be increased and income from operations for the U.S. would be decreased. There would be no impact on consolidated income from operations.

7. See Part II Item 1 on page 13 for a discussion of the material developments in legal proceedings. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Registrant's consolidated financial statements.

8. During the third quarter of 1995, management reduced the valuation allowance previously provided against the Registrant's U.S. deferred tax assets by $23.3 million. This change in the recorded valuation allowance is reflected as a reduction in the third quarter income tax provision. This reduction stems from the favorable long-term outlook for the U.S. cement market, the Registrant's income forecasts which indicate that 1995 will represent the third consecutive year of taxable income in the U.S. and management's projections of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Management believes it is more likely than not that the related deferred tax assets will be realized.

9. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments except as discussed above) necessary to present fairly the Registrant's financial position as of the applicable dates and the results of its operations and the changes in its cash flows for the interim periods presented.

                      LAFARGE CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1995

The Registrant reported net income of $85.9 million for the quarter ended September 30, 1995, 19 percent higher than last year's third quarter earnings of $72.2 million. Earnings per common equity share were $1.24 compared with $1.06. The main factors contributing to the earnings improvement were an increase in cement income from operations (due to a 6 percent increase in cement prices), lower interest expense and a decrease in income tax expense. The Registrant's Canadian operations reported net income of $33.7 million, a $6.9 million increase over 1994. In the U.S., net income was $52.2 million, $6.8 million better than last year.

The Registrant's net sales declined 3 percent to $510.5 million from $528.4 million in 1994. However, after adjusting for the absence of sales from the Registrant's 1994 divestments in the U.S., net sales from continuing operations increased 6 percent. Canadian net sales were $244.6 million, a 2 percent increase. U.S. net sales decreased 8 percent to $265.9 million due to the 1994 divestments. After adjusting for the impact of divestments, cement sales volumes and ready-mixed concrete shipments declined 4 percent and 9 percent, respectively, while aggregate shipments were unchanged.

The third quarter contribution from the Registrant's cement operations was $87.9 million, $10.9 million higher than last year. A 6 percent increase in the average net selling price more than offset the cost of higher cement purchases and slightly lower cement shipments. Higher U.S. cement purchases were initiated in the second quarter in anticipation of higher cement demand in the third quarter. Net sales increased 4 percent, whereas net sales from continuing operations were up 8 percent. The Canadian contribution was $26.1 million, $1.3 million worse than 1994. Improved earnings in eastern Canada, due to price increases, were more than offset by lower earnings in western Canada from a decline in sales volumes (mainly in British Columbia and Alberta) totalling 14 percent. Due to a 6 percent increase in the average net selling price (before exchange rate fluctuation) Canadian net sales increased 3 percent. Cement shipments declined 8 percent, reflecting lower demand in Quebec, Ontario, British Columbia and Alberta. The U.S. contribution was $61.8 million, $12.2 million better than 1994. An increase in the average net selling price of 7 percent was partially offset by lower sales volumes from continuing operations (2 percent) and lower margins from higher cement and clinker purchases. The decline in shipments reflects a construction slowdown in various markets. Due to an increase in the average net selling price, net sales escalated 5 percent; however, after adjusting for 1994 divestments, net sales climbed 10 percent.

Earnings from the Registrant's construction materials and waste management operations were $32.5 million, $0.4 million worse than 1994. Net sales declined 10 percent; however, after adjusting for divestments, net sales increased 1 percent. Canadian earnings were $26.0 million, $1.4 million better than last year. The improvement was mainly due to lower expenses related to the development of a new financial system. Net sales were 3 percent higher. Ready-mixed concrete volumes were 9 percent lower, reflecting sharp declines in Quebec, Ontario and British Columbia. Aggregate volumes declined 2 percent.
In the U.S., earnings were $6.5 million, $1.8 million lower than 1994 mostly due to the absence of earnings from divested operations. Due to divestments, net sales declined 34 percent. After adjusting for 1994 divestments, net sales declined 10 percent. Ready-mixed concrete shipments from continuing operations declined 9 percent while aggregate shipments were 5 percent higher.

Selling and administrative expenses were $6.6 million lower than 1994. The reduction resulted primarily from divestments and staff reductions related to restructuring. Interest expense, net was $4.4 million lower due to lower average net indebtedness and capitalized interest on construction in progress. Capitalized interest was $1.5 million in 1995 while no interest was capitalized in 1994. Other income, net was $0.3 million in 1995 compared to $3.5 million in 1994. The decrease resulted mostly from lower divestment gains offset by lower interest rate swap expenses.

Income tax expense was $20.0 million, $3.8 million lower than 1994. During the quarter, management reduced the valuation allowance previously provided against the Registrant's U.S. deferred tax assets by $23.3 million. This change in the recorded valuation allowance is reflected as a reduction in the third quarter income tax provision. This reduction stems from the favorable long-term outlook for the U.S. cement market, the Registrant's income forecasts which indicate that 1995 will represent the third consecutive year of taxable income in the U.S. and management's projections of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Management believes it is more likely than not that the related deferred tax assets will be realized. No federal income tax provision was recorded in the U.S. during the third quarter of 1994 due to the utilization of carried-forward net operating losses.


NINE MONTHS ENDED SEPTEMBER 30, 1995

During the second quarter, the Registrant reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada by U.S. $30.1 million with corresponding adjustments in the U.S. The impact of this agreement was immaterial to consolidated net income. Management's Discussion and Analysis that follows excludes the impact of this agreement, which is subject to review by the Internal Revenue Service.

The Registrant reported earnings of $93.5 million or $1.36 per common equity share. This compares with net income of $48.5 million, or $0.71 for the first nine months of 1994. The earnings improvement was mainly due to an increase in cement prices, lower selling and administrative expenses and lower interest expense.

Net sales were $1,103.3 million, down 5 percent from 1994. Net sales from continuing operations increased 8 percent due to a 6 percent rise in the cement selling price. Canadian net sales were $497.9 million, an increase of 3 percent. Due to divestments, U.S. net sales declined 11 percent. Sales volumes from continuing operations for cement and ready-mixed concrete were 1 percent and 8 percent lower, respectively, while aggregate sales were 2 percent higher.

Earnings from the Registrant's cement operations were $127.7 million, $29.1 million better than last year. Results were better due to higher sales prices partially offset by higher plant costs and higher clinker and cement purchases. Net sales increased 4 percent, whereas net sales from continuing operations were up 10 percent. Earnings from Canadian operations were $43.7 million, an increase of $12.0 million over 1994. Due to an 8 percent drop in western Canada, cement shipments declined 2 percent; however, aided by a 5 percent increase in the average net selling price (excluding exchange rate fluctuation), net sales increased 6 percent. Plant costs were higher mostly due to start-ups of second kilns at the Woodstock and Brookfield plants offset by lower gas costs at the Exshaw plant. Earnings from U.S. cement operations were $84.0 million, $17.1 million higher than prior year. The higher earnings were primarily attributable to a 6 percent increase in the average net selling price partially offset by lower shipments (and lower margins from higher clinker and cement purchases) and an increase in plant costs. Plant costs increased due to higher maintenance expenses, increased raw mix costs and higher depreciation expense. Net sales were 3 percent higher than 1994, whereas, after adjusting for the impact of divestments, net sales were 12 percent higher. Cement shipments from continuing operations were 1 percent lower.

The Registrant's construction materials and waste management operations contributed $22.0 million. This was $3.7 million better than last year. Net sales declined 14 percent; however, revenues from continuing operations were 2 percent higher. Canadian operations earned $14.2 million, $8.7 million better than 1994. Ready-mixed concrete margins improved in British Columbia.
Concrete product margins in eastern Canada were up due to higher pressure pipe and concrete pipe sales. Selling and administrative expenses were lower due to staff reductions related to restructuring. Net sales were 3 percent more than 1994. Ready-mixed concrete volumes were 8 percent lower (primarily in Quebec and British Columbia) and aggregate volumes were 1 percent lower. The U.S. operations earned $7.8 million, $5.0 million lower than 1994. Results were impacted by the absence of earnings from divested operations, lower ready-mixed concrete sales in the St. Louis market due to a slowdown in construction activity and competitive pressures, and high operating costs in the northern aggregate operations. Aggregate shipments from continuing operations increased 9 percent while net sales and ready-mixed concrete shipments were 3 percent and 9 percent lower, respectively.

Selling and administrative expenses were $107.7 million in 1995 compared to $121.7 million in 1994. The reduction resulted primarily from divestments and staff reductions related to restructuring. Interest expense, net decreased $12.8 million in 1995 due to lower average net indebtedness and capitalized interest on construction in progress. Capitalized interest was $1.5 million in 1995 (no interest was capitalized in 1994). Other income, net was $2.8 million in 1995 compared to expense of $3.6 million in 1994. The improvement resulted mostly from gains on the sale of non-strategic assets.

The income tax expense for the nine months ended September 30, 1995 was $21.3
million which was $2.5 million higher than for the same period in 1994.   In
the U.S., income tax expense was impacted by the same factors as discussed under "Three Months Ended September 30, 1995." In Canada, the effective tax rate decreased. Certain elements of the Canadian income tax provision are fixed in amount. The decrease in the effective tax rate was caused by a lower percentage of these fixed amounts relative to the higher earnings expected for the current year.


LIQUIDITY AND CAPITAL RESOURCES

Net cash consumed from operating activities was $11.0 million in 1995 compared to net cash provided of $30.7 million in 1994. The higher net income in 1995 was more than offset by higher working capital requirements and the income tax valuation allowance adjustment. The working capital increase was a result of higher inventories, lower accounts payable and accrued liabilities partially offset by lower accounts receivable. The increase in inventories was mainly due to higher U.S. cement purchases in anticipation of higher market demand. The decrease in accounts receivable resulted mostly from lower sales in the third quarter and the 1994 divestments. The lower accounts payable and accrued liabilities was mostly due to divestments. Cash flows invested and returned for the nine month periods ended September 30, 1995 and 1994 were $41.3 million and $52.1 million, respectively. Compared to 1994, the liquidation of short-term investments was more than offset by higher capital spending and lower proceeds from divestments. The divestment proceeds in 1995 resulted mainly from the sale of the Registrant's interest in a Texas aggregate operation. The 1994 proceeds resulted mostly from the sale of the Balcones cement plant and three terminals and an equity interest in one of the Registrant's construction materials operations. Net cash consumed by financing activities in 1995 and 1994 consisted mainly of debt reduction from proceeds received upon the divestment of non-strategic assets. The equity issuances during both periods were primarily attributable to the exercise of stock options.

Capital investments are not expected to exceed $180.0 million in 1995. At September 30, 1995, the Registrant had no material capital commitments and had $150 million of committed bank lines of credit of which none had been drawn. In October 1995, the Registrant announced plans to build cement plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri. The Registrant projects a capital investment of approximately $95 million for the Richmond plant which is expected to be completed in 1998. The Sugar Creek plant and a deep underground limestone quarry are expected to cost approximately $135 million and to go on line by the year 2000.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On August 30, 1995 Lone Star Industries Inc. and the Registrant executed and consummated a final settlement, for the sum of $11.2 million, of the Lone Star Case, a companion case pending in the U.S. District Court for the District of Maryland which contained claims parallel to those in the Lone Star Case and any and all related claims concerning allegedly defective cement sold by the Registrant to Lone Star or its affiliates for use in the manufacture of concrete railroad ties. (For a description of the Lone Star Case, see the Registrant's annual report on Form 10-K for the year ended December 31, 1994). This settlement was partially funded by the Registrant's general liability insurers and partially by the Registrant. The Registrant is pursuing a non-settling insurer for recovery of its allocated portion of the settlement amount in a bifurcated action in the Coverage Suit (for a description of the Coverage Suit, see the above-referenced 10-K annual report). On October 16, 1995 the Registrant commenced the trial of the Coverage Suit in the U.S. District Court for the District of Maryland against three non-settling primary liability insurers for recovery of their allocated portions of the necessary and reasonable defense expenses incurred by the Registrant in defending the Lone Star Case. On November 1, 1995 the jury in this case returned a verdict in favor of the Registrant for a substantial portion of the amount sought. The District Court will mold the verdict and issue a final judgment in the very near future. The Registrant awaits the entry of a final judgment in order to make a determination of what action, if any, it should take in this matter.

The Registrant has been informed that the U.S. Justice Department's antitrust investigation regarding potential price fixing and market allocation by cement producers has been terminated. In March 1994, the Registrant had been served with a Civil Investigative Demand from the Justice Department pursuant to which the Registrant submitted documents and responded to interrogatories.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

  (a)     Exhibits                                               Page
          --------                                               ----

                 Exhibit 11 - Statement regarding computation
                 of net income per common equity share.            16


  (b)     Reports on Form 8-K
          -------------------

                 No reports on Form 8-K were filed by
                 the Registrant during the three-months
                 ended September 30, 1995.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       LAFARGE CORPORATION





Date:  November 13, 1995                  By: JEAN-PIERRE CLOISEAU
       -----------------                      --------------------
                                              Jean-Pierre Cloiseau
                                              Executive Vice President
                                              and Chief Financial Officer