Form 10-K405
period 1995-12-31
LAFARGE CORP
filed 1996-03-29
CIK 716783

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ............... TO ...............
                         COMMISSION FILE NUMBER 0-11936

                              LAFARGE CORPORATION
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

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

 Company's telephone number, including area code:  (703) 264-3600 Securities registered pursuant to Section 12(b) of the Act:

                                                                                              NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                                                                   WHICH REGISTERED
             -------------------                                                          ---------------------------------
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

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   X     No      .
                                                       ------     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                          /  X /

   State the aggregate market value of the voting stock held by nonaffiliates of the Company at March 8, 1996: $ 608,300,080

   Indicate the number of shares of each of the Company's classes of common stock, as of the latest practicable date.

                    CLASS                                                                     OUTSTANDING AT MARCH 8, 1996
                    -----                                                                     ----------------------------
   COMMON STOCK, PAR VALUE $1.00 PER SHARE                                               69,498,938 SHARES (INCLUDING 8,499,924
                                                                                             EXCHANGEABLE PREFERENCE SHARES OF
                                                                                                   LAFARGE CANADA INC.)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                          PART OF FORM 10-K INTO WHICH THE
                   DOCUMENT                                                                   DOCUMENT IS INCORPORATED
                   --------                                                                   ------------------------
             Proxy Statement dated                                                                    Part III
                March 25, 1996

================================================================================

ITEM 1.  BUSINESS

Lafarge Corporation (the "Company"), a Maryland corporation, is engaged in the production and sale of cement and ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes, and precast and prestressed concrete components in the United States and Canada. The Company believes that it is one of the largest producers of cement and construction materials in North America. The Company is also engaged in road building and other construction using many of its own products. Its wholly-owned subsidiary, Systech Environmental Corporation ("Systech"), provides waste-derived fuels and alternative raw materials to cement plants for use in cement kilns. The Company's Canadian operations are carried out by Lafarge Canada Inc. ("LCI"), a major operating subsidiary of the Company. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities. The terms "Company", "LCI" and "Systech", as used in this Annual Report, include not only Lafarge Corporation, Lafarge Canada Inc. and Systech Environmental Corporation, respectively, but also their respective subsidiaries and predecessors, unless the context indicates otherwise.

The Company manufactures and sells various types of portland cement, which is widely used in most types of residential, institutional, commercial and industrial construction. The Company also manufactures and sells a variety of special purpose and specialty cements, and cementitious materials. At December 31, 1995 the Company operated 14 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 11.5 million tons and two cement grinding facilities. The Company sells cement primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. During 1995 the Company's cement operations accounted for 54 percent of consolidated net sales, after the elimination of intracompany sales, and 84 percent of consolidated income from operations.

Management believes that LCI is the largest producer of concrete-related building materials in Canada, where approximately 80 percent of the Company's construction materials facilities were located at December 31, 1995. The U.S. construction materials operations are located primarily in Illinois, Kansas, Louisiana, Missouri, Ohio, Pennsylvania, Washington and West Virginia. The Company's significant construction materials activities include the manufacture and sale of ready-mixed concrete, construction aggregates, other concrete products and asphalt and road construction. The Company has operations at approximately 400 locations including ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 1995 the Company's construction materials operations accounted for 46 percent of consolidated net sales, after the elimination of intracompany sales, and 16 percent of consolidated income from operations.

At December 31, 1995 Systech operated five facilities at cement plants in the U.S., including three plants that are owned by the Company. Systech processed approximately 44 million gallons of supplemental fuel in 1995. Systech's results of operations are included in the results of the Company's construction materials operations.

The executive offices of the Company are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 22091, and its telephone number is (703) 264-3600.



                      (a)  GENERAL DEVELOPMENT OF BUSINESS

In 1970, Lafarge Coppee (now Lafarge S.A.) acquired control of Canada Cement Lafarge Ltd. (now LCI) which was Canada's largest cement producer. In 1974, LCI extended its cement manufacturing operations into the United States through a joint venture which operated three cement plants in the United States. Following the termination of the joint venture in 1977, the Company (which was incorporated in Maryland in 1977 under the name Citadel Cement Corporation of Maryland) operated two of these U.S. cement plants. In 1981, a subsidiary of the Company acquired the common stock of General Portland Inc. ("General Portland"), the second largest cement producer in the U.S. In 1983, a corporate reorganization was effected which established the Company as the parent company of LCI and General Portland (General Portland was merged into the Company in 1988), and the Company's name was changed to Lafarge Corporation. In 1986, the Company purchased substantially all the assets of National Gypsum Company's Huron Cement Division, consisting of one cement plant, 13 cement terminals and related distribution facilities around the Great Lakes. Also in 1986, the Company acquired Systech. During 1989, 1990 and 1991, the Company significantly expanded its U.S. construction materials operations through acquisitions, the largest of which included 32 plant facilities in five states and substantial mineral reserves acquired from Standard Slag Holding Company headquartered in Ohio. The Company acquired Missouri Portland Cement Company, Davenport Cement Company and certain related companies and assets in 1991. This acquisition included three cement plants and 15 cement distribution terminals located in the Mississippi River Basin, more than 30 ready-mixed concrete and aggregate operations and the assets of a chemical admixtures business.


Restructuring

In December 1993, the Company announced the restructuring of its North American business units to be more efficient and cost competitive. The restructuring plan entailed the consolidation of 11 regional operating units into six in the Company's two main product lines. This consolidation was substantially completed by the end of 1995 and is slated for full completion in the first half of 1996. This consolidation has reduced management layers, eliminated duplicative administrative functions and standardized procedures and information systems. Manufacturing and distribution facilities were not materially affected by the restructuring.

The Company's North American organization includes three regions for construction materials: Western, based in Calgary, Alberta; Eastern, based in Toronto, Ontario; and U.S., based in Canfield, Ohio. Similarly, the cement group is divided into Western, Eastern and U.S. regions, with office locations in Calgary, Alberta; Montreal, Quebec; and Southfield, Michigan, respectively. A technical services group is maintained at the Company's research center in Montreal and corporate headquarters is in Reston, Virginia.

See page II-8 of Item 7 and page II-45 of Item 8 of this Annual Report for further discussion regarding the restructuring.


Recent Significant Divestments

In January 1995, the Company sold its 65 percent interest in a Texas aggregate operation for approximately $12.7 million in cash.

In December 1994, the Company sold 29 Texas ready-mixed concrete plants and five related sand and gravel plants. The sales price was approximately $32.6 million in cash.

In September 1994, the Company sold its Balcones cement plant in Texas, three cement terminals and an equity interest in an aggregate and asphalt company in Houston, Texas for approximately $95.8 million in cash, excluding working capital, and the repayment of $7.4 million of debt to the Company.

In February 1993, the Company sold its cement plant in Demopolis, Alabama. The sale also included seven cement distribution terminals and two terminal leases in the southeastern United States, a cement grinding plant and several barges. The sales price was approximately $50 million in cash. Systech continues to supply the Demopolis plant with waste-derived fuels.



               (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are closely integrated. For reporting purposes, the Company currently has only one industry segment, which includes the manufacture and sale of cement, ready-mixed concrete, precast and prestressed concrete components, concrete blocks and pipes, aggregates, asphalt and reinforcing steel. In addition, the Company is engaged in road building and other construction utilizing many of its own products. Its subsidiary, Systech, provides waste-derived fuels and alternative raw materials for use in cement kilns. Financial information with respect to the Company's product lines and geographic segments is set forth under Item 7 - Management's Discussion of Income on pages II-3 through II-25, Management's Discussion of Cash Flows on pages II-26 through II-28 and Item 8 - Consolidated Financial Statements and Supplementary Data on pages II-57 and II-58 of this Annual Report.

The Company's business is affected significantly by seasonal variations in weather conditions. Information with respect to quarterly financial results is set forth in Item 8 page II-68 of this Annual Report.

                     (c)  NARRATIVE DESCRIPTION OF BUSINESS


Cement Product Line

The Company manufactures and sells in Canada (through its subsidiary LCI) and in the United States various types of portland cement, a basic construction material manufactured principally from limestone and clay or shale. Portland cement is the essential binding ingredient in concrete, which is widely used in most types of residential, institutional, commercial and industrial construction. In addition to normal portland cement, the Company manufactures and sells a variety of special purpose cements, such as high early strength, low and moderate heat of hydration, sulphate resistant, silica fume, masonry and oilwell cement.

At December 31, 1995 the rated annual clinker production capacity of the Company's operating cement manufacturing plants was approximately 11.5 million tons with about 5.1 million tons in Canada and approximately 6.4 million tons in the United States. The Canadian Portland Cement Association's "Plant Information Summary Report" dated December 31, 1994 shows that the Canadian capacity is the largest of the cement companies in Canada and represented approximately 31 percent of the total active industry clinker production capacity in that country. This same report for the U.S. at December 31, 1994 shows that the Company's operating cement manufacturing plants in the United States accounted for an estimated 8 percent of total U.S. active industry clinker production capacity.

Cement Plants

The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of the Company's operating cement manufacturing plants at December 31, 1995. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.


                  Rated Annual Clinker Production Capacity of
                          Cement Manufacturing Plants
                               (In short tons) *


              United States Plants                                   Canadian Plants
  ------------------------------------------    --------------------------------------------------------

                                       Clinker                                                 Clinker
  Location          Process           Capacity        Location               Process          Capacity
  --------          -------           --------        --------               -------          --------
 Paulding, OH        Wet              470,500         Brookfield, N.S.         Dry               507,700
 Fredonia, KS        Wet              375,900         St. Constant, QUE        Dry             1,046,300
 Whitehall, PA       Dry      ***     676,200         Bath, ONT                Dry      ***    1,065,800
 Alpena, MI          Dry            2,295,700         Woodstock, ONT           Wet               559,900
 Davenport, IA       Dry      **      930,200         Exshaw, ALTA             Dry      **     1,185,500
 Sugar Creek, MO     Dry              516,600         Kamloops, B.C.           Dry               207,200
 Joppa, IL           Dry      ***   1,158,600         Richmond, B.C.           Wet               553,700
                                    ---------                                                  ---------

 Total capacity                     6,423,700         Total capacity                           5,126,100
                                    =========                                                  =========

 Total 1995 clinker production      5,767,300         Total 1995 clinker production            4,625,100
                                    =========                                                  =========

 1995 production as a percentage                      1995 production as a percentage
   of total capacity                       90%          of total capacity                            90%
                                     =========                                                 =========


     *      One short ton equals 2,000 pounds.

    ** Preheater, pre-calciner plants. The capacity of Exshaw's preheater, pre-calciner kiln is 53 percent of the plant's clinker production capacity.

   ***      Preheater plants.


All of the Company's cement plants are fully equipped with raw grinding mills, kilns, finish grinding mills, environmental protective dust collection systems and storage facilities. Each plant has facilities for shipping by rail and by truck. The Richmond, Alpena, Bath,

Davenport, Sugar Creek and Joppa plants have facilities for transportation by water. The Exshaw plant and the Kamloops limestone and cinerite quarries are located on sites leased on a long-term basis. The Company owns all other plant sites. The Company believes that each of its producing plants is in satisfactory operating condition.

At December 31, 1995, the Company owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Saskatoon, Saskatchewan; Montreal East, Quebec; Superior, Wisconsin and Port Manatee, Florida. The Fort Whyte grinding plant was shut down in 1994; furthermore, the Edmonton, Montreal East, Saskatoon and Superior grinding plants have been shutdown for several years as cement grinding has not been cost effective at these locations. These plants were used during 1995 for the storage of cement. The 600,000 ton cement grinding plant at Port Manatee, Florida was acquired in May 1995. The Company also owns a cement grinding plant and terminal facilities at Tampa, Florida. The Port Manatee and Tampa plants include facilities for receiving clinker and cement, respectively, by water. The Company owns clinker producing plants which have been shut down in Havelock, New Brunswick; Ft. Whyte, Manitoba and Metaline Falls, Washington.

With respect to the Company's Alpena plant, the second phase of the modernization program costing approximately $26 million was completed in early 1995 and involved additional improvements to the plant's raw materials handling and storage facilities. The facility upgrade and modernization program has reduced operating costs and increased the plant's rated annual cement production capacity to 2.5 million tons.


The Manufacturing Process

The Company manufactures cement by a closely controlled chemical process which begins with the crushing and mixing of calcium carbonates, argillaceous material (clay, shale or kaolin), silicates (sand) and iron-rich materials. Once mixed, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln. This mixing and grinding process may be done by either the wet or the dry process. In the wet process, the materials are mixed with water to form "slurry", which is heated in kilns, forming a hard substance called
"clinker".   In the more fuel-efficient dry process, the addition of water and the formation of slurry are eliminated, and clinker is formed by heating the dry raw materials. In the preheater process, which provides further fuel efficiencies, the dry raw materials are preheated by air exiting the kiln, and part of the chemical reaction takes place prior to entry of the materials into the kiln. In the pre-calciner process, an extension of the preheater process, heat is applied to the raw materials, increasing the proportion of the chemical reaction taking place prior to the kiln and, as a result, increasing clinker production capacity. After the addition of gypsum, the clinker is ground into an extremely fine powder called Portland cement. In this form, cement is the binding agent which, when mixed with sand, stone or other aggregates and water, produces either concrete or mortar.

The raw materials required to manufacture cement are obtained principally from operations which are owned by the Company or in which it has long-term quarrying rights. These sources are located close to the manufacturing plants except for the Joppa and Richmond quarries which are located approximately 70 and 80 miles, respectively, from the plant site. Each cement manufacturing plant is equipped with rock crushing equipment. At Richmond, the Company owns the reserves, but does not currently quarry them. The Company purchases limestone for Richmond from a local source. At Whitehall, Joppa and Kamloops the Company sub-contracts the quarry operations.

Fuel represents a significant portion of the cost of manufacturing cement. The Company has placed special emphasis on becoming, and has become, more efficient in its sourcing and use of fuel. Dry process plants generally consume significantly less fuel per ton of output than do wet process plants. At year-end approximately 78 percent and 87 percent of the Company's clinker production capacity in Canada and the United States, respectively, used the dry process.

As an additional means of reducing energy costs, most plants are now equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting the Company to take advantage of price variations between fuels.

The use of waste-derived fuels supplied by Systech has also resulted in substantial fuel cost savings to the Company. At December 31, 1995, the Company used industrial waste materials obtained and processed by Systech as fuel at three of the Company's United States cement plants. Waste-derived fuels supplied by Systech constituted approximately 8 percent of the fuel used by the Company in all of its cement operations during 1995.

The Company's three U.S. cement plants which utilize hazardous waste-derived fuels are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations. See pages II-18 through II-25 of Item 7 of this Annual Report for further discussion regarding the RCRA and BIF regulations.

The following table shows the possible alternative fuel sources of the Company's cement manufacturing plants in the United States and Canada at December 31, 1995.

     Plant Location                       Fuels
     --------------                       -----
United States:
        Paulding, Ohio. . . . . . .              Coal, Coke, Oil, Industrial Waste Materials
        Fredonia, Kansas. . . . . .              Coal, Industrial Waste Materials,
                                                 Natural Gas
        Whitehall, Pennsylvania . .              Coal, Oil, Coke, Tire Derived Fuel
        Alpena, Michigan. . . . . .              Coal, Coke, Industrial Waste Materials
        Davenport, Iowa . . . . . .              Coal, Coke, Oil
        Sugar Creek, Missouri . . .              Coal, Coke, Natural Gas, Waste Oil
        Joppa, Illinois . . . . . .              Coal, Coke

Canada:
        Brookfield, Nova Scotia . .              Coal, Coke, Oil, Waste Oil
        St. Constant, Quebec. . . .              Natural Gas, Oil, Coke, Pitch Fuel
        Bath, Ontario . . . . . . .              Natural Gas, Coke, Coal
        Woodstock, Ontario. . . . .              Natural Gas, Coal, Coke
        Exshaw, Alberta . . . . . .              Natural Gas
        Kamloops, British Columbia.              Natural Gas, Coal, Coke
        Richmond, British Columbia.              Natural Gas, Coke, Coal Tailings



Marketing

Cement is sold by the Company primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. The states in which the Company had the most significant U.S. sales in 1995 were Michigan and Florida. Other states in which the Company had significant sales include Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, Nebraska, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Tennessee, Wisconsin and Washington.

The provinces in Canada in which the Company had the most significant sales of cement products were Ontario and British Columbia, which together accounted for approximately 45 percent of the Company's total Canadian cement shipments in 1995. Other provinces in which the Company had significant sales include Alberta and Quebec. Approximately 35 percent of the Company's cement shipments in Canada were made to affiliates.

The Company sells cement to several thousand unaffiliated customers. No single unaffiliated customer accounted for more than 10 percent of the Company's cement sales during 1995, 1994 or 1993. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. The amount of backlog orders, as measured by written contracts, is normally not significant.

At December 31, 1995 sales offices in the United States were located in Buffalo, New York; Port Manatee, Florida; Fort Wayne, Indiana; Whitehall, Pennsylvania; Cleveland, Ohio; Lansing, Michigan; Milwaukee, Wisconsin; Seattle and Spokane, Washington; Kansas City, Missouri; Davenport, Iowa; Valley City, Bismarck and Grand Forks, North Dakota and Nashville, Tennessee.

At December 31, 1995 sales offices in Canada were located in Moncton, New Brunswick; Quebec City and Montreal, Quebec; Toronto, Ontario; Winnipeg, Manitoba; Regina and Saskatoon, Saskatchewan; Edmonton, Alberta; and Kamloops and Vancouver, British Columbia.

Distribution and storage facilities are maintained at all cement manufacturing and finishing plants and at approximately 90 other locations including six deep water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be shipped economically considerably greater distances. Cement is distributed primarily in bulk but also in paper bags.

The Company utilizes trucks, rail cars and waterborne vessels to transport cement from its plants to distribution points or directly to customers. Transportation equipment is owned, leased or contracted for as required. In addition, some customers in the United States make their own transportation arrangements and take delivery of cement at the manufacturing plant or distribution point.

Construction Materials Product Line

The Company is engaged in the production and sale of ready-mixed concrete, aggregates, asphalt, precast and prestressed concrete, concrete block, concrete pipe and other related products. The Company is also engaged in highway and municipal paving and road building. During 1995, 1994 and 1993 no single unaffiliated customer accounted for more than 10 percent of the Company's construction materials sales.

LCI is the only producer of ready-mixed concrete and construction aggregates in Canada that has operations extending from coast to coast. Ready-mixed concrete plants mix controlled portions of cement, water and aggregates to form concrete which is sold primarily to building contractors and delivered to construction sites by mixer trucks. In addition, management believes that LCI is one of the largest manufacturers of precast concrete products and concrete pipe in Canada. These products are sold primarily to contractors engaged in all phases of construction activity. The Company owns substantially all of its ready-mixed concrete, concrete products and aggregates plants and believes that all such plants are in satisfactory operating condition.

The Company owned or had a majority interest in 328 construction materials facilities in Canada at December 31, 1995. Of these, 119 are ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 46 percent of the plants are located), Alberta, Quebec and British Columbia. The Company also owns ready-mixed concrete plants in New Brunswick, Nova Scotia, Saskatchewan and Manitoba. The Company owns 133 construction aggregates facilities in Canada, approximately 41 percent of which are located in Ontario. The other aggregates facilities are located in Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia. The Company's 30 Canadian asphalt facilities are also concentrated primarily in Ontario with the remaining plants in Alberta, Nova Scotia, New Brunswick and Quebec. The Company owns a total of 46 precast and prestressed concrete, concrete block and concrete pipe plants and miscellaneous other construction materials operations in Ontario (where approximately 50 percent of the plants are located), Alberta, British Columbia, Manitoba, Quebec, New Brunswick and Nova Scotia.

In the U.S., the Company owned or had a majority interest in 61 construction materials facilities at year end. Of these, 32 are ready-mixed concrete plants concentrated in Missouri, and to a lesser extent,

Louisiana, Ohio and Kansas. Of the Company's 20 U.S. construction aggregates facilities, 9 are in Ohio, 4 in Pennsylvania, with the remainder located in Illinois, Missouri, Washington and West Virginia. The Company owns a total of 9 concrete paving stone, trucking and miscellaneous other construction materials operations located in Ohio, Michigan, Pennsylvania and Missouri.

In addition, the Company has minority interests in a number of smaller companies primarily engaged in the manufacture and sale of ready-mixed concrete, other concrete products and aggregates in Canada and the U.S.

Systech Environmental Corporation provides waste-derived fuels and alternative raw materials for use in cement kilns. Using a technology called co-processing, Systech provides high BTU value waste as a fuel substitute for coal, natural gas and petroleum coke in heating the cement kiln. Co-processing preserves natural resources and serves as a safe and efficient method to manage selected waste. In addition, co-processing makes the cement plant more competitive by reducing fuel cost, which represents about 14 percent of cement manufacturing cost.


Research, Development and Engineering

The Company is involved in research and development through its own technical services laboratories and through its participation in the Portland Cement Association. In addition, Lafarge S.A., LCI and the Company are parties to agreements relating to the exchange of technical and management expertise under which the Company has access to the research and development resources of Lafarge S.A. Research is directed toward improvement of existing technology in the manufacturing of cement, concrete and related products as well as the development of new manufacturing techniques and products. Systech is also engaged in research and development in an effort to further develop the technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $6.6 million, $5.5 million and $6.2 million for 1995, 1994 and 1993, respectively. This includes amounts accrued for technical services rendered by Lafarge S.A. to the Company, under the terms of the agreements discussed above, of $5.5 million during 1995, $4.3 million during 1994 and $4.8 million during 1993.

Capital Expenditures and Asset Dispositions

The Company's business is relatively capital-intensive. During the three-year period ended December 31, 1995 the Company's capital expenditures were approximately $276 million, principally for the modernization or replacement of existing equipment. Of this amount, approximately 60 percent related to cement operations and 40 percent to construction materials operations. During the same period, the Company also invested approximately $49 million in various acquisitions that expanded its market and product lines. Of this amount, approximately 45 percent related to cement operations and 55 percent to construction materials.

In January 1996, the Company acquired the remaining interest in Tews Company, a ready-mixed concrete and building materials supplier located in the greater Milwaukee area. In May 1995, the Company purchased all of the issued and outstanding capital stock of National Portland Cement Company which operated a grinding plant in Port Manatee, Florida. In April 1995, the Company acquired the Grey Stone cement terminal in Wilder, Kentucky and effective September 9, 1994, the Company acquired the Red Rock Cement terminal in St. Paul, Minnesota. In December 1993, the Company purchased from Koch Industries, Inc. a plant at Spragge, Ontario for grinding iron blast furnace slag into slag cement. In April 1993, the Company entered into a joint venture, Richvale-York Block Inc., with another block producer to carry on its concrete block business in the Greater Metropolitan Toronto area. The Company is the majority shareholder in this joint venture which owns two modern block plants that are strategically located in this market.

See General Development of Business - "Recent Significant Divestments" for a discussion on the sale of certain significant non strategic assets. During 1995, 1994 and 1993, the Company disposed of various surplus properties, none of which were material.

In 1995 the Indianapolis, Indiana terminal facility was shut down. Cement terminal facilities in St. Louis, Missouri and Houston, Texas were shut down in February 1993. During 1994, the Company sold the St. Louis terminal land and intends to sell the land on which the Houston terminal was located.

Environmental Matters

The Company's operations, like those of other companies in similar businesses, involve the use, release/discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. The major environmental statutes and regulations affecting the Company's business and the status of certain environmental enforcement matters involving the Company are discussed in Item 7 of this Annual Report in the "Environmental Matters" section of Management's Discussion and Analysis beginning on page II-18. Additionally, certain enforcement matters are described in Item 3 (Legal Proceedings) of this Annual Report.


Employees

As of December 31, 1995, the Company and its subsidiaries employed 6,624 individuals of which 4,043 were hourly employees. Approximately 1,041 of these hourly employees were engaged in the production of portland cement products and 3,002 were employed in the Company's construction materials operations. Salaried employees totalled 2,581. These employees generally perform work in administrative, managerial, marketing, professional and technical endeavors. Overall, the Company considers its relations with employees to be satisfactory.

-       U.S. Cement Operations

The majority of the Company's 551 U.S. hourly employees are represented by labor unions. During 1995 labor agreements were negotiated at cement plants located at Paulding, Ohio and Davenport, Iowa and distribution terminals located at Detroit and Saginaw, Michigan and Oswego and Buffalo, New York. Two more agreements expired in 1995 but were not renewed at Ownesboro, Kentucky (now non-union) and Forestview, Illinois. During 1996, agreements will expire at the Fredonia, Kansas cement plant and distribution terminals at Cleveland and Toledo, Ohio; Duluth, Minnesota; Superior, Wisconsin and Waukegan, Illinois.

-       U.S. Construction Materials Operations

The Company's 1,133 U.S. construction materials employees consist of 845 hourly employees and 288 salaried employees. During 1995, the Company sold its interest in a Texas aggregate operation and acquired ready-mixed concrete operations in Missouri and Louisiana.

In the U.S., approximately 75% of hourly employees are covered by 20 collective bargaining agreements with 6 major unions. During 1995, 3 collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. During 1996, 8 labor agreements will expire and are expected to be successfully concluded without a work stoppage.

-       Canadian Cement Operations

Substantially all of the 490 Canadian cement hourly employees are covered by labor agreements. In 1995, agreements were reached at the Kamloops, British Columbia; Bath, Ontario and Brookfield, Nova Scotia cement plants, and distribution terminals at Montreal East, Quebec and Winnipeg, Manitoba. In 1996, the agreement will expire at the Stoney Creek, Ontario slag plant.

-       Canadian Construction Materials Operations

Employees working in the Canadian construction materials operations totalled 2,915 at the end of 1995 with 2,157 hourly employees and 758 salaried employees.

In western Canada, hourly employees are covered by 31 collective bargaining agreements with several unions. During 1995, 16 collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. Seven other contracts expired on December 31, 1995 and are expected to be renegotiated early in 1996. During 1996, 8 labor agreements will expire.

In eastern Canada, hourly employees are covered by 63 collective bargaining agreements with a number of unions. There are 40 non-union business units in which negotiations are held directly with employees. During 1995, 33 collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. Thirty collective bargaining agreements will expire in 1996 throughout eastern Canada.

All labor and benefit agreements covering hourly bargaining unit employees which expire in 1996 are expected to be successfully concluded without a work stoppage.

Competition

The competitive marketing radius of a typical cement plant for common types of cement is approximately 250 miles except for waterborne shipments which can be economically transported considerably greater distances. Cement, concrete products and aggregates and construction services are sold in competitive markets. These products and services are obtainable from alternate suppliers. Vigorous price, service and quality competition is encountered in each of the Company's primary marketing areas.

The Company's operating cement plants located in Canada represented an estimated 31 percent of the rated annual active clinker production capacity of all Canadian cement plants at December 31, 1994. The Company is the only cement producer serving all regions of Canada. The Company's largest competitor in Canada accounted for approximately 23 percent of rated annual active clinker production capacity. The Company's operating cement plants located in the United States at December 31, 1994 represented an estimated 8 percent of the rated annual active clinker production capacity of all U.S. cement plants. The Company's three largest competitors in the United States accounted for 14, 7 and 6 percent, respectively, of the rated annual active clinker production capacity. The preceding statements regarding the Company's ranking and competitive position in the cement industry are based on the U.S. and Canadian Portland Cement Industry: "Plant Information Summary Report" dated December 31, 1994.


  (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
                                     SALES

The information with respect to foreign and domestic operations and export sales is set forth on pages II-57 and II-58 of Item 8 - Financial Statements and Supplementary Data of this Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following tabulation sets forth as of March 29, 1996 the name and age of each of the executive officers of the Company and indicates all positions and offices with the Company held by them at said date.


       Name                                      Position                                              Age
------------------                    -----------------------------                                    ---
Bertrand P. Collomb                   Chairman of the Board                                              53

Michel Rose                           President and Chief Executive Officer                              53

Edward T. Balfe                       Executive Vice President and                                       54
                                      President Construction Materials Group

Duncan Gage                           Executive Vice President and                                       46
                                      President U.S. Cement Operations

Peter H. Cooke                        Executive Vice President and                                       47
                                      President - Canadian Cement Operations

H. L. Youngblood                      Senior Vice President and                                          60
                                      President - Western Cement Region

Patrick Demars                        Senior Vice President -                                            47
                                      Corporate Technical Services

Guillaume Roux                        Senior Vice President -                                            36
                                      Planning and Marketing

Thomas W. Tatum                       Senior Vice President -                                            59
                                      Human Resources

Larry J. Waisanen                     Senior Vice President and                                          45
                                      Chief Financial Officer

John C. Porter                        Vice President and Controller                                      57

David C. Jones                        Vice President - Legal Affairs and                                 54
                                      Secretary

David W. Carroll                      Vice President - Environment and                                   49
                                      Government Affairs

Kevin C. Grant                        Treasurer                                                          40

Bertrand P. Collomb was appointed to his current position in January 1989. He has also served as Chairman of the Board and Chief Executive Officer of Lafarge S.A. since August 1, 1989. From January 1, 1989 to August 1, 1989 he was Vice Chairman of the Board and Chief Operating Officer of Lafarge S.A., and from 1987 until January 1, 1989 he was Senior Executive Vice President of Lafarge S.A. He served as Vice Chairman of the Board and Chief Executive Officer of the Company from February 1987 to January 1989.

Michel Rose was appointed to his current position in September 1992. He previously served as President and Chief Executive Officer of Orsan, a former Lafarge S.A. subsidiary, from 1987 until September 1992. Since 1989 he has served as Senior Executive Vice President of the Lafarge S.A. Group.

Edward T. Balfe was appointed to his current position in July 1994. Prior to that he served as Senior Vice President of the Construction Materials Group. He served as President of the Company's Construction Materials Eastern Region and President and General Manager of Permanent Lafarge, a construction materials affiliate of the Company, from 1990 to 1993. He had served as President and General Manager of Permanent Lafarge from 1986 - 1990.

Duncan Gage was elected to his current position effective March 1, 1996. From October 1994 to February 1996 he was Senior Vice President and President of the Company's U.S. Cement Region. He previously served as Senior Vice President - Planning and Development from January 1994 to September 1994. He served as Senior Vice President and President of the Company's Southern Region from May 1992 to December 1993. He also served as President of Parker Lafarge, a former construction materials affiliate of the Company, from 1990 to 1992 and President of Francon Lafarge, another construction materials affiliate of the Company, from 1987 to 1990.

Peter H. Cooke was elected to his current position effective March 1, 1996. He previously served as Senior Vice President and President of the Company's Eastern Cement Region from July 1990 to February 1996. Prior to that he was Vice President of Operations of the Company's Great Lakes Region from April 1987 to June 1990.

H. L. Youngblood was appointed to his current position in January 1989. He served as Vice President - Distribution of the Company's Great Lakes Region from May 1987 to January 1989.

Patrick Demars was appointed to his current position effective February 1991. He previously served as Vice President - Products and Process of the Company's Corporate Technical Services operations from July 1990 to January 1991. He was a Regional Vice President at CNCP, a Brazilian subsidiary of Lafarge S.A., from July 1986 to June 1990.

Guillaume Roux was appointed to his current position effective February 1, 1996. From May 1994 to January 1996 he served as Deputy General Manager of Clause Semences, a former subsidiary of Lafarge S.A. Prior to that, he served as a Vice President in the Lafarge S.A. Finance Department from November 1992 to May 1994. He was Chief Financial Officer of Harris Moran Seeds Company, a former subsidiary of Lafarge S.A., from May 1989 to November 1992.

Thomas W. Tatum was appointed to his current position in April 1987.

Larry J. Waisanen was appointed to his current position effective January 1, 1996. He served as Assistant General Manager of Lafarge S.A.'s interests in Turkey from May 1992 to December 1995. Prior to that he served as Vice President Controller of Lafarge S.A. from March 1989 to April 1992.

John C. Porter was appointed to his current position in September 1990. He served as Vice President and Controller of the Company's Great Lakes Region from April 1989 until September 1990.

David C. Jones was appointed to his current position in February 1990. He served as Corporate Secretary of the Company from November 1987 to February 1990.

David W. Carroll was appointed to his current position in February 1992. He served as Director Environmental Affairs of the Company from February 1990 to February 1992. Prior to that he was Director Environmental Programs for the Chemical Manufacturers Association from 1978 to 1990.

Kevin C. Grant was appointed to his current position effective June 1, 1995. He previously served as Vice President - Human Resources Development from June 1994 to June 1995. He also was Sales Manager from June 1992 to June 1994 and Manager of Strategic Studies from June 1991 to June 1992 for Lafarge Fondu International, a subsidiary of Lafarge S.A.

There is no family relationship between any of the executive officers of the Company or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of the Company expires on the date of the next annual meeting of the Board of Directors, scheduled to be held on May 7, 1996.

ITEM 2.  PROPERTIES

Information set forth in Item 1 of this Annual Report, insofar as it relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by the Company, is incorporated herein by reference in answer to this Item 2.

All of the Company's cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants and miscellaneous properties, are owned by the Company free of major encumbrances, except the Exshaw plant and the Kamloops limestone and cinerite quarries.

The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

The Kamloops plant, as well as the gypsum quarry which serves this plant, is on land owned by the Company. The limestone and cinerite quarries are on land leased from the province of British Columbia until March 2022.

Limestone quarry sites for the cement manufacturing plants in the United States are owned and are conveniently located near each plant except for the Joppa plant quarry which is located approximately 70 miles from the plant site. At December 31, 1995, the Company also owned substantial reserves which previously supplied raw materials to former cement production facilities located at Miami and Tampa, Florida and Fort Worth, Texas. The Tampa plant is now operated as a cement grinding and distribution facility. Most of the Miami property was sold in January 1996.

LCI's quarrying rights for limestone used by cement manufacturing plants in the Canadian provinces of Quebec, Nova Scotia, Ontario, Alberta and British Columbia, are held under quarry leases, some of which require annual royalty payments to the provincial authorities. Management of the Company estimates that its limestone reserves for the cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum, are either obtained from reserves owned by the Company or are purchased from suppliers and are readily available.

Deposits of raw materials for the Company's aggregate producing plants are located on or near the plant sites. These deposits, due to their varying nature, are either owned by the Company or leased upon terms which permit orderly mining of reserves.

ITEM 3.        LEGAL PROCEEDINGS

During 1989 and 1990, CSX Transportation, Inc., Metro-North Commuter Railroad Company, National Railroad Passenger Corp., Peerless Insurance Company and Massachusetts Bay Transit Authority (the "Railroads") filed actions against Lone Star Industries Inc. and affiliates ("Lone Star") for damages resulting from its fabrication and sale of allegedly defective concrete railroad ties to the Railroads. The Company and LCI were named in third party actions in which Lone Star claimed indemnity for liability to the Railroads, for damages to its business and for costs and losses suffered as a result of the Company and LCI supplying allegedly defective cement used by Lone Star in the fabrication of the railroad ties. The damages claimed total approximately $226.5 million. The Company denied the allegations and vigorously defended against the lawsuits (the "Lone Star Case"). During September and October 1992, Lone Star entered into agreements with all five plaintiff Railroads settling their claims regarding the Lone Star Case for an amount totaling approximately $66.7 million. These settlements were submitted to and approved by the United States Bankruptcy Court for the Southern District of New York which handled the Lone Star bankruptcy. Lone Star commenced trial in November 1992 in its third party complaint against the Company and LCI seeking indemnity for the Railroads' claims in addition to its own claim for business destruction. A jury verdict in this case reached in December 1992 awarded Lone Star $1.2 million as damages. Both Lone Star and the Company and LCI appealed the trial court verdict to the United States Court of Appeals for the Fourth Circuit which in April 1994 reversed the verdict, remanded the case to the district court for retrial on damages and liability and reinstated Lone Star's claim under Massachusetts Chapter 93A which prohibits unfair and deceptive trade practice and provides for recovery of double or treble damages and attorneys' fees. The re-trial of this suit began on October 24, 1994 with Lone Star claiming approximately $88.8 million in damages. On November 30, 1994 the jury returned a verdict in favor of the Company on the claims of implied warranty, negligence, fraud and indemnification but found in favor of Lone Star on the claim of breach of express warranty in the amount of $8.9 million. On December 20, 1994 the Court entered partial summary judgment in the amount of the verdict plus prejudgment interest of $0.9 million. Subsequently on April 3, 1995 the Court ruled in favor of the Company and LCI on Lone Star's Massachusetts Chapter 93A claims awarding it nothing and entered its final judgment awarding Lone Star $8.4 million damages and $0.9 million prejudgment interest. In August 1994 Lone Star commenced a new suit against the Company and LCI for damages as a result of conduct which parallels that alleged in the Lone Star Case involving approximately

8,000 railroad ties sold three railroads, a construction company and the U.S. Navy and claiming an amount not less than $11.2 million plus double or treble damages under Massachusetts Chapter 93A and attorneys' fees ("Union Pacific Case"). Because the case was not filed until August 1994, it was not included in the disposition of the Lone Star Case.

In May 1995 Lone Star appealed and the Company and LCI cross appealed the Court's final judgment order to the United States Court of Appeals for the Fourth Circuit. During the pendency of this appeal the parties agreed to settle the Lone Star Case, the Union Pacific Case, and all other claims or potential claims Lone Star has or had concerning allegedly defective cement supplied by the Company or LCI and used in concrete railroad ties for a cash payment of $11.2 million which was paid on August 31, 1995 and the cases were dismissed with prejudice. The settlement was funded by payments from the Company's and LCI's insurers except for $4.865 million which was paid by the Company and for which the Company and LCI have sought repayment through litigation.

In late 1990 Nationwide Mutual Insurance Company ("Nationwide"), one of the Company's primary insurers during the period when allegedly defective cement was supplied to Lone Star by the Company, filed a complaint for declaratory judgment against the Company, several of its affiliates and eleven other liability insurers of the Company (the "Coverage Suit"). The complaint sought a determination of all insurance coverage issues in the Lone Star Case. The Company answered the complaint, counter-claimed against Nationwide, cross-claimed against the co-defendant insurers and filed a third party complaint against 36 additional insurers. In 1991, the Company and Nationwide entered into a settlement agreement pursuant to which Nationwide settled its claim in the Coverage Suit and, among other things, paid the Company a portion of past due defense expenses in the Lone Star Case, promised to pay its proportion of continuing defense expenses therein and to post the entire remaining aggregate limits of its policies as reserves to be used in the Lone Star Case, if necessary. In September 1995 the Company and LCI commenced suit in the U.S. District Court for the District of Maryland against National Union Fire Insurance Company of Pittsburgh, PA ("NUF") as a result of its failure to contribute to the settlement of the Lone Star Case. The complaint includes claims for declaratory relief regarding NUF's obligation to pay $4.865 million in indemnity under its insurance policy, breach of contract, violations of the Texas Insurance Code and common law bad faith. This case was severed from the Coverage Suit and is expected to be tried sometime in the first half of 1996. The Coverage Suit was tried to a jury from mid October to early November 1995. On November 2, 1995 the jury awarded the Company and LCI approximately $19.5 million of the $27.5 million sought as the necessary and reasonable expenses incurred in defense of the Lone Star Case. After the jury returned its verdict the Court ruled on the Company's motion to mold the verdict and awarded it pre and post judgment interest, apportioned the policy deductibles, determined the equitable apportionment of the verdict among the defendant insurers and entered its final judgment order effective January 16, 1996. The Company and LCI have settled with all but two of their insurers and have appealed certain issues in this matter to the Court of Appeals.

Since 1992, a number of owners of buildings located in eastern Ontario, Canada most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. The largest of these cases involves claims by approximately 118 plaintiffs complaining about 80 basement foundations including a 20-unit condominium. Together, these and other plaintiffs are claiming more than Cdn. $62 million against Bertrand, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. LCI has been served with third- or fourth-party claims by Bertrand in most of the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective fly ash. Bertrand has amended all of its claims to allege that the cement supplied by LCI is also defective. In July 1995, the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. It has introduced third and fourth party claims against its insurers to have the insurance coverage issues dealt with by the Court at the same time as the liability case. The Company believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

The State of Michigan has contacted the Company and the former owner of the Company's Alpena cement plant seeking remediation of an old CKD pile from which it alleges there is runoff of hazardous substances into Lake Huron. The Company has advised the state that it is not responsible for remediating this property because the property was expressly excluded in the purchase agreement pursuant to which the Company acquired the plant. The Company has advised the former plant owner of the Company's position on this matter and has filed a legal action in federal district court seeking to have the deed reformed to be consistent with the asset purchase agreement. This action has been transferred to the bankruptcy court for the Northern District of Texas which administered the bankruptcy proceedings of the former plant owner. The Company is awaiting the bankruptcy court's determination in this matter.

In June 1994, the Company was sued by approximately 24 plaintiffs for injury to and death of passengers and observers of a collision between a ready-mixed concrete truck owned by the Company and a church van which occurred in 1992. The plaintiffs contend that the negligent acts and omissions of the driver and the Company constitute the proximate cause of the accident and all of the plaintiffs' injuries and damages arising therefrom. The claim for damages is approximately $106 million. The Company tendered its policy limits under its primary insurance policy and transferred control of the defense of this litigation to the excess insurance carrier, which paid $9.2 million in settlement of this litigation in 1995.

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

The Company is involved in certain other legal actions and claims. It is the opinion of management that all such legal matters will be resolved without material effect on the Company's Consolidated Financial Statements.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None during the fourth quarter ended December 31, 1995.

                                    PART II


ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

Information required in response to Item 5 is reported in Item 7, pages II-31 and II-32 of this Annual Report and is incorporated herein by reference.

On March 8, 1996, 60,999,014 Common Shares were outstanding and held by 2,972 record holders. In addition, on March 8, 1996, 8,499,924 exchangeable preference shares of LCI, which are exchangeable at the option of the holder into Common Shares on a one-for-one basis and have rights and privileges that parallel those of the Common Shares, were outstanding and held by 6,826 record holders.

The Company may obtain funds required for dividend payments, expenses and interest payments on its debt from its operations in the U.S., dividends from its subsidiaries or from external sources, including bank or other borrowings.

ITEM 6.   SELECTED FINANCIAL DATA

The table below summarizes selected financial information for the Company. For further information, refer to the Company's consolidated financial statements and notes thereto presented under Item 8 of this Annual Report.

                                                                SELECTED CONSOLIDATED FINANCIAL DATA
                                                              (in millions except as indicated by an *)

                                                                         Years Ended December 31
                                             ---------------------------------------------------------------------------
                                                 1995          1994            1993            1992              1991
                                             ---------------------------------------------------------------------------
OPERATING RESULTS
Net Sales                                    $    1,472.2     $1,563.3       $1,494.5         $1,511.2         $1,568.8
                                             ===========================================================================

INCOME BEFORE THE FOLLOWING ITEMS:           $      185.4     $  141.9       $   70.2         $   28.0         $   17.7
Interest expense, net                               (15.2)       (28.8)         (42.7)           (49.4)           (52.0)
Income taxes                                        (40.6)       (32.5)         (21.6)           (15.7)           (16.1)
                                             ---------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES                                        129.6         80.6            5.9            (37.1)           (50.4)
Cumulative effect of change in
  accounting principles                                 -            -              -            (63.5)               -
                                             ---------------------------------------------------------------------------
NET INCOME (LOSS)                                   129.6         80.6            5.9           (100.6)           (50.4)
Depreciation and depletion                           90.2         97.5          108.5            117.6            112.1
Cumulative effect of change in
  accounting principles                                 -            -              -             63.5                -
Restructuring                                        (4.8)       (13.6)          21.6                -                -
Other items not affecting cash                      (96.7)       (16.5)          18.9             (3.8)            10.9
                                             ---------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATIONS              $      118.3     $  148.0       $  154.9         $   76.7         $   72.6
                                             ===========================================================================

TOTAL ASSETS                                 $    1,713.9     $1,651.4       $1,687.7         $1,767.4         $1,836.4
                                             ===========================================================================
FINANCIAL CONDITION AT YEAR END
Working Capital                              $      448.6     $  402.3       $  315.4         $  253.0         $  253.5
Property, plant and equipment, net                  797.0        751.9          880.7            982.3          1,056.3
Other assets                                        198.3        192.4          221.8            205.0            209.0
                                             ---------------------------------------------------------------------------
TOTAL NET ASSETS                             $    1,443.9     $1,346.6       $1,417.9         $1,440.3         $1,518.8
                                             ===========================================================================
Long-term debt                               $      268.6     $  290.7       $  373.2         $  515.2         $  564.6
Other long-term liabilities                         194.3        214.5          253.0            225.2            112.2
Shareholders' equity                                981.0        841.4          791.7            699.9            842.0
                                             ---------------------------------------------------------------------------
TOTAL CAPITALIZATION                         $    1,443.9     $1,346.6       $1,417.9         $1,440.3         $1,518.8
                                             ===========================================================================
COMMON EQUITY SHARE INFORMATION
Net income (loss)*                           $       1.88     $   1.18       $   0.10         $  (0.63)(a)     $  (0.90)
Dividends*                                   $      0.375     $   0.30       $   0.30         $   0.30         $   0.35
Book value at year end*                      $      14.17     $  12.34       $  11.84         $  11.79         $  14.85
Average shares and equivalents
  outstanding                                        69.0         68.3           61.6             58.7             55.9
Shares outstanding at year end                       69.2         68.2           66.9             59.4             56.7
                                             ===========================================================================
STATISTICAL DATA
Capital expenditures                         $      121.9     $   95.4       $   58.4         $   54.9         $   95.8
Acquisitions                                 $       29.3     $    4.7       $   15.2         $    4.3         $   11.1
Net income (loss) as a percentage
  of net sales*                                       8.8%          5.2%          0.4%            (2.5)%(a)        (3.2)%
Return on average shareholders'
  equity*                                            14.2%          9.9%          0.8%            (4.8)%(a)        (5.8)%
Long-term debt as a percentage
  of total capitalization*                           18.6%         21.6%         26.3%            35.8 %           37.2 %
Number of employees at year end*                    6,600         6,500         7,400            7,700            7,900
Exchange rate at year end
  (Cdn. to U.S.)*                                   0.733         0.713         0.755            0.787            0.865
Average exchange rate for year
  (Cdn. to U.S.)*                                   0.729         0.732         0.775            0.828            0.873
                                             ===========================================================================

(a)      Before cumulative effect of change in accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and alysis should be read in conjunction with the consolidated financial statements and notes thereto:

MANAGEMENT'S DISCUSSION OF INCOME

The Consolidated Statements of Income (Item 8, page II-38) summarize the Company's operating performance for the past three years. To facilitate analysis, sales and operating profit will be discussed by product line and are summarized in the table on page II-4 (in millions). The Company's two product lines are:

1. Cement - the production and distribution of portland and specialty cements and cementitious materials.

2. Construction materials - the production and distribution of ready-mixed concrete, construction aggregates, other concrete products, asphalt, road construction and the conversion of industrial waste into fuels and raw materials for use in cement kilns.

                                                                        Years Ended December 31
                                                          ----------------------------------------------------
                                                           1995                   1994                  1993
                                                          ----------------------------------------------------
 NET SALES
      Cement                                              $  901.6              $  876.6              $  801.4

      Construction Materials                                 683.2                 799.7                 802.2

      Eliminations                                          (112.6)               (113.0)               (109.1)
                                                          ----------------------------------------------------

 TOTAL NET SALES                                          $1,472.2              $1,563.3              $1,494.5
                                                          ====================================================
 GROSS PROFIT

      Cement                                              $  243.9              $  207.8              $  161.0

      Construction Materials                                  79.0                 100.8                  91.2
                                                          ----------------------------------------------------

 TOTAL                                                       322.9                 308.6                 252.2
                                                          ----------------------------------------------------
 OPERATIONAL OVERHEAD AND
    OTHER EXPENSES

      Cement                                                 (59.8)                (69.5)                (71.7)

      Construction Materials                                 (43.2)                (69.3)                (63.2)
                                                          ----------------------------------------------------
 TOTAL                                                      (103.0)               (138.8)               (134.9)
                                                          ----------------------------------------------------

 INCOME FROM OPERATIONS

      Cement                                                 184.1                 138.3                  89.3

      Construction Materials                                  35.8                  31.5                  28.0
                                                          ----------------------------------------------------
 TOTAL OPERATING PROFIT                                      219.9                 169.8                 117.3

 Corporate and Unallocated
     Expenses                                                (34.5)                (27.9)                (47.1)
                                                          ----------------------------------------------------

 TOTAL INCOME FROM OPERATIONS                               $185.4              $  141.9              $   70.2
                                                          ====================================================

 IDENTIFIABLE ASSETS

      Cement                                              $  756.9                $692.3              $  759.2

      Construction Materials                                 601.3                 605.0                 697.3

      Corporate and
            Unallocated Assets                               355.7                 354.1                 231.2
                                                          ----------------------------------------------------
 TOTAL ASSETS                                             $1,713.9              $1,651.4              $1,687.7
                                                          ====================================================

YEAR ENDED DECEMBER 31, 1995

During the second quarter of 1995, the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada of U.S. $30.1 million with corresponding adjustments in the U.S. The impact of this agreement was immaterial to consolidated net income. Management's Discussion and Analysis that follows excludes the impact of this agreement (except for the discussion on income taxes).


NET SALES

Net sales declined 6 percent in 1995 to $1,472.2 million from $1,563.3 million in 1994. However, after adjusting for sales from the Company's 1994 divestments in the U.S., net sales from continuing operations increased 4 percent. The divested operations were in Texas and include the Company's Balcones cement plant and three cement terminals, equity interests in two aggregate operations and an asphalt company, and ready-mixed concrete plants and related assets. The increase in net sales was mostly due to a 6 percent improvement in cement prices partially offset by weak construction activity in Canada and poor weather in the fourth quarter relative to 1994. Canadian net sales were $660.8 million, a 1 percent decline from 1994. U.S. net sales decreased 9 percent to $811.4 million due to the 1994 divestments partially offset by cement price improvement.

The Company's net sales from cement operations were $901.6 million, an increase of 3 percent. Excluding sales from the Company's Texas operations divested in 1994, net sales from continuing operations were 8 percent higher although cement shipments at 12.2 million tons were essentially flat. A decline in cement shipments in western Canada was offset by shipments from a cement
grinding plant in Florida that was acquired in early 1995.   Canadian net sales
increased 3 percent due to a 5 percent increase in average selling prices and higher shipments of cementitious products, offset by a 5 percent reduction in shipments reflecting lower demand in Quebec, British Columbia and Alberta and poor weather in the fourth quarter of 1995 compared to 1994. In the U.S., net sales were 3 percent higher as average prices increased 6 percent while cement shipments declined 5 percent. Excluding operations divested, revenues improved 9 percent while cement shipments were relatively flat. The increase in revenues was due to higher prices.

Net sales from the Company's construction materials and waste management operations were $683.2 million, down 15 percent from 1994. Net sales from continuing operations were only 1 percent lower than 1994. From continuing operations, ready mixed concrete volumes slipped 9 percent to 5.4 million cubic yards and aggregate volumes dropped 2 percent to 37.5 million tons. In Canada, ready-mixed concrete volumes were 10 percent lower, reflecting sharp declines in Quebec and British Columbia due to slowdowns in construction activity, partially offset by higher shipments to the fixed-link bridge project in the Atlantic Provinces. Aggregate volumes were 4 percent lower. Despite lower volumes, net sales in Canada declined only 1 percent because of price improvements in most product lines and higher shipments of concrete products. Net sales from continuing operations in the U.S. declined 1 percent. Ready-mixed concrete shipments decreased 6 percent mainly due to the construction slowdown in St. Louis; however, aggregate volumes were 3 percent higher.


GROSS PROFIT AND COST OF GOODS SOLD

The Company's gross profit as a percentage of net sales increased to 22 percent in 1995 from 20 percent in 1994. Cement gross profit was 27 percent compared to 24 percent in 1994. The increase was the result of higher prices and lower production costs in Canada, partially offset by the impact on U.S. margins of higher cement and clinker purchases. Construction materials gross profit margin was 12 percent in 1995, down slightly from 13 percent in 1994.

The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement production from continuing operations (in millions of tons) and the utilization rate of clinker production capacity.

                                                         Years Ended December 31
                                                    -------------------------------
                                                           1995           1994
                                                    -------------------------------
   Cement production                                      11.01          10.94
   Clinker capacity utilization                             90%            86%
                                                    ---------------------------------

Cement production increased 1 percent over 1994. Total U.S. cement production totalled 6.5 million tons, a 2 percent decrease from 1994. Clinker capacity utilization at U.S. plants was 90 percent in 1995 compared to 94 percent in 1994. Manufacturing setbacks at some U.S. plants necessitated higher purchases of cement and clinker to replace lost production. In Canada, cement production was 4.5 million tons, an increase of 5 percent from last year. Canadian clinker capacity utilization increased to 90 percent from 75 percent in 1994. Two idle kilns in eastern Canada were restarted for part of the year to supplement shipments to the U.S. Great Lakes market and to the fixed-link bridge project in the Atlantic Provinces. In addition, record production levels were achieved in western Canada.


SELLING AND ADMINISTRATIVE

Selling and administrative expenses were $141.1 million in 1995 compared to $163.4 million in 1994. The reduction resulted from the Company's staff reductions related to restructuring and from divestments. Selling and administrative expenses as a percentage of net sales declined to 9.6 percent in 1995 from 10.4 percent in 1994.


OTHER (INCOME) EXPENSE, NET

Other income and expense consists of items such as equity income, amortization of intangibles and gains and losses from divestitures. Other income, net was $3.5 million in 1995 compared to expense of $3.4 million in 1994. The change was the result of the absence of various nonrecurring charges and higher equity income partially offset by lower divestment gains from the sale of non strategic assets.

RESTRUCTURING

During 1995 and 1994, the Company spent $4.6 million (decreased by $.2 million of exchange rate impact) and $14.7 million (increased by $1.1 million of exchange rate impact), respectively, which was charged to the previously provided restructuring accrual (see Management's Discussion of Income on pages II-15 and II-16). The Company anticipates that the remaining accrual of $2.3 million will be spent in the first half of 1996 as the Construction Materials Group completes its restructuring.

In 1995 and 1994, the annual expense reductions (mostly from the termination of 273 employees through December 31, 1995) that resulted from the restructuring totalled approximately $14.0 million pre-tax and $10.0 million pre-tax, respectively, consistent with expectations. In 1994, these expense reductions were mostly offset by nonrecurring charges for development of the new financial system for construction materials and for secondary employee relocations that were triggered by the restructuring. The estimated annual savings upon full implementation of the restructuring plan, after reduction for savings identified for operations that have been divested, are $20 million pre-tax. This reduction is substantially consistent with Management's original expectations.


PERFORMANCE BY LINE OF BUSINESS

The Company's operating profit from cement operations (before corporate and unallocated expenses) was $184.1 million, $45.8 million better than 1994. The improvement resulted from higher sales prices in all markets reduced by higher plant costs and higher clinker and cement purchases in the U.S. The Company's Canadian operations reported an operating profit of $63.5 million, $20.6 million better than 1994. Higher prices throughout Canada, an increase in exports to the U.S. and lower plant costs at Exshaw were partially offset by lower sales volumes in Quebec, British Columbia and Alberta. In the U.S., operating profit was $120.6 million, $25.2 million higher than 1994. The improvement was due to higher prices partially offset by lower shipments, an increase in costs at some plants and the effect on margins of higher cement and clinker purchases.

The Company's operating profit from construction materials and waste management operations (before corporate and unallocated expenses) was $35.8 million, $4.3 million higher than 1994. The improvement was due mostly to the absence of nonrecurring charges of approximately $7 million at the Company's waste management operations that were recorded in 1994. The Canadian construction materials operations earned $21.5 million, $2.8 million better than last year. Ready-mixed concrete and aggregate margins improved in western Canada.
Concrete product margins in eastern Canada were up due to higher pipe sales. Selling and administrative expenses were lower due to staff reductions related to restructuring. The Company's U.S. operations contributed $12.6 million, $6.8 million worse than 1994. The lower earnings were mostly a result of the absence of earnings from divested operations in Texas and lower earnings in the northern aggregate operations due to higher operating costs.


TOTAL INCOME FROM OPERATIONS

The 1995 total income from operations was $185.4 million, $43.5 million better than 1994. The improvement was due to higher earnings in the Company's cement and waste management operations. Negative factors were lower earnings from the Company's construction materials operations and lower divestment gains. Operating profit from Canadian operations was $75.5 million, $25.6 million better than 1994. Operating profit from U.S. operations was $109.9 million, $17.9 million higher than 1994.


NET INTEREST EXPENSE

Net interest expense decreased by $13.6 million in 1995 due to lower average debt, higher average cash invested at higher interest rates and capitalized interest on construction in progress. Capitalized interest was $2.1 million and $0.7 million in 1995 and 1994, respectively.


INCOME TAXES

The following analysis of income taxes reflects the impact of the agreement with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. Income tax expense increased from $32.5 million in 1994 to $40.6 million in 1995. U.S. income taxes declined $7.0 million. U.S. earnings were essentially fully taxable in 1995 whereas earnings in 1994 benefited from the utilization of substantially all of the net operating loss carryforwards. In the third quarter, the U.S. tax provision was lowered by $23.0 million due to a reduction of a valuation allowance on deferred tax assets which had been recorded in 1992. The reduction stems from the favorable long-term outlook for the U.S. cement market, three consecutive years of taxable income in the U.S. and management's projection of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Therefore, management believes it is more likely than not that the related deferred tax assets will be realized. In Canada, taxes increased $15.1 million due to higher earnings. The Canadian effective income tax rates were 37.0 percent in 1995 and 46.9 percent in 1994. Certain elements of the Canadian income tax provision are fixed in amount. The decrease in the effective tax rate was caused by a lower percentage of these fixed amounts relative to the higher earnings experienced in 1995.


NET INCOME

In 1995, the Company reported record net income of $129.6 million compared to net income of $80.6 million in 1994. The earnings improvement was mainly due to an increase in cement prices, lower selling and administrative expenses, lower interest expense in the U.S. and the absence of nonrecurring charges related to waste management operations. Earnings were negatively impacted by lower divestment gains, the absence of earnings from divested operations and higher clinker and cement purchases in the U.S.


GENERAL OUTLOOK

For 1996, there is some uncertainty about short-term economic growth in Canada; however, it is expected that construction activity will approximate current levels in the United States.

In the cement group, the Company has announced price increases in essentially all markets. U.S. cement demand should continue to exceed domestic production capacity. The Company's Canadian operations will help offset the shortfall. The Portland Cement Association projects modest growth in U.S. cement demand for 1996 due to continued strength in the commercial, institutional and public works sectors. In Canada, the Portland Cement Association projects that cement demand will improve in Quebec after a poor showing in 1995, and a small increase is forecast in Ontario. Shipments in the Atlantic provinces are projected to remain moderately strong due to the fixed-link bridge project, which is scheduled to be completed in 1997. In western Canada, the Portland Cement Association projects a resumption of growth in demand over the next three years in British Columbia and 5 percent growth in the prairies in 1996.

In the Company's Construction Materials Group, the outlook for 1996 is favorable. The restructuring plan will be completed and should have a positive impact. In Canada, modest price and volume gains are anticipated across diverse product lines in the Eastern Region. Austerity measures taken by Ontario's new government will continue to impact public works construction. In the Atlantic provinces, concrete usage for the fixed-link bridge project is expected to increase. In the Western Region, shipments for 1996 are expected to be flat or decrease slightly in most product lines; however, pricing should improve. Reviewing the Company's U.S. markets, Kansas City is operating near a market peak while the St. Louis market is a concern as it has been extremely soft, particularly in the housing sector. However, the market outlook for the New Orleans and the northern aggregates divisions is positive.

YEAR ENDED DECEMBER 31, 1994


NET SALES

The Company's net sales increased 5 percent in 1994 to $1,563.3 million from $1,494.5 million in 1993. Excluding sales from the Company's operations divested in 1994 and 1993, net sales were 9 percent higher than 1993. These divested operations include the Company's Balcones cement plant in Texas, three cement terminals and an equity interest in an aggregates and asphalt company in Houston, Texas that were sold in September 1994 and the aggregate operations located in southern Ohio and Illinois which were sold in late 1993. The improvement in net sales was primarily due to 5 percent and 10 percent increases in cement and ready-mixed concrete shipments, respectively, and 6 percent higher cement prices. Partially offsetting these increases was the exchange rate impact resulting from a drop in the value of the Canadian dollar relative to the U.S. dollar. Canadian net sales were $666.8 million, an increase of 4 percent from 1993. U.S. net sales rose 5 percent to $896.5 million.

The Company's net sales from cement operations were $876.6 million, an increase of 9 percent. After adjusting for sales lost from the Company's operations divested in 1994 and 1993, net sales from continuing operations were 14 percent higher than 1993. Cement shipments rose in 1994 to 12.8 million tons from 12.3 million tons in 1993. Excluding shipments from the divested Texas cement plant, shipments from continuing operations increased 8 percent. All three cement regions had higher sales volumes than the previous year. Cement average net sales prices increased 6 percent over 1993. U.S. prices increased 7 percent and Canadian prices increased 4 percent, before exchange rate fluctuations, led by a 7 percent increase in eastern Canada. Canadian net sales and shipments increased 5 percent and 7 percent, respectively. Net sales were reduced by a drop in the value of the Canadian dollar relative to the U.S. dollar. Sales volumes in eastern Canada increased 8 percent due to strong domestic volumes resulting from Canada's $6 billion federal infrastructure renewal program. In the U.S., net sales were 11 percent higher while cement shipments increased 4 percent. Excluding operations divested, revenues and shipments from continuing operations increased 16 percent and 8 percent, respectively, over 1993. The improvement was due to the strong construction activity throughout the year, which resulted in U.S. cement consumption far exceeding domestic capacity.

Net sales from the Company's construction materials and waste management operations were $799.7 million, down slightly from $802.2 million in 1993. Net sales from continuing operations were 5 percent higher than 1993. Sales volumes from continuing operations in 1994 were higher in both of the group's primary product lines, ready-mixed concrete and construction aggregates. Ready-mixed concrete volumes climbed 10 percent to 6.7 million cubic yards from
6.1 million cubic yards in 1993, with the largest gains coming from midwestern and southern markets of the U.S. and the Atlantic and Ontario markets of Canada. As a result of divestments, aggregate volumes fell 3 percent in 1994 to 46.5 million tons from 48.1 million tons in 1993. Aggregate volumes from continuing operations rose 8 percent, reflecting growth in the eastern half of Canada and all U.S. markets. In Canada, net sales were up 4 percent despite the negative impact from the declining value of the Canadian dollar relative to U.S. currency. Compared to 1993, ready-mixed concrete and aggregate volumes in Canada increased approximately 6 percent due to 13 percent increases in each product line in eastern Canada. The improvement from the previous year was due to the continued growth in construction activity in Ontario and shipments to the fixed-link bridge project in the Canadian Maritimes. Net sales in the U.S. were 7 percent lower than 1993 mainly due to divested operations. Ready-mixed concrete volumes were 21 percent higher than a year ago while aggregate sales volumes from continuing operations rose 9 percent. The U.S. construction materials operations benefitted from a rebound in construction that took place in the midwest markets following the summer floods of 1993, the end of a drivers strike in St. Louis and strong activity in the southern markets and in the northern aggregate markets.


GROSS PROFIT AND COST OF GOODS SOLD

The Company's gross profit as a percentage of net sales improved from 17 percent in 1993 to 20 percent in 1994. Cement gross profit margin was 24 percent compared to 20 percent in 1993. The increase was a result of improved volumes and prices. Construction materials gross profit margin was 13 percent in 1994, up from 11 percent in 1993.

The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement production (in millions of tons) and the utilization rate of clinker production capacity.

                                                               Years Ended December 31
                                                          -------------------------------
                                                                 1994           1993
                                                          -------------------------------
   Cement production                                            10.94          10.37
   Clinker capacity utilization                                   86%            81%
                                                          ===============================


Cement production from continuing operations increased 6 percent from 1993 mainly due to the strong product demand in the U.S. Total U.S. cement production totalled 6.6 million tons, an increase of 5 percent from last year. In Canada, cement production was 4.3 million tons, up slightly from 4.1 million tons in 1993. Clinker capacity utilization at U.S. plants was 94 percent in 1994 compared to 90 percent in 1993 while Canadian capacity utilization increased to 75 percent from 72 percent in 1993. Capacity utilization in the Company's Canadian plants increased from higher cement shipments in Canada and higher exports to the U.S.

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


RESTRUCTURING

In the fourth quarter of 1993, the Company recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits) to cover the direct expenses of restructuring the Company's North American business units to increase organizational efficiency. The primary components of the restructuring charge were separation benefits for approximately 310 employees (after reduction for employees identified for operations that have been divested), employee relocation costs and retirement benefits for eligible employees electing early retirement. The charge also included office relocation and lease termination expenses.

The restructuring plan entailed the consolidation of 11 regional operating units into six units in the Company's two main product lines. This consolidation, which began in 1994 and will be substantially completed in 1995, will reduce management layers, eliminate duplicative administrative functions, and standardize procedures and information systems. Manufacturing and distribution facilities are not materially affected by the restructuring.

During 1994, the Company spent $14.7 million (includes $1.1 million of exchange rate impact) on the restructuring and anticipates that the remaining accrual of $6.9 million will be substantially spent in 1995 as the Construction Materials Group completes most of its restructuring.

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

PERFORMANCE BY LINE OF BUSINESS

The Company's operating profit from cement operations (before corporate and unallocated expenses) was $138.3 million, $49.0 million better than 1993. Cement results were better due to higher sales volumes and prices somewhat offset by higher maintenance costs and fuel costs per unit in certain Canadian plants and higher purchased clinker costs in the U.S. In Canada, operating profit totalled $42.7 million, $3.7 million higher than 1993. Higher sales volumes throughout Canada and higher prices in central and eastern Canada were partially offset by higher plant costs in certain cement plants. The Company's U.S. operations reported an operating profit of $95.6 million. This was $45.3 million better than 1993. Strong product demand coupled with a 7 percent increase in the average net sales price led to the improvement.

The Company's operating profit from its construction materials and waste management operations (before corporate and unallocated expenses) was $31.5 million, or $3.5 million better than 1993. Results were better due to significant improvement in the United States and moderate improvement in eastern Canada. Operating profit was reduced by development expenses for a new financial system and nonrecurring charges totalling approximately $7 million at the Company's waste management operations. The Company's Canadian operations contributed $16.4 million. This was $1.5 million worse than the prior year. Earnings were higher in eastern Canada due to increased ready-mixed concrete and aggregate volumes reflecting the continued improvement in economic conditions and shipments to the fixed-link bridge project. These earnings were more than offset by nonrecurring charges at the waste management operations and development expenses for the new financial system. The U.S. operations earned $15.1 million compared to $10.1 million in 1993. The improvement was the result of higher ready-mixed concrete and aggregate volumes due to increased construction activity following the 1993 floods in the midwest coupled with strong performance in Texas and the northern aggregate markets. Partially offsetting these improvements were nonrecurring charges at the waste management operations and development expenses for the new financial system.


TOTAL INCOME FROM OPERATIONS

In 1994, total income from operations was $141.9 million, $71.7 million better than 1993. The increase was mostly due to higher earnings in the Company's U.S. cement and construction materials operations, which accounted for 82 percent of the increase. Income from operations was also improved by higher divestment gains from the sale of non strategic assets and the absence of the one-time restructuring charge of $21.6 million in 1993. Offsetting these improvements were nonrecurring charges at the Company's waste management operations, a provision for settlement of a lawsuit, write-downs of surplus properties, expenses for development of a new financial system and interest rate swap expenses. Operating profit from Canadian operations was $49.9 million, $13.2 million better than 1993. The Company's operating profit from U.S. operations was $92.0 million, $58.5 million better than 1993.


NET INTEREST EXPENSE

Net interest expense decreased by $14.0 million in 1994 due to lower average net indebtedness, higher interest rates on investments and currency exchange gains on U.S. dollar denominated investments in Canada.


INCOME TAXES

Income tax expense increased from $21.6 million in 1993 to $32.5 million in 1994. In the U.S., taxes climbed only $2.0 million. The higher operating income coupled with the additional taxable income from divestments resulted in a current tax benefit from the utilization of most of the Company's net operating loss carryforwards in the U.S. Canadian income tax expense increased $8.9 million due to higher earnings. The Canadian effective income tax rates were 46.9 percent in 1994 and 46.1 percent in 1993.

NET INCOME

The Company reported net income of $80.6 million in 1994. This compares with net income of $5.9 million in 1993. The 1993 results included an after-tax charge of $16.4 million recorded in the fourth quarter related to the Company's restructuring plan. The Company's Canadian operations reported net income of $29.9 million, $9.4 million better than 1993. Earnings increased in eastern Canada due to the continued improvement in economic conditions. Canadian earnings also benefitted from an adjustment of overhead charges between the U.S. and Canada, the absence of the restructuring charge and higher interest income. Partially offsetting these gains were higher maintenance costs and fuel costs per unit in certain plants, nonrecurring charges related to waste management operations and expenses for the development of a new financial system for construction materials. In the U.S., net income was $50.7 million, $65.3 million better than 1993. The U.S. improvement resulted from an increase in cement shipments and prices, a 21 percent increase in ready-mixed concrete shipments, higher divestment gains and the absence of the restructuring charge. In addition, interest expense in the U.S. was $8.8 million lower than 1993. These increases were partially offset by higher purchased clinker costs at certain U.S. plants, nonrecurring charges related to waste management operations, a provision for settlement of a lawsuit and interest rate swap expenses.


ENVIRONMENTAL MATTERS

The Company's operations, like those of other companies engaged in similar businesses, involve the use, release/discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. The Company's environmental compliance program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of the Company's facilities, environmental guidance on key issues confronting the Company, routine training and exchange of information by its environmental professionals, an environmental recognition award program, and routine and emergency reporting systems.

The Company has been in, or is presently involved in, certain environmental enforcement matters in both the U.S. and Canada. Management's philosophy is to attempt to actively resolve such matters with the appropriate government authorities. In certain circumstances, notwithstanding management's belief that a particular alleged violation poses no significant threat to the environment, the Company may decide to resolve such matters by entering into a consent agreement and/or paying a penalty.

The Company currently operates three cement plants using hazardous waste-derived fuels that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations. The other BIF requirements include a permitting process, extensive recordkeeping of operational parameters, raw materials and waste-derived fuels use, and corrective action requirements for other solid waste management units at the facilities. The Company completed testing in 1995 recertifying that the three cement plants were in compliance with the BIF interim status emissions limitations. (These standards must be certified every three years until a final RCRA Part B permit is issued.)

The BIF regulations are extremely complex, and certain provisions have been subject to different interpretations. The Company in 1992 received three notices of violation and complaints from the U.S. Environmental Protection Agency ("EPA") and one from the State of Michigan Department of Natural Resources ("MDNR"). With the exception of the Paulding, Ohio cement plant, all the enforcement matters have been resolved by entering into a consent decree and paying a penalty. With respect to the Paulding plant, a substantive agreement has been reached on the terms of a consent agreement, penalty amount, and a supplemental environmental project. The EPA is drafting the consent agreement. In the interim, the Company has implemented the agreed upon substantive provisions. At the present time, the Company's BIF facilities are in substantial compliance with the existing requirements.

The Company's three BIF cement plants have submitted formal Part B permit applications which is the first step in the permitting process. The Fredonia, Kansas plant has recently completed its "test burn" which is the next step in establishing permit limitations for incorporation into a draft of the final Part B permit.

The EPA is in the process of revising its BIF requirements, using both RCRA and Clean Air Act authority. The EPA plans to publish proposed regulations for public review and comment in early 1996, and issue final regulations in 1997. Under the proposal, cement plants that continue using waste-derived fuels would have three years to meet these standards or other non-hazardous fuels must be substituted. The EPA plans to rely heavily on the Maximum Achievable Control Technology ("MACT") requirements of Title III of the Clean Air Act Amendments of 1990 (hazardous air pollutants) in conjunction with the risk-based authorities of RCRA. It is unclear at this time what the actual standards will be and the ability of Company's facilities to meet these standards without substantial capital investment. The Company plans to actively participate in the regulatory process and thereby help formulate the revised BIF standards that are reasonable, cost-effective, and comply with the RCRA and Clean Air Act statutory language.

A by-product of many of the Company's cement manufacturing plants is cement kiln dust ("CKD"). CKD has been excluded from regulations as a hazardous waste under the so-called "Bevill Amendment" to RCRA until the EPA completes a study of CKD, determines if it should be regulated as a hazardous waste and issues appropriate implementing regulations. On January 31, 1995, the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from the management of CKD in karst terrain, fugitive emissions from handling and management of CKD, and surface water/stormwater runoff from CKD management areas. The EPA found that there is no difference between dust generated from kilns that use traditional fuels and those that use supplemental fuels. The EPA also indicated there are no concerns with cement and clinker, and that most beneficial uses of CKD were not of concern with the exception of its use as a "soil amendment" (the EPA indicated it would further study such application during a future rulemaking).

The EPA outlined a tentative regulatory approach for further regulation of CKD to be carried out over the next two-plus years. During this interim period, the Bevill exclusion would be retained. The EPA indicated that existing legal authority under the Clean Air and Water Acts will be used to address the fugitive emissions and stormwater/surface water runoff issues. For those instances where groundwater concerns exist, the EPA indicated it will use Subtitle C of RCRA as its jurisdiction for establishing highly tailored CKD management standards. In this regard, the EPA indicated that industry-developed CKD management standards would likely be the starting point for the rulemaking. During an industry briefing, EPA representatives indicated that the above approach was tentative and could be influenced and/or found to be unnecessary should states adequately regulate CKD, new information shows clear evidence of no need for regulation and/or the cement manufacturing industry implements its own CKD management practices. The Company's management does not believe that the existing data support the tentative regulatory approach set forth by EPA. As a result, the Company and other organizations have filed suit in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of this determination.

On March 14, 1995, the Company joined other cement manufacturing companies in submitting a proposed enforceable agreement for the management of CKD. The agreement is premised on the inherent authority of the U.S. Government to enter into contracts, and the substantive provisions are based upon the industry consensus CKD management practices. The agreement provides for public participation and penalties for non-compliance with the terms of the agreement. The industry has presented the enforceable agreement proposal to the EPA. The primary concern expressed by the EPA has been whether they, in fact, have the inherent authority to enter into an enforceable contract. An alternative approach of applying the CKD management standards under state-driven programs is also being explored separately by the EPA and the industry. The Company believes it technically and legally inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. Should the EPA ultimately proceed to promulgate new CKD management standards under Subtitle C, the Company could incur substantial additional capital costs and operational expenses to meet the new standards. In order to mitigate the longer term impact of CKD regulation at the federal and/or state levels, the Company has undertaken a program to assess its management practices for CKD at operating and inactive facilities in the U.S. and Canada, and is voluntarily taking remedial steps and instituting management practices consistent with the industry CKD management practices, as well as assessing and modifying process operations, evaluating and using alternative raw materials, and implementing new technologies for reducing the generation of CKD.

In 1993, the State of Michigan alleged that the Company's Alpena cement plant was managing CKD in violation of applicable state solid waste management requirements. In 1994, the Company settled this matter by entering into a consent judgment in federal district court with the State of Michigan. The agreement finalizes a testing protocol for CKD, how the CKD will be managed, a closure plan for historic CKD areas, and payment of a penalty of $350,000 that essentially covers the costs expended by state agency personnel to resolve this matter. On December 19, 1995, a local citizen group, opposed to cement kilns using hazardous waste as a supplemental fuel, filed a lawsuit against the Company and the head of the MDNR. The suit seeks a judicial determination that CKD management plans, approved by the state in a federal district court consent agreement, violate the Michigan Environmental Protection Act. The suit seeks a court order to stop the Company from using hazardous waste derived fuel and forbid the management of CKD in the quarry on Company property. The Company believes there is no merit to the lawsuit and will vigorously defend it.

In another matter relating to the Alpena plant and CKD, the State of Michigan in 1994 contacted the Company and the former owner of the plant, seeking remediation of an old CKD pile from which it alleges there is runoff of hazardous substances into Lake Huron. The Company has advised the state that it is not responsible for remediating this property because the property was expressly excluded in the purchase agreement pursuant to which the Company acquired the plant. The Company has advised the former plant owner of the Company's position on this matter, and has a legal action pending in federal bankruptcy court, seeking to have the deed reformed to be consistent with the asset purchase agreement. It is unclear at this time how this matter will be resolved. The portion of the old CKD alleged to be the Company's responsibility is de minimis in comparison to the remaining portion of the CKD pile that is the responsibility of the former plant owner. Accordingly, the Company's pro rata remediation costs should not be material, should it fail to prevail in the bankruptcy court proceedings.

As with most industrial companies in the U.S., the Company is involved in certain remedial actions to clean up and/or close certain historical waste disposal sites, as required by federal, provincial and state laws, which provide that responsible parties must fund remedial actions regardless of fault or legality at the time of the original disposal. In this regard, the Company is presently involved in approximately 24 federal, state, and provincial administrative investigations, studies and proceedings. At ten of these sites, the Company is either a de minimis party or the Company has information to support its position that it did not contribute/dispose or is not legally responsible for the disposal of materials at the site. At four other sites, the remediation has been completed, and closure approval has been received for two sites and approval for two other sites is expected early in 1996. At eight other sites, the Company is in the process of remediating the site or has agreed to voluntarily undertake remediation of the site, and with respect to the eight sites, the Company has recorded provisions for remediation. At one site, the Company and the port authority are attempting to obtain regulatory agency approval to "seal" the property. A lawsuit has been filed seeking indemnification from the prior landowner and real estate agent. The remaining site is the old CKD pile at the Alpena plant discussed above.

Title V of the 1990 Clean Air Act Amendments has the potential to result in significant capital expenditures and operational expenses for the Company. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. The Company's U.S. operations that are deemed to be "major sources" of air pollution will have to or will submit detailed permit applications and pay recurring permit fees. The Company has placed a major emphasis on quantifying emissions in order to determine the facilities that will be subject to the federal operating permit requirements. As part of this process, plant and regional personnel have been discussing permit application requirements with the respective state air agencies that have the ultimate responsibility for review and issuance of the federal and/or state operating permits. In many instances, the Company's emissions inventories indicated that its construction materials facilities and cement terminals would generally not be under the federal program, but still required various submittals to the state to document its emissions and operating parameters. For those facilities covered by the federal operating permits, a major emphasis has been placed on defining likely future operational needs so that the plants ultimately obtain permit operating conditions that allow them to be competitive in the marketplace.

On a related permitting issue, the Company has announced that it plans to construct two new state-of-the-art cement plants, one in Sugar Creek, Missouri, and one in Richmond, British Columbia. Prior to commencement of construction, the Company must obtain all necessary permits and approvals. The Company has already conducted testing of both sites to define the information that will be submitted as part of the permit/approval applications. Permit/approval applications are anticipated to be submitted in 1996 so that timely permits and approvals can be obtained consistent with construction schedules.

The Clean Air Act Amendments of 1990 also require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The EPA has indicated that the new MACT standards will force a significant reduction of air pollutants below existing levels. The Company is actively participating with other cement manufacturers in working with the EPA to define test protocols, better define the scope of MACT standards, determine the existence and feasibility of various technologies and develop realistic emission limitations for the cement industry. It is expected that the EPA will develop proposed standards for existing and new facilities and publish them for review and public comment by the middle of 1996. Final MACT regulations are anticipated by late 1997 and existing facilities will have three years to meet the standards or close down operations. The proposed new Sugar Creek plant must meet the new MACT standards at the time of start-up. It now appears that the EPA is prepared to distinguish, in its MACT standards development process, between cement kilns that burn hazardous wastes as a supplemental fuel and those that use traditional fuels. (See BIF MACT discussion above.) The Company's management anticipates that several of its plants are likely to be required to upgrade and/or replace existing air pollution control equipment as a result of both MACT regulations. Management is not able to determine the additional controls and their associated costs until the EPA proposes the actual MACT emission standards based upon specific control technologies, and continuous emissions monitoring techniques to measure compliance.

In Canada, the key environmental issue concerns climate change -- greenhouse gas (CO ) reduction. The potential consequences of CO reduction measures for
       2                                               2
cement producers are significant since CO  is generated from combusting fuels,
                                         2
i.e., coal and coke, to produce the high temperatures necessary to manufacture cement clinker. In addition, CO is generated in the calcining of limestone to
                                2
make cement clinker. Any imposition of raw material or production limitations, fuel use or carbon taxes could have a negative impact on the cement manufacturing industry. The Company has entered into a voluntary industry commitment with the Canadian government providing for a 0.7% annual improvement of energy efficiency per ton of clinker from 1990 to 2000. The Company is confident that through energy efficiency improvements, fuel switching, and plant upgrading underway or to be started in the near-term, it can meet the climate change target for the industry. The Company is committed to making the voluntary approach work in order to offset pressures for the imposition of stringent regulatory or tax measures.

At the present time, there is no pressure in the United States for similar voluntary CO reductions. In addition, a carbon tax proposal was soundly
            2
defeated by a broad industrial coalition in the early 1990s.

Because of differences between requirements in the U.S. and Canada, and the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverage, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of the Company's expenditures related to environmental matters. The Company's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. However, the Company cannot determine at this time if capital expenditures and other remedial actions that the Company has taken, or may in the future be required to undertake in order to comply with the laws governing environmental protection, will have a material effect upon its capital expenditures or earnings.

MANAGEMENT'S DISCUSSION OF CASH FLOWS

The Consolidated Statements of Cash Flows summarize the Company's main sources and uses of cash. These statements show the relationship between operations that are presented in the Consolidated Statements of Income and liquidity and financial resources, which are depicted in the Consolidated Balance Sheets.

The Company's liquidity requirements arise primarily from the funding of its capital expenditures, working capital needs, debt service obligations and dividends. The Company has met its operating liquidity needs primarily through internal generation of cash and expects to continue to do so in the future. However, because of the seasonality of the Company's business, cash balances decline in the first two quarters. Short-term borrowings might be required in the future to fund seasonal operating requirements.

The net cash provided by operations for each of the three years presented reflects the Company's net income adjusted for noncash items. Depreciation and depletion have declined over the periods presented due to divestments and the 1994 extension of the estimated useful lives at six of the Company's cement plants. Deferred income taxes affected the operating cash flow primarily because of the reversal of depreciation differences in Canada in 1993, the payment of alternative minimum tax in the U.S. in 1994 and a decrease in the valuation allowance in 1995 due to management's belief that it is more likely than not that the related deferred tax assets will be realized. The changes in working capital are discussed in Management's Discussion of Financial Position.

Cash flows from investing consist primarily of capital expenditures and acquisitions offset by proceeds from property, plant and equipment dispositions. Capital investments by product line, including acquisitions, were as follows (in millions):

                                                                     Years Ended December 31
                                                         ------------------------------------------------
                                                            1995                 1994               1993
                                                         ------------------------------------------------
 Cement                                                   $ 97.1               $ 63.7              $ 27.2
 Construction materials                                     53.0                 32.8                45.8

 Other                                                       1.1                  3.7                 0.6
                                                         ------------------------------------------------
 Total capital investments                                $151.2               $100.2              $ 73.6
                                                         ================================================


Capital investments are expected to be approximately $200 million in 1996. The Company intends to invest in projects that maintain or improve the performance of its plants as well as in acquisition opportunities which will enhance the Company's competitive position in the U.S. and Canada. In October 1995, the Company announced plans to build cement plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri. The Company projects a capital investment of approximately $95 million for the Richmond plant, which is expected to be completed in 1998. The Sugar Creek plant and a deep underground limestone quarry are expected to cost approximately $135 million and to go on line by the year 2000.

Capital spending and dividend requirements are anticipated to be funded by existing cash and by cash flows from operations. In January 1995, the Company sold its equity interest in a Texas aggregate operation. In September 1994, the Company sold its Balcones, Texas cement plant, three cement terminals and an equity interest in an aggregate operation. In late December 1994, the Company sold its Texas ready-mixed concrete plants and related assets. In February 1993, the Company sold its Demopolis, Alabama cement facility and other related assets. During 1995 and 1994 the Company's proceeds from the sale of non strategic assets, surplus land and other miscellaneous items totalled $34.6 million and $157.9 million, respectively.

The Company has reduced its net debt by $338.6 million during the three years ended December 31, 1995. This reduction was the result of improved earnings from operations, proceeds from the divestment of non strategic assets, proceeds from the sale of Common Shares in 1993 and moderate levels of capital spending. In October 1993 the

Company completed an offering of 6.75 million Common Shares priced at $18.25 per share. The net proceeds from the offering totalled $117.6 million.

The Company has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. Effective September 1, 1994, the Company cancelled its existing revolving credit facility and established similar, bilateral revolving credit facilities with nine institutions for total commitments of $150 million at favorable terms compared with the previous facility. At December 31, 1995, no amounts were outstanding under the revolving credit facilities.

MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets summarize the Company's financial position at December 31, 1995 and 1994.

The value reported for Canadian dollar denominated net assets increased from December 31, 1994 as a result of an increase in the value of the Canadian dollar relative to the U.S. dollar from $.71 to $.73 at December 31, 1995. The impact of the exchange rate differential on working capital was insignificant.

Working capital, excluding cash, short-term investments and current portion of long-term debt increased $66.8 million from December 31, 1994 to December 31, 1995. Inventories increased $34.6 million from December 31, 1994 when inventory levels were at abnormally low levels due to strong shpments in the fourth quarter. The increase in 1995 resulted from accelerated U.S. cement and clinker purchases in mid-year in anticipation of higher shipments, the slowdown of shipments which began late in the third quarter and the unusually cold and wet weather in the fourth quarter. Accounts payable and accrued liabilities decreased $24.5 million mostly due to divestments, a reduction in the restructuring accrual, a decrease in various nonrecurring provisions and the timing of purchases and payments.

Net property, plant and equipment increased $45.1 million during 1995. The impact of exchange rate changes was $9.4 million. Depreciation and divestments were $90.2 million and $20.0 million. Capital expenditures and acquisitions of fixed assets totalled $142.0 million. The excess of cost over net assets of business acquired relates primarily to a 1981 U.S. acquisition. Other long-term liabilities decreased $20.2 million during 1995 due to a decrease in deferred income taxes resulting from a $23.0 million reduction of the valuation allowance.

The Company's capitalization is summarized in the following table:

                                                               December 31
                                                        ----------------------
                                                          1995           1994
                                                        ----------------------
Long-term debt                                           18.6%           21.6%
Other long-term liabilities                              13.5%           15.9%

Shareholders' equity                                     67.9%           62.5%
                                                        ----------------------
Total capitalization                                    100.0%          100.0%
                                                        ======================


The increase in shareholders' equity is discussed in Management's Discussion of Shareholders' Equity. The decline in long-term debt is discussed in Management's Discussion of Cash Flows.

MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

The Consolidated Statements of Shareholders' Equity summarize the activity in each of the components of shareholders' equity for the three years presented. In 1995 Shareholders' Equity increased by $139.5 million mainly from net income of $129.6 million and an increase in foreign currency translation adjustments of $17.0 million (resulting from an increase in the value of the Canadian dollar relative to the U.S. dollar), partially offset by dividend payments, net of reinvestments, of $10.1 million.

Shareholders' equity increased $49.8 million in 1994 due to net income of $80.6 million and proceeds from the exercise of stock options of $12.0 million, partially offset by dividend payments, net of reinvestments of $10.1 million and a decrease in foreign currency translation adjustments of $34.6 million.

Common equity interests include Common Shares and the Lafarge Canada Inc. Exchangeable Shares, which have comparable voting, dividend and liquidation rights. Common Shares are traded on the New York Stock Exchange under the ticker symbol "LAF" and on the Toronto Stock Exchange and the Montreal Exchange. The Exchangeable Shares are traded on the Montreal Exchange and the Toronto Stock Exchange.

The following table reflects the range of high and low closing prices of Common Shares by quarter for 1995 and 1994 as quoted on the New York Stock Exchange:

                                                             Quarters Ended
                               --------------------------------------------------------------------------------
                                March                  June                   September             December
                                  31                    30                       30                     31
                               --------------------------------------------------------------------------------
 1995 STOCK PRICES
      HIGH                       $ 18 3/4               $21 3/8                 $21 7/8               $19 5/8
      LOW                          16 3/4                18 3/8                  18 3/8                16 3/4

 1994 Stock Prices

      High                        $26 7/8               $23 5/8                 $22                   $20 1/4
      Low                          21 1/2                18 7/8                  18 1/4                16 1/4



Dividends are summarized in the following table (in thousands, except per share amounts):


                                                                    Years Ended December 31
                                                        ------------------------------------------------------
                                                         1995                   1994                  1993
                                                        ------------------------------------------------------
 Common equity dividends                                $25,898                $20,430               $18,390

 Less dividend
    reinvestments                                       (15,784)               (10,338)               (4,073)
                                                        ------------------------------------------------------
 Net cash dividend payments                             $10,114                $10,092               $14,317
                                                        ======================================================

 Common equity dividends
    per share                                             $.375                    .30                  $.30
                                                        ======================================================

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data provides both a reference for some data frequently requested about the Company and a useful record in reviewing trends.

The Company's net sales decreased 4 percent from 1991 to 1992 due to sluggish construction activity in central and eastern Canada coupled with a decline in the average value of the Canadian dollar. The 1 percent decline from 1992 to 1993 was due to the drop in the value of the Canadian dollar and sales lost from operations divested, partially offset by a 4 percent increase in average cement net sales prices and higher cement and construction materials sales volumes. Net sales increased 5 percent from 1993 to 1994 due to increases in cement and ready-mixed concrete shipments and higher cement prices. Net sales were reduced by the declining value of the Canadian dollar relative to U.S. currency and sales lost from operations divested. The Company's net sales declined 6 percent in 1995 compared to 1994. The decline was due to divestments, weak construction activity in Canada and poor weather in the fourth quarter relative to 1994, partially offset by higher cement prices as discussed in Management's Discussion of Income.

Inflation has not been a significant factor in the Company's sales or earnings growth due to lower inflation rates in recent years, and because the Company continually attempts to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs. The ability to recover increasing costs by obtaining higher prices for the Company's products varies with the level of activity in the construction industry and the availability of products to supply a local market.

In 1991, the Company's cement selling price increases in the U.S. were generally less than the rate of inflation; however, Canadian selling prices were relatively stable. In 1992, selling prices in the U.S. decreased 1.4 percent while Canadian selling prices increased 1 percent. In 1993, selling prices in the U.S. increased 6 percent while average Canadian prices were unchanged despite lower volumes and competitive pressures in Ontario. Cement average net sales prices increased 7 percent in 1994 over 1993 in the U.S. while Canadian prices increased 4 percent. Prices in 1995 increased 6 percent in the U.S. and 5 percent in Canada.

Net cash provided by operations consists of net income (loss), adjusted primarily for depreciation, restructuring adjustments in 1994 and 1993 and, in 1992, the cumulative effect of changes in accounting principles. The Company is in a capital-intensive industry and as a result recognizes large amounts of depreciation. The Company has used the cash provided by operations essentially to expand its markets and to improve the performance of its plants and other operating equipment.

Capital expenditures and acquisitions totalled $491.0 million over the five years. Significant investments during the period included a variety of cement plant projects to increase production capacity and reduce costs, the installation of receiving and handling facilities for substitute fuels and raw materials, the building and purchasing of additional distribution terminals to extend markets and improve existing supply networks, acquisitions of ready-mixed concrete plants and aggregate operations, and modernization of the construction materials mobile equipment fleet.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial information is included on the pages indicated:

                                                          Page
                                                          ----
Report of Independent Public Accountants                  II - 36

Consolidated Balance Sheets                               II - 37

Consolidated Statements of Income                         II - 38

Consolidated Statements of Shareholders' Equity           II - 39

Consolidated Statements of Cash Flows                     II - 40

Notes to Consolidated Financial Statements                II - 41 through II - 68


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge Corporation:

We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (appearing on pages II-37 through II-67) present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The consolidated Schedule II (appearing on page IV-9) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
January 25, 1996

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                      December 31
                                                                                 -----------------------
                                                                                   1995            1994
                                                                                 -----------------------
ASSETS
Cash and cash equivalents                                                         $  136,435  $  193,057
Short-term investments                                                                84,516      50,500
Receivables, net                                                                     256,262     257,093
Inventories                                                                          210,076     175,433
Other current assets                                                                  31,214      31,052
                                                                                 -----------------------
Total current assets                                                                 718,503     707,135
Property, plant and equipment, net                                                   797,017     751,880
Excess of cost over net assets of
  businesses acquired, net                                                            21,302      21,926
Other assets                                                                         177,031     170,490
                                                                                 -----------------------
TOTAL ASSETS                                                                      $1,713,853  $1,651,431
                                                                                 =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued
  liabilities                                                                     $  222,458  $  247,378
Income taxes payable                                                                  31,729      39,614
Current portion of long-term debt                                                     15,741      17,813
                                                                                 -----------------------
Total current liabilities                                                            269,928     304,805
Long-term debt                                                                       268,636     290,668
Other long-term liabilities                                                          194,311     214,504
                                                                                 -----------------------
Total liabilities                                                                    732,875     809,977
                                                                                 -----------------------
Common Equity Interests

   Common shares ($1.00 par value;
    authorized 110.1 million shares;
    issued 60.7 and 59.7 million
    shares, respectively)                                                             60,735      59,694
   Exchangeable shares (no par or stated
    value; authorized 24.3 million
    shares; issued 8.5 and 8.5 million
    shares, respectively)                                                             58,311      57,805
Additional paid-in capital                                                           593,310     576,054
Retained earnings                                                                    328,623     224,908
Foreign currency translation adjustments                                             (60,001)    (77,007)
                                                                                 -----------------------
Total shareholders' equity                                                           980,978     841,454
                                                                                 -----------------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                           $1,713,853  $1,651,431
                                                                                 =======================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)



                                                                     Years Ended December 31
                                                           -------------------------------------------
                                                              1995         1994              1993
                                                           -------------------------------------------
NET SALES                                                  $1,472,159   $1,563,250          $1,494,491
                                                           -------------------------------------------
Costs and expenses
     Cost of goods sold                                    $1,149,168    1,254,646           1,242,246
     Selling and administrative                               141,112      163,371             161,449
     Interest expense, net                                     15,219       28,780              42,732
     Other (income) expense, net                               (3,507)       3,366              (1,007)
     Restructuring                                                  -            -              21,600
                                                           -------------------------------------------
Total costs and expenses                                    1,301,992    1,450,163           1,467,020
                                                           -------------------------------------------
Pre-tax income                                                170,167      113,087              27,471
Income taxes                                                   40,554       32,451              21,574
                                                           -------------------------------------------
NET INCOME                                                 $  129,613   $   80,636          $    5,897
                                                           ===========================================

NET INCOME PER COMMON
  EQUITY SHARE - PRIMARY                                   $     1.88   $     1.18          $     0.10
                                                           ===========================================
NET INCOME PER COMMON
  EQUITY SHARE - ASSUMING FULL
  DILUTION                                                 $     1.82   $     1.18          $     0.10
                                                           ===========================================

DIVIDENDS PER COMMON EQUITY SHARE                          $    0.375   $     0.30          $     0.30
                                                           ===========================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)




                                                                    Years Ended December 31
                                          ----------------------------------------------------------------------------------
                                                    1995                       1994                         1993
                                          ----------------------------------------------------------------------------------
                                             Amount       Shares        Amount        Shares          Amount       Shares
COMMON EQUITY INTERESTS
   COMMON SHARES
     Balance at January 1                 $ 59,694         59,694      $ 55,290         55,290       $ 46,605        46,605
     Issuance of Common Shares for:
       Dividend reinvestment plans             812            812           514            514            168           168
       Sale of Common Shares                     -              -             -              -          6,750         6,750
       Employee stock purchase plan             36             36            44             44             45            45
     Exchange of Exchangeable Shares            59             59         3,163          3,163          1,286         1,286
     Exercise of stock options                 134            134           683            683            436           436
                                          ----------------------------------------------------------------------------------
   Balance at December 31                 $ 60,735         60,735      $ 59,694         59,694       $ 55,290        55,290
                                          ==================================================================================

   EXCHANGEABLE SHARES
     Balance at January 1                 $ 57,805          8,494      $ 78,443         11,596       $ 85,689        12,767
     Issuance of Exchangeable
         Shares for:
         Dividend reinvestment plans           722             39           511             26          1,027            64
         Employee stock purchase plan          182             27           234             35            257            38
     Exchange of Exchangeable Shares          (398)           (59)      (21,383)        (3,163)        (8,667)       (1,286)
     Exercise of stock options                   -              -             -              -            137            13
                                          ----------------------------------------------------------------------------------
   Balance at December 31                 $ 58,311          8,501      $ 57,805          8,494       $ 78,443        11,596
                                          ==================================================================================

ADDITIONAL PAID-IN CAPITAL
   Balance at January 1                   $576,054                     $535,685                      $408,338
   Issuance of Common and/or
     Exchangeable Shares for:
       Dividend reinvestment plans          14,250                        9,313                         2,877
       Sale of Common Shares                     -                            -                       110,869
       Employee stock purchase plan          1,001                        1,475                         1,073
   Exchange of Exchangeable Shares             339                       18,220                         7,381
   Exercise of stock options                 1,666                       11,361                         5,147
                                          ----------------------------------------------------------------------------------
Balance at December 31                    $593,310                     $576,054                      $535,685
                                          ==================================================================================

RETAINED EARNINGS
   Balance at January 1                   $224,908                     $164,702                      $177,195
   Net income                              129,613                       80,636                         5,897
   Dividends-common equity interests       (25,898)                     (20,430)                      (18,390)
                                          ----------------------------------------------------------------------------------
Balance at December 31                    $328,623                     $224,908                      $164,702
                                          ==================================================================================

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS
      Balance at January 1                $(77,007)                    $(42,455)                     $(17,897)
      Translation adjustments               17,006                      (34,552)                      (24,558)
                                          ----------------------------------------------------------------------------------
Balance at December 31                    $(60,001)                    $(77,007)                     $(42,455)
                                          ==================================================================================

TOTAL SHAREHOLDERS' EQUITY                $980,978                     $841,454                      $791,665
                                          ==================================================================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Years Ended December 31
                                                          ----------------------------------------
                                                             1995          1994            1993
                                                          ----------------------------------------
CASH FLOWS FROM OPERATIONS
   Net income                                                 $  129,613   $  80,636    $   5,897
   Adjustments to reconcile net
     income to net cash
     provided by operations:
       Depreciation, depletion,
         and amortization                                         94,321     103,586      114,970
       Provision for bad debts                                       588       5,941        5,735
       Deferred income taxes                                     (25,101)    (21,967)      (5,676)
       Gain on sale of assets                                    (14,585)    (17,797)     (16,995)
       Other noncash charges and credits, net                     (2,918)     (1,943)         757
       Net change in operating working
         capital (see below)*                                    (63,651)       (483)      50,184
                                                              ------------------------------------
NET CASH PROVIDED BY OPERATIONS                                  118,267     147,973      154,872
                                                              ------------------------------------
CASH FLOWS FROM INVESTING
   Capital expenditures                                         (121,882)    (95,415)     (58,427)
   Acquisitions                                                  (29,319)     (4,739)     (15,203)
   Purchases of short-term
     investments, net                                            (34,016)    (50,500)           -
   Proceeds from property, plant
     and equipment dispositions                                   34,628     157,945       68,940
   Other                                                           2,920      11,400        3,933
                                                              ------------------------------------
NET CASH PROVIDED BY (USED FOR) INVESTING                       (147,669)     18,691         (757)
                                                              ------------------------------------
CASH FLOWS FROM FINANCING
   Additional long-term borrowings                                     -           -       23,000
   Repayment of long-term debt                                   (24,314)    (78,983)    (257,834)
   Issuance of equity securities, net                              3,019      13,797      124,713
   Dividends, net of reinvestments                               (10,114)    (10,092)     (14,317)
                                                              ------------------------------------
NET CASH CONSUMED BY FINANCING                                   (31,409)    (75,278)    (124,438)
                                                              ------------------------------------
Effect of exchange rate changes                                    4,189      (7,623)      (5,041)
                                                              ------------------------------------
NET INCREASE (DECREASE)IN CASH AND
   CASH EQUIVALENTS                                              (56,622)     83,763        24,636
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                       193,057     109,294        84,658
                                                              ------------------------------------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                    $  136,435   $ 193,057     $ 109,294
                                                              ====================================
*ANALYSIS OF CHANGES IN WORKING
   CAPITAL ITEMS
   Receivables, net                                           $    7,550   $ (30,540)    $ (20,166)
   Inventories                                                   (31,147)     (4,021)       32,841
   Other current assets                                             (773)     (5,294)       (1,912)
   Accounts payable and accrued liabilities                      (26,078)     40,753        16,798
   Restructuring                                                  (4,792)    (13,596)       21,600
   Income taxes payable                                           (8,411)     12,215         1,023
                                                              ------------------------------------
NET CHANGE IN OPERATING WORKING CAPITAL                       $  (63,651)  $    (483)    $  50,184
                                                              ====================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Together with its subsidiaries, Lafarge Corporation ("Lafarge"), a Maryland corporation, is engaged in the production and sale of cement, ready-mixed concrete, aggregates and other concrete products. Lafarge operates in the U.S. and its major operating subsidiary, Lafarge Canada Inc. ("LCI"), operates throughout Canada. The primary U.S. markets are in the mid-western, mid-south, northeastern, north-central and northwestern areas. Lafarge's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A.(formerly Lafarge Coppee), a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge.


ACCOUNTING AND FINANCIAL REPORTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Lafarge and all of its majority-owned subsidiaries (the "Company"), after the elimination of intercompany transactions and balances. Investments in affiliates in which the Company has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to the prior year financial statements to conform to the 1995 presentation.

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

Derivative Financial Instruments

The Company utilizes derivative financial instruments ("Derivatives") in order to hedge the impact of adverse changes in interest rates. These Derivatives are not held or issued for trading purposes.

The Company is a party to an interest rate swap contract ("Interest Swap") requiring the Company to make a fixed interest rate payment and to receive a floating interest rate payment from a commercial bank. This Interest Swap was transacted in order to hedge a portion of the Company's floating interest rate borrowings from significant increases in interest rates. The net difference in interest payments is accrued as interest rates change and is recognized over the life of the Interest Swap as a component in the "Interest expense, net" caption in the Consolidated Statements of Income.

Cash Equivalents

The Company considers liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Because of the short maturity of these investments, their carrying amount approximates fair value.

Short-Term Investments

Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

Inventories

Inventories are valued at lower of cost or market. The majority of the

Company's U.S. inventories, other than maintenance and operating supplies, are stated at last-in, first-out ("LIFO") cost and all other inventories are valued at average cost.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from three years on light mobile equipment to 40 years on certain buildings. Land and mineral deposits include depletable raw material reserves on which depletion is recorded using the units-of-production method.

During 1994, the Company completed a review of the estimated useful lives of its cement plants. As a result, the Company extended the estimated useful lives of certain plants effective July 1, 1994. The effect of this change in estimate reduced depreciation expense and increased pre-tax income for the year ended December 31, 1994 by approximately $2.6 million.

Excess of Cost Over Net Assets of Businesses Acquired

The excess of cost over fair value of net assets of businesses acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no impairment exists at December 31, 1995. The amortization recorded for 1995, 1994 and 1993 was $2.4 million, $4.0 million and $4.3 million, respectively. Accumulated amortization at December 31, 1995 and 1994 was $37.6 million and $35.2 million, respectively.

Other Postretirement Benefits

The Company accrues the expected cost of retiree health care and life insurance benefits and charges it to expense during the years that the employees render service.

In addition, the Company accrues for benefits provided to former or inactive employees after employment but before retirement when it becomes probable that such benefits will be paid and when sufficient information exsits to make reasonable estimates of the amounts to be paid.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

Research and Development

The Company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $6.6 million, $5.5 million and $6.2 million for 1995, 1994 and 1993, respectively.

Interest

Interest of $2.1 million and $0.7 million was capitalized in 1995 and 1994, respectively. No interest was capitalized during 1993. Interest income of $11.9 million, $9.4 million and $5.3 million, has been applied against interest expense for 1995, 1994 and 1993, respectively.

Net Income Per Common Equity Share

The calculation of net income per common equity share is based on the weighted average number of Lafarge's Common Shares and the Exchangeable Preference Shares of LCI ("Exchangeable Shares") outstanding in each period and the assumed exercise of stock options. The weighted average number of shares and share equivalents outstanding was (in thousands) 68,984, 68,254 and 61,636 in 1995, 1994 and 1993, respectively.

The weighted average number of shares and share equivalents outstanding assuming full dilution was (in thousands) 73,504 in 1995 and assumed conversion of the Convertible Subordinated Debentures (the "Convertible Debentures"). The computation of fully diluted earnings per share was antidilutive in 1994 and 1993.

Accounting Pronouncements Not Yet Effective

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is required for financial statements for fiscal years beginning after December 15, 1995 with earlier adoption permitted. Management believes that it will implement the statement beginning in 1996 by disclosing the fair value of stock options issued subsequent to January 1, 1995 and provide a pro forma computation of earnings and earnings per share as if fair value had been used to record the issuance of stock options. Accordingly, adoption of this new standard should not impact the results of operations.


RESTRUCTURING

In the fourth quarter of 1993, the Company recorded a one-time pre-tax restructuring charge of $21.6 million ($16.4 million net of tax benefits, or $.27 per share) to cover the direct costs of restructuring the Company's North American business units to increase organizational efficiency. The primary components of the restructuring charge were separation benefits for approximately 310 employees, after reduction for employees identified for operations that have been divested, employee relocation costs and early retirement benefits for eligible employees electing early retirement. The charge also included office relocation and lease termination. Through December 31, 1995, 273 employees have been separated.

The restructuring plan entailed the consolidation of eleven regional operating units into six units in the Company's two main business lines. This consolidation reduced management layers, eliminated duplicative administrative functions and standardized procedures and information systems. Manufacturing and distribution facilities were not materially affected.

During 1995 and 1994 respectively, the Company spent $4.6 million (decreased by $.2 million of exchange rate impact) and $14.7 million (increased by $1.1 million of exchange rate impact) on the restructuring and anticipates that the remaining accrual of $2.3 million will be spent in the first half of 1996 as the Construction Materials Group completes its restructuring plan.

RECEIVABLES

Receivables consist of the following (in thousands):

                                                                                December 31
                                                                         ----------------------------------
                                                                             1995                   1994
                                                                         ----------------------------------
Trade and note receivables                                               $  271,999             $   276,310
Retainage on long-term contracts                                              8,490                   9,130
Allowances                                                                  (24,227)                (28,347)
                                                                         ----------------------------------
Total receivables, net                                                   $  256,262             $   257,093
                                                                         ==================================

INVENTORIES

Inventories consist of the following (in thousands):

                                                                                    December 31
                                                                         ----------------------------------
                                                                            1995                    1994
                                                                         ----------------------------------
Finished products                                                        $  97,950                $  82,324
Work in process                                                             16,959                    8,427
Raw materials and fuel                                                      50,030                   45,291
Maintenance and operating supplies                                          45,137                   39,391
                                                                         ----------------------------------
Total inventories                                                        $ 210,076                $ 175,433
                                                                         ==================================

Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $67.5 million and $56.4 million at December 31, 1995 and 1994, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $6.6 million and $9.1 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                                December 31
                                                                         -------------------------
                                                                             1995         1994
                                                                         -------------------------
Land and mineral deposits                                                $  164,187   $  168,552
Buildings, machinery and equipment                                        1,544,215    1,434,320
Construction in progress                                                     72,133       54,627
                                                                        -------------------------
Property, plant and equipment,
   at cost                                                                1,780,535    1,657,499
Less accumulated depreciation and
   depletion                                                               (983,518)    (905,619)
                                                                         -------------------------
Total property, plant and equipment, net                                 $  797,017   $  751,880
                                                                         =========================

OTHER ASSETS

Other assets consist of the following (in thousands):

                                                                                December 31
                                                                         -------------------------
                                                                            1995          1994
                                                                         -------------------------
Long-term receivables                                                    $  10,985     $   18,334
Investments in unconsolidated
  companies                                                                 36,894         36,807
Prepaid pension asset                                                       85,192         75,294
Property held for sale                                                      21,221         22,409
Other                                                                       22,739         17,646
                                                                         -------------------------
Total other assets                                                       $ 177,031     $  170,490
                                                                         =========================

Property held for sale represents certain permanently closed cement plants and land which are carried at the lower of cost or estimated net realizable value.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                               December 31
                                                                         ----------------------
                                                                            1995       1994
                                                                         ----------------------
Trade accounts payable                                                   $  58,171    $  67,166
Accrued payroll expense                                                     32,704       36,567
Accrued interest expense                                                     4,235        4,996
Restructuring                                                                2,267        6,902
Bank overdrafts                                                             25,481       25,532
Other accrued expenses                                                      99,600      106,215
                                                                         ----------------------
Total accounts payable and
  accrued liabilities                                                    $ 222,458    $ 247,378
                                                                         ======================

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                December 31
                                                                         ------------------------------
                                                                            1995             1994
                                                                         ------------------------------
Medium-term notes maturing in various
  amounts between 1996 and 2006, bearing
  interest at fixed rates which range
  from 9.1 percent to 9.8 percent                                          $  153,000       $  176,000

7% Convertible Debentures maturing
  in 2013, convertible into Common Shares
  at a conversion price of $22.125 per
  share, with sinking fund requirements
  beginning in 1999                                                           100,000          100,000

Tax-exempt bonds maturing in various
  amounts between 1996 and 2011, bearing
  interest at floating rates which range
  from 5.1 percent to 6.8 percent                                              29,983           30,517

Other                                                                           1,394            1,964
                                                                         ------------------------------
Subtotal                                                                      284,377          308,481
Less current portion                                                          (15,741)         (17,813)
                                                                         ------------------------------
Total long-term debt                                                       $  268,636       $  290,668
                                                                         ==============================

The fair value of current and long-term debt at December 31, 1995 and 1994, respectively, was approximately $304.4 and $315.4 million compared with $284.4 and $308.5 million included in the Consolidated Balance Sheets. This fair value was estimated based upon quoted market prices or current interest rates offered to the Company for debt of the same maturity.

The annual principal payment requirements on long-term debt for each of the five years in the period ending December 31, 2000 are as follows (in millions):

                        1996    1997    1998    1999    2000    Thereafter
                       ---------------------------------------------------
Repayments             $15.7   $16.5   $29.6   $27.8   $40.5     $154.3
                       ---------------------------------------------------

The Company has similar, bilateral revolving credit facilities with nine institutions for total commitments of $150 million, extending through August 31, 1999. At the end of 1995, no amounts were outstanding under the revolving credit facilities. The Company is required to pay annual commitment fees of
0.15 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable LIBOR rate.

The Company's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At December 31, 1995, the Company was in compliance with these requirements.

At December 31, 1994 the Company was party to $75 million (notional amount) of Interest Swaps which required the Company to pay fixed rates of interest in exchange for floating rate receipts. These Interest Swaps had been entered into in order to hedge the Company's floating interest rate payments. Because the Company had repaid a portion of its liquid, floating interest rate borrowings beginning in 1994, and continuing into 1995, a portion of the notional amount of these Interest Swaps exceeded the current and projected floating interest rate debt levels. During 1995 and 1994 the Company recorded mark-to-market provisions of $1.9 million and $0.5 million respectively for several of the Interest Swaps relative to periods when the Interest Swap positions exceeded associated borrowings. These mark-to-market provisions are included in the "Other (income) expense, net" caption in the Consolidated Statements of Income.

In December 1995, the Company terminated Interest Swaps of $50 million (notional value) at a cash cost of $4.7 million. The portion of this cash termination cost associated with the Interest Swaps which continued to be hedges, $2.4 million, was deferred and will be amortized to expense over the original Interest Swap term, while the remaining termination costs were charged against the previously provided mark-to-market liability on the balance sheet.

At December 31, 1995, the Company is a party to a $25 million (notional amount) Interest Swap, which requires the Company to pay a fixed rate of 8.7 percent in exchange for a floating rate receipt which was 5.8 percent at December 31, 1995. The Company's Interest Swap matures in 1999.

The differences in swapped interest rates are paid every three months pursuant to the Interest Swap contract. The Company is exposed to credit loss in the event of nonperformance by the other party to the Interest Swap contract but does not anticipate nonperformance. The net payments under the Interest Swaps are dependent on the level of floating commercial paper interest rates.

Based on interest rates at December 31, 1995 the net termination cost for the Company to unwind its Interest Swap was approximately $2.6 million.


OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

                                                                                December 31
                                                                         -------------------------
                                                                              1995         1994
                                                                         -------------------------
Deferred income taxes                                                    $  43,314      $  68,326
Minority interests                                                           7,808         10,206
Accrued postretirement benefit cost                                        123,260        120,591
Accrued pension liability                                                   16,466         13,037
Other                                                                        3,463          2,344
                                                                         -------------------------
Total other long-term liabilities                                        $ 194,311      $ 214,504
                                                                         =========================


COMMON EQUITY INTERESTS

Holders of Exchangeable Shares have voting, dividend and liquidation rights which parallel those of holders of the Company's Common Shares.

The Exchangeable Shares are exchangeable into the Company's Common Shares on a one-for-one basis. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the Company's Common Shares. The Company has agreed not to pay dividends on its Common Shares without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

At December 31, 1995 the Company had reserved for issuance approximately 10.1 million Common Shares to allow for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the Company's stock option program (2.5 million), employee stock purchase plan (0.7 million), conversion of the Convertible Debentures (4.5 million) and issuances pursuant to the Company's optional stock dividend plan (1.2 million).

On October 13, 1993, the Company sold 6.75 million Common Shares for $18.25 per share with net proceeds of $117.6 million. Lafarge S.A., the Company's majority shareholder, purchased 1.0 million of these shares.


OPTIONAL STOCK DIVIDEND PLAN

The Company has an optional stock dividend plan which permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.


STOCK OPTION AND PURCHASE PLANS

Options to purchase the Company's Common Shares have been granted to key employees and directors of the Company at option prices based on the market price of the securities at the date of grant. One-fourth of the employee options granted are exercisable at the end of each year following the date of grant. The director options are exercisable based upon the length of a director's service on the Company's Board of Directors, becoming fully exercisable when a director has served on the Board for over four years. The options expire ten years from the date of grant.

The following table summarizes activity for options related to the Company's common equity interests:


                                                         Years Ended December 31
                           ---------------------------------------------------------------------------------------
                                     1995                           1994                         1993
                           ------------------------  ------------------------------      -------------------------
                                            Average                        Average                       Average
                                            Option                         Option                        Option
                             Shares         Price           Shares         Price            Shares       Price
                           ------------------------  ------------------------------      -------------------------
Balance outstanding
 at beginning
 of year                    2,153,720       $17.06        2,449,228         $14.79        2,566,828      $14.23
Options granted               483,800        18.00          467,000          24.13          437,500       15.75
Options exercised            (134,308)       13.41         (684,633)         13.88         (503,725)      12.71
Options cancelled            (183,375)       19.11          (77,875)         15.77          (51,375)      15.43
                           ------------------------  ------------------------------      -------------------------
Balance outstanding
 at end of year             2,319,837       $17.33        2,153,720         $17.06        2,449,228      $14.79
                           ------------------------  ------------------------------      -------------------------
Options exerciable at end
 of year                    1,379,037                     1,081,720                       1,356,853
                           =======================================================================================


The Company has an Employee Stock Purchase Plan that permits substantially all employees to purchase the Company's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1995, 62,522 shares were issued to employees under the plan at a share price of $17.21 and in 1994, 79,319 shares were issued at a share price of $15.19. At December 31, 1995 and 1994, $.6 million and $.7 million were subscribed for future share purchases, respectively.

INCOME TAXES

Pre-tax income (loss) is summarized by country in the following table (in thousands):

                                                                Years Ended December 31
                                                   ----------------------------------------------------
                                                     1995                1994               1993
                                                   ----------------------------------------------------
United States*                                     $ 57,908              $ 56,691             $(10,622)
Canada*                                             112,259                56,396               38,093
                                                   ----------------------------------------------------
Pre-tax income                                     $170,167              $113,087             $ 27,471
                                                   ====================================================

* The 1995 amounts shown for Canada and the United States include $30.1 million of cumulative adjustments resulting from an agreement reached with Revenue Canada Taxation (as described below). If these adjustments were not reflected, pre-tax income in Canada would be decreased and pre-tax income in the U.S. would be increased by $30.1 million.

The provision for income taxes includes the following components (in thousands):

                                                                  Years Ended December 31
                                                   ----------------------------------------------------
                                                      1995                1994                 1993
                                                   ----------------------------------------------------
Current
     United States                                 $ 25,300              $ 21,600             $  1,400
     Canada                                          40,355                32,818               25,850
                                                   ----------------------------------------------------
Total current                                        65,655                54,418               27,250
                                                   ----------------------------------------------------
Deferred
     United States                                  (26,300)              (15,600)               2,600
     Canada                                           1,199                (6,367)              (8,276)
                                                   ----------------------------------------------------
Total deferred                                      (25,101)              (21,967)              (5,676)
                                                   ----------------------------------------------------
Total income taxes                                 $ 40,554              $ 32,451             $ 21,574
                                                   ====================================================

The Company's U.S. federal tax liability has not been finalized by the Internal Revenue Service for any year subsequent to 1983 due to the existence of tax net operating loss and credit carryforwards. During 1995, an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada by U.S. $30.1 million with corresponding adjustments in the U.S. The impact of this agreement on consolidated net income was immaterial. Under the terms of the Canada-U.S. Income Tax Convention, the agreement has been submitted to the Competent Authorities of Canada and the U.S. and is subject to adjustment. The purpose of the Competent Authorities is to reach agreement for the elimination of double taxation which is not in accordance with the Convention. The Company's Canadian federal tax liability for all taxation years through 1991 has been reviewed and finalized by Revenue Canada Taxation.

A reconciliation of taxes at the U.S. federal income tax rate to the Company's actual income taxes is as follows (in millions):

                                                                Years Ended December 31
                                                   -------------------------------------------------------
                                                     1995                1994               1993
                                                   -------------------------------------------------------
Taxes at the U.S. federal
  income tax rate                                  $ 59.6                     $ 39.6              $  9.6
U.S./Canadian tax rate
  differential                                        3.4                        1.7                 1.2
Canadian tax incentives                              (7.0)                      (3.2)               (1.9)
State and Canadian
  provincial income taxes,
  net of federal benefit                              8.2                        5.9                 3.3
Change in valuation allowance                       (23.0)                       ---                 ---
Tax effect of certain operating
  losses and other tax credits,
  primarily U.S.                                     (1.8)                     (21.8)               (1.9)
Other items                                           1.2                       10.3                11.3
                                                   -------------------------------------------------------
Provision for income taxes                         $ 40.6                     $ 32.5              $ 21.6
                                                   =======================================================

Deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                                December 31
                                                                         --------------------------------
                                                                             1995                1994
                                                                         --------------------------------
Deferred tax assets:
   Reserves and other liabilities                                        $  54,760             $ 50,419
   Other postretirement benefits                                            48,888               47,322
   Tax loss carryforwards                                                    6,689                6,857
   Tax credit carryforwards                                                  6,562               13,970
                                                                         --------------------------------
Gross deferred tax assets                                                  116,899              118,568
Valuation allowance                                                        (23,296)             (46,276)
                                                                         --------------------------------
Net deferred tax assets                                                     93,603               72,292
                                                                         --------------------------------
Deferred tax liabilities:
   Property, plant and equipment                                            88,998               91,913
   Prepaid pension asset                                                    26,640               22,615
   Other                                                                     4,863                8,578
                                                                         --------------------------------
Gross deferred tax liabilities                                             120,501              123,106
                                                                         --------------------------------
Net deferred tax liability                                                  26,898               50,814
Net deferred tax asset-current                                              16,416               17,512
                                                                         --------------------------------
Net deferred tax liability-noncurrent                                    $  43,314             $ 68,326
                                                                         ================================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized. During 1995, the net decrease in the valuation allowance was $23.0 million. The 1995 reduction stems from the favorable long-term outlook for the U.S. cement market, three consecutive years of taxable income in the U.S. and management's projections of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. The 1994 reduction of $21.8 million resulted primarily from the realization of net operating loss carryforwards and investment tax credits for which a valuation allowance had previously been provided.

At December 31, 1995, the Company had net operating loss and tax credit carryforwards of $17.7 million and $6.6 million, respectively. The net operating loss carryforwards are limited to use in varying annual amounts through 2006. The tax credit carryforwards are alternative minimum tax credits that have no expiration date.

Included in deferred tax assets is approximately $9.2 million which represents the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending settlement between the U.S. and Canadian Competent Authorities as previously noted.

At December 31, 1995, cumulative undistributed earnings of LCI were $638.9 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in Canada. The Company's management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is impracticable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings might be made.


SEGMENT INFORMATION

The Company's single business segment includes the manufacture and sale of cement and ready-mixed concrete, precast and prestressed concrete components, concrete block and pipe, aggregates, asphalt and reinforcing steel. In addition, the Company is engaged in road building and other construction utilizing many of its own products, and in supplying cement plants with substitute fuels and raw materials.

Sales between the United States and Canada are accounted for at fair market value. Income from operations equals net sales plus other income less cost of goods sold, selling and administrative expenses and, in 1993, restructuring charges. It excludes interest expense and income taxes. Financial information by country is as follows (in millions):

                                                             Years Ended December 31
                                                   ----------------------------------------------
                                                      1995              1994              1993
                                                   ----------------------------------------------
Net Sales *
   Canada                                          $  722.3          $  717.1           $  685.0
   United States                                      821.1             904.9              862.9
   Eliminations                                       (71.2)            (58.7)             (53.4)
                                                   ----------------------------------------------
Total net sales                                    $1,472.2          $1,563.3           $1,494.5
                                                   ==============================================

Income from operations *
     Canada                                        $   75.5          $   49.9           $   36.7
     United States                                    109.9              92.0               33.5
                                                   ----------------------------------------------
Total income from operations                       $  185.4          $  141.9           $   70.2
                                                   ==============================================

Identifiable assets
     Canada                                        $  845.6          $  791.3           $  801.0
     United States                                    868.3             860.1              886.7
                                                   ----------------------------------------------
Total identifiable assets                          $1,713.9          $1,651.4           $1,687.7
                                                   ==============================================

* The 1995 amounts shown as income from operations for Canada and the United States exclude $30.1 million of cumulative adjustments resulting from an agreement reached with Revenue Canada Taxation (as described in the "Income Taxes" footnote). If these adjustments were reflected, net sales and income from operations in Canada would be increased with corresponding adjustments in the U.S. There would be no impact on consolidated income from operations.


SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities included the issuance of 851,000, 540,000 and 232,000 common equity shares upon the reinvestment of dividends totalling $15.8, $10.3 and $4.1 million in 1995, 1994 and 1993, respectively.

Cash paid during the year for interest and income taxes is as follows (in thousands):

                                                                  Years Ended December 31
                                                   ----------------------------------------------------
                                                      1995                1994                  1993
                                                   ----------------------------------------------------
Interest                                           $ 15,944              $ 29,159             $ 44,553
Income taxes (net of
  refunds)                                         $ 75,218              $ 41,779             $ 27,177
                                                   ====================================================


PENSION PLANS

The Company has several defined benefit and defined contribution retirement plans covering substantially all employees. Benefits paid under the defined benefit plans are generally based either on years of service and the employee's compensation over the last few years of employment or years of service multiplied by a contractual amount. The Company's funding policy is to contribute amounts that are deductible for income tax purposes.

The following table summarizes the consolidated funded status of the Company's defined benefit retirement plans and provides a reconciliation to the consolidated prepaid pension asset recorded on the Company's Consolidated Balance Sheets at December 31, 1995 and 1994 (in millions). For 1995 and 1994, the assumed settlement interest rates were 7.5 and 8.5 percent, respectively, for the Company's U.S. plans and 8.25 and 9.0 percent, respectively, for the Canadian plans. For 1995 and 1994, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations were 4.5 and 5.0 percent, respectively, for the Company's U.S. plans and 4.25 and 5.0 percent, respectively, for the Canadian plans. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was 9.0 percent for each year presented.

                                       December 31, 1995                           December 31, 1994
                                 ----------------------------------------------------------------------------------
                                      Assets Exceed         Accumulated        Assets Exceed          Accumulated
                                       Accumulated            Benefits          Accumulated            Benefits
                                         Benefits          Exceed Assets          Benefits           Exceed Assets
                                 ----------------------------------------------------------------------------------
Actuarial present
  value of:
  Vested benefit
  obligations                              $ 288.7            $  37.1                 $ 253.3            $  21.9
  Accumulated benefit
  obligations                                292.1               40.6                   256.6               25.1
                                 ==================================================================================

Projected benefit obli-
  gation for service
  rendered to date                         $ 323.5            $  43.5                 $ 285.5            $  28.5
Market value of plan
  assets                                     403.9               19.5                   360.8               14.1
                                 ----------------------------------------------------------------------------------
Plan assets in excess
   of (less than) pro-
  jected benefit
  obligations                                 80.4              (24.0)                   75.3              (14.4)
Unrecognized net (gain)
  loss due to past
  experience different
  from assumptions made
  and amortized over
  the average future
  working lifetime
  of those expected to
  receive benefits                            15.0                6.1                    12.0               (0.4)
Unrecognized net (assets)
  obligations at
  transition to
  SFAS No. 87                                (10.2)               1.4                   (12.0)               1.8
                                 ----------------------------------------------------------------------------------
Prepaid pension asset
  (accrued pension
  liability)                               $  85.2            $ (16.5)                $  75.3            $ (13.0)
                                 ==================================================================================

Net retirement cost for the years indicated includes the following components (in millions):

                                                                         Years Ended December 31
                                                         ------------------------------------------------------
                                                                  1995              1994               1993
                                                         ------------------------------------------------------
Service cost of benefits
  earned during the period                                      $   8.5           $  11.2              $  10.5
Interest cost on projected
  benefit obligation                                               28.1              26.1                 26.2
Actual gain on plan assets                                        (61.3)             (7.5)               (31.7)
Net amortization and deferral                                      26.4             (26.8)                (3.5)
                                                         ------------------------------------------------------
Total defined benefit plans cost                                    1.7               3.0                  1.5
Defined contribution plans cost                                     3.6               4.2                  4.4
                                                         ------------------------------------------------------
Net retirement cost                                             $   5.3           $   7.2              $   5.9
                                                         =======================================================

Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $3.2 million, $3.4 million and $3.5 million for 1995, 1994 and 1993, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multi-employer plans in which Company employees participate.

The defined contribution plans' costs in the preceding table relate to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of the plans, the Company matches a portion of each participant's contribution and, for eligible U.S. employees through June 30, 1994, contributed an amount proportionate to each participant's salary.


OTHER POSTRETIREMENT BENEFITS

The Company provides certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in Canada and the U.S. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health plans pay a stated percentage of most medical/dental expenses reduced for any deductible, co-payment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree's health care benefit coverage is coordinated in Canada with Provincial Health and Insurance Plans and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by the Company are covered under other care plans that differ from current plans in coverage, deductibles and retiree contributions.

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

The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's Consolidated Balance Sheets (in thousands):

                                                                          December 31
                                                                    -----------------------
                                                                        1995         1994
                                                                    -----------------------
Accumulated Postretirement
  Benefit Obligation
   Retirees                                                         $ 72,864       $ 69,212
     Fully eligible active
      participants                                                    15,330         13,601
     Other active participants                                        19,537         17,148
                                                                    -----------------------
Total accumulated post-
     retirement benefit obligation                                   107,731         99,961
Unrecognized net gain                                                 11,274         15,776
Unrecognized prior service cost                                        4,255          4,854
                                                                    -----------------------
Accrued postretirement benefit cost                                 $123,260       $120,591
                                                                    =======================

Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                     Years Ended December 31
                                                         -------------------------------------------
                                                            1995              1994            1993
                                                         -------------------------------------------
Service cost of benefits
  earned during the period                                 $ 1,285           $ 1,687       $ 2,517
Interest cost on accumulated post-
  retirement benefit obligation                              8,046             8,040         9,296
Net amortization                                            (1,390)             (492)            -
                                                         -------------------------------------------
Net periodic postretirement
  benefit cost                                             $ 7,941           $ 9,235       $11,813
                                                         ===========================================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 10.5 percent decreasing to 5.5 percent over 12 years. For post-65 retirees in the U.S., the assumed rate was 8.0 percent decreasing to 5.5 percent over 12 years with a Medicare assumed rate for the same group of 7.25 percent decreasing to 5.5 percent over 12 years. For post-65 retirees in Canada, the assumed rate was 10.0 percent decreasing to 5.5 percent over 12 years. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1995 would be increased by 8.0 percent. The effect of this change on the net periodic postretirement benefit cost for 1995 would be an increase of 13.0 percent.

For 1995 and 1994, the weighted average discount rates used in determining the accumulated postretirement benefit obligations were 7.5 and 8.5 percent, respectively, for U.S. plans and 8.25 and 9.0 percent, respectively, for Canadian plans.


COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment. Total rental expenses for 1995, 1994 and 1993 were $12.8 million, $11.8 million and $16.7 million, respectively.

Future minimum annual rental commitments for all non-cancelable leases are as follows (in thousands):

     1996                                               $ 13,454
     1997                                                 10,913
     1998                                                  9,883
     1999                                                  9,151
     2000                                                  8,125
     Thereafter                                           25,476
                                                       ---------
     Total                                              $ 77,002
                                                       =========

The Company self insures for workers' compensation and general liability claims, up to a maximum amount per claim. The estimated liability is accrued based on an actuarial determination prepared by an outside actuary.

During 1989 and 1990, five railroad companies (the "Railroads") filed actions against Lone Star Industries Inc. and affiliates ("Lone Star") for damages resulting from its fabrication and sale of allegedly defective concrete railroad ties to the Railroads. The Company and LCI were named in third party actions in which Lone Star was claiming indemnity for liability to the Railroads, for damages to its business and for costs and losses suffered as a result of the Company and LCI supplying allegedly defective cement used by Lone Star in the fabrication of the railroad ties. The damages claimed totalled approximately $226.5 million. The Company denied the allegations and vigorously defended against the lawsuits (the "Lone Star Case").

In late 1992, Lone Star settled with the Railroads for approximately $67 million and proceeded with its case against the Company and LCI which resulted in a jury verdict of $1.2 million in damages for Lone Star. An appeal of the verdict resulted in a retrial and a jury verdict of $8.4 million in damages for Lone Star plus prejudgment interest of $0.9 million. This jury verdict also was appealed. The parties agreed in 1995 to settle the Lone Star Case for a cash payment of $11.2 million. The settlement was funded by payments from the Company's and LCI's insurers (in partial settlement of litigation with these insurers as described below), except for $4.865 million which was paid by the Company and for which the Company and LCI are seeking repayment from one insurer through litigation.

In late 1990 Nationwide Mutual Insurance Company ("Nationwide"), one of the Company's primary insurers during the period when allegedly defective cement was supplied to Lone Star by the Company, filed a complaint for declaratory judgment against the Company, LCI and eleven other liability insurers of the Company and LCI (the "Coverage Case"). The complaint sought a determination of all insurance coverage issues in the Lone Star Case. The Company answered the complaint, counter-claimed against Nationwide, cross-claimed against the co-defendant insurers and filed a third party complaint against 36 additional insurers. In 1991, the Company and Nationwide entered into a settlement agreement pursuant to which Nationwide settled its claim in the Coverage Case and, among other things, paid the Company a portion of past due defense expenses in the Lone Star Case, promised to pay its proportion of continuing defense expenses therein and to post the entire remaining aggregate limits of its policies as reserves to be used in the Lone Star Case, if necessary.

The Coverage Case was tried in late 1995 and the jury awarded the Company and LCI approximately $19.5 million of the $27.5 million sought as the necessary and reasonable expenses incurred in defense of the Lone Star Case (part of which is the Company's ultimate liability pursuant to contractual arrangements with several of its primary insurers). After the jury returned its verdict, the Court awarded the Company and LCI pre- and post-judgment interest, apportioned the policy deductibles, determined the equitable apportionment of the verdict among the defendant insurers and entered its final judgment order in January 1996. The Company and LCI have settled with all but two of its insurers and are currently weighing possible appeal of this matter to the Court of Appeals.

Since 1992, a number of owners of buildings located in eastern Ontario, Canada, most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. There are presently approximately 168 plaintiffs whose claims involve 104 foundations, which are embodied in nine lawsuits. In two of these actions, the plaintiffs have added LCI as a party defendant; in the others, LCI is either a third or fourth party. The damages claimed total more than Cdn. $62 million. In the largest of these actions, approximately 119 plaintiffs are complaining about 81 basement foundations, including a 20-unit condominium, and claiming approximately Cdn. $51.7 million, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. LCI has also been served with cross-claims or third or fourth party claims by Bertrand in the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective flyash. Bertrand amended its claims to allege that the cement supplied by LCI is also defective. In 1995, the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. It has introduced third and fourth party claims against its insurers to have the insurance coverage issues dealt with by the Court at the same time as the liability case. The Company believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

The Company has been notified by the EPA that it is one of several potentially responsible parties for clean-up costs at waste disposal sites. The ultimate costs related to such matters and the Company's degree of responsibility, in some of these matters, is not presently determinable. In addition, the Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.


RELATED PARTY TRANSACTIONS

The Company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $5.5 million, $4.3 million and $4.8 million during 1995, 1994 and 1993, respectively. In addition, the Company purchases various products from Lafarge S.A. Such purchases totaled $27.7 million, $11.7 million and $6.3 million in 1995, 1994 and 1993, respectively. All transactions with Lafarge S.A. were conducted on an arm's length basis.

Lafarge S.A. reinvested a portion of dividends it was entitled to receive on the Company's Common Shares during 1995, 1994 and 1993. These reinvestments totaled $12.4 million, $9.5 million and $3.0 million, respectively.

At year-end, $15 million of the Company's 7% Convertible Debentures were held by Lafarge S.A.

In 1993, Lafarge S.A. purchased 1.0 million Common Shares of the Company's equity offering of 6.75 million Common Shares. The price paid for these shares
was the price to the public.   (See Common Equity Interests).

QUARTERLY DATA (UNAUDITED)

The following table summarizes financial data by quarter for 1995 and 1994 (in millions, except per share information):



                                               First        Second          Third           Fourth           Total
                                             ---------------------------------------------------------------------
1995
Net Sales                                    $  197            $ 396           $ 510          $ 369        $ 1,472
Gross profit (loss)                             (16)             103             146             90            323
Net income (loss)                               (42)              50              86             36            130
Net income (loss) per
  common equity share (a):
     Primary                                  (0.62)            0.72            1.24           0.52           1.88
     Fully diluted                            (0.62)            0.70            1.19           0.50           1.82
                                             ======================================================================


                                               First        Second          Third           Fourth           Total
                                             ---------------------------------------------------------------------
1994

Net Sales                                        $ 208           $423           $528           $404         $1,563
Gross profit (loss)                                (23)            98            144             90            309
Net income (loss)                                  (61)            38             72             32             81
Net income (loss) per
  common equity share (a):
     Primary                                     (0.92)          0.56           1.06           0.47           1.18
     Fully diluted                               (0.92)          0.55           1.01           0.47           1.18
                                             ======================================================================

(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The section entitled "Election of Directors" appearing on pages 5 through 8 of the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1996 sets forth certain information with respect to the directors and nominees for election as directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Annual Report.





                                    III - 1

ITEM 11.       EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing on pages 8 through 17 of the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1996 sets forth certain information with respect to the compensation of management of the Company, and is incorporated herein by reference.





                                    III - 2

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Voting Securities", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing on pages 1 through 5 and "Election of Directors" appearing on pages 5 through 8 of the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1996 set forth certain information with respect to the ownership of the Company's voting securities, and are incorporated herein by reference.





                                    III - 3

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sections entitled "Executive Compensation - Indebtedness of Management" and "Executive Compensation - Transactions with Management and Others" appearing on pages 16 and 17 of the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1996 set forth certain information with respect to relations of and transactions by management of the Company, and are incorporated herein by reference.





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

        II    -  Valuation and Qualifying Accounts              IV-9

        Schedules I, III, IV and V have been omitted because they are not applicable.

 3.         EXHIBITS


 3.1 Articles of Amendment and Restatement of the Company, filed May 29, 1992 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

 3.2 By-Laws of the Company, (as most recently amended on July 29, 1994) [incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 4.1 Form of Indenture dated as of October 1, 1989 between the Company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the Company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3, 1989].

 4.2 Form of Fixed Rate Medium-Term Note of the Company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3, 1989].

 4.3 Form of Floating Rate Medium-Term Note of the Company [incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3, 1989].

 4.4 Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries have not been filed. The Company agrees to furnish a copy of such instruments to the Commission upon request.

 9.1 Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban
            C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the

            Company, filed with the Securities and Exchange Commission on March 21, 1983].

 9.2        Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit
            9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on September 16, 1983].

10.1 Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit
            10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.

10.2 Guarantee Agreement dated as of May 1, 1983 between the Company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on May 5, 1983].

10.3 Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on March 21, 1983].

10.4 Director Fee Deferral Plan of the Company [incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on September 16, 1983].

10.5        1993 Stock Option Plan of the Company [incorporated by reference to
            Exhibit 10.6 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1993].

10.6 1983 Stock Option Plan of the Company, as amended and restated May 2, 1989 [incorporated by reference to Exhibit 28 to the Company's report on Form 10-Q for the quarter ended June 30, 1989].

10.7 Optional Stock Dividend Plan of the Company [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1987].

10.8 Director Fee Deferral Plan of General Portland, assumed by the Company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].

10.9 Option Agreement for Common Stock dated as of November 1, 1993 between the Company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1993].

10.10 Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on November 23, 1983].

10.11 Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit
            10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on November 23, 1983].

10.12 Stock Purchase Agreement dated September 17, 1986 between the Company and Lafarge Coppee, S.A. [incorporated by reference to Exhibit B to the Company's report on Form 10-Q for the quarter ended September 30, 1986].

10.13 Promissory Note dated July 17, 1987 of Bertrand P. Collomb [incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1987].

10.14 Promissory Note dated July 31, 1987 of Thomas W. Tatum [incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1987].

10.15 Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit
            10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

10.16 Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit
            10.43 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

10.17       Amendment dated January 1, 1993 to Royalty Agreement filed as
            Exhibit 10.19 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

10.18 Description of Nonemployee Director Retirement Plan of the Company, effective January 1, 1989 [incorporated by reference to Exhibit
            10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

10.19 Promissory Note dated February 6, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

10.20 Promissory Note dated February 27, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

10.21 Promissory Note dated January 17, 1989 of H. L. Youngblood [incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

10.22 Promissory Note dated September 20, 1990 of John C. Porter [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

10.23 Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the Company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit
            10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

10.24 Form of Revolving Credit Facility Agreements, dated as of September 1, 1994, among the Company and nine separate banking institutions [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.25 Promissory Note dated June 15, 1994 of Edward T. Balfe [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.26 Promissory Note dated September 1, 1994 of Duncan Gage [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.27 Promissory Note dated July 9, 1990 of Peter H. Cooke [incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.28 Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.18 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.29       Promissory Note dated January 8, 1996 of Larry J. Waisanen.

10.30 Memorandum of Understanding dated September 1, 1992 between the Company and Lafarge Coppee relating to the reimbursement to the Company of a portion of Michel Rose's compensation and expenses [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

11 Statement regarding computation of net income per common equity share.

21          Subsidiaries of the Company.

23          Consent of Arthur Andersen LLP, independent public accountants.

27          Financial Data Schedule


(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.

                       CONSOLIDATED SUPPORTING SCHEDULE

                     LAFARGE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)




                                              Additions                       Deductions
                                              ---------            ----------------------------------
                             Balance at       Charge to            From Reserve for
                             Beginning        Cost and             Purposes for Which                        Balance at
Description                  of Year          Expenses             Reserve Was Created        Other (1)      End of Year
------------                 ----------       ---------            -------------------        ---------      -----------
Reserve applicable to
  current receivable

  For doubtful accounts:

      1995                   $  22,698          $     588         $  (2,843)                 $     242       $  20,685

      1994                   $  19,084          $   5,941         $  (1,842)                 $    (485)      $  22,698

      1993                   $  19,138          $   5,735         $  (5,451)                 $    (338)      $  19,084


  For cash and other
    discounts:

      1995                   $   5,649          $ 30,691          $ (32,985)                 $     187       $   3,542

      1994                   $   4,988          $ 34,567          $ (33,155)                 $    (751)      $   5,649

      1993                   $   5,115          $ 35,733          $ (35,213)                 $    (647)      $   4,988





--------------------------------

(1)    Primarily foreign currency translation adjustments.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAFARGE CORPORATION

                                       By:/s/ LARRY J. WAISANEN
                                          ------------------------------
                                              Larry J. Waisanen
                                              Senior Vice President and
                                              Chief Financial Officer

                                       Date:  March 29, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


             Signature                                   Title                                Date
             ---------                                   -----                                ----
/s/ MICHEL ROSE                                   President and Chief                   March 29, 1996
----------------------------                        Executive Officer
Michel Rose                                         and Director



/s/ LARRY J. WAISANEN                             Senior Vice President                 March 29, 1996
-------------------------------                     and Chief Financial
Larry J. Waisanen                                   Officer


/s/ JOHN C. PORTER                                Vice President                        March 29, 1996
----------------------------                        and Controller
John C. Porter


/s/ BERTRAND P. COLLOMB                           Director                              March 29, 1996
----------------------------
Bertrand P. Collomb


/s/ THOMAS A. BUELL                               Director                              March 29, 1996
----------------------------
Thomas A. Buell

/s/ MARSHALL A. COHEN                             Director                              March 29, 1996
----------------------------
Marshall A. Cohen


/s/ BERNARD L. KASRIEL                            Director                              March 29, 1996
----------------------------
Bernard L. Kasriel

/s/ JACQUES LEFEVRE                               Director                              March 29, 1996
---------------------------
Jacques Lefevre


/s/ PAUL W. MACAVOY                               Director                              March 29, 1996
----------------------------
Paul W. MacAvoy


/s/ CLAUDINE B. MALONE                            Director                              March 29, 1996
----------------------------
Claudine B. Malone


/s/ ALONZO L. MCDONALD                            Director                              March 29, 1996
----------------------------
Alonzo L. McDonald


/s/ DAVID E. MITCHELL                             Director                              March 29, 1996
----------------------------
David E. Mitchell


/s/ ROBERT W. MURDOCH                             Director                              March 29, 1996
----------------------------
Robert W. Murdoch


/s/ BERTIN F. NADEAU                              Director                              March 29, 1996
----------------------------
Bertin F. Nadeau


/s/ JOHN M. PIECUCH                               Director                              March 29, 1996
----------------------------
John M. Piecuch


/s/ JOHN D. REDFERN                               Director                              March 29, 1996
----------------------------
John D. Redfern


/s/ JOE M. RODGERS                                Director                              March 29, 1996
----------------------------
Joe M. Rodgers


/s/ RONALD D. SOUTHERN                            Director                              March 29, 1996
----------------------------
Ronald D. Southern


/s/ EDWARD H. TUCK                                Director                              March 29, 1996
----------------------------
Edward H. Tuck

                               INDEX OF EXHIBITS


Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------



  3.1 Articles of Amendment and Restatement of the Company, filed May 29, 1992 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

  3.2 By-Laws of the Company, (as most recently amended on July 29, 1994) [incorporated by reference to Exhibit
         3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

  4.1 Form of Indenture dated as of October 1, 1989 between the Company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the Company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3, 1989].

  4.2 Form of Fixed Rate Medium-Term Note of the Company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3, 1989].

  4.3    Form of Floating Rate Medium-Term Note of the
         Company [incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration
         No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3,
         1989].

 4.4     Instruments with respect to long-term debt which do

                               INDEX OF EXHIBITS


Exhibit                        Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------


         not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries have not been filed. The Company agrees to furnish a copy of such instruments to the Commission upon request.

 9.1 Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on March 21, 1983].

 9.2 Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to
         Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on September 16, 1983].

10.1 Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.

                               INDEX OF EXHIBITS


Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------


 10.2 Guarantee Agreement dated as of May 1, 1983 between the Company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on May 5, 1983].

 10.3 Special Surface Lease dated as of August 1, 1954 b etween the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to
         Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the Company, filed with the Securities and Exchange Commission on March 21, 1983].

 10.4 Director Fee Deferral Plan of the Company [incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on September 16, 1983].

 10.5 1993 Stock Option Plan of the Company [incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1993].

 10.6 1983 Stock Option Plan of the Company, as amended and restated May 2, 1989 [incorporated by reference to Exhibit 28 to the Company's report on Form 10-Q for the quarter ended June 30, 1989].

 10.7 Optional Stock Dividend Plan of the Company [i ncorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1987].

                               INDEX OF EXHIBITS


Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------


 10.8 Director Fee Deferral Plan of General Portland, assumed by the Company on January 29, 1988
         [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].

 10.9    Option Agreement for Common Stock dated as of
         November 1, 1993 between the Company and Lafarge
         Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1993].

 10.10 Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on November 23, 1983].

 10.11 Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the Company, filed with the Securities and Exchange Commission on November 23, 1983].

 10.12 Stock Purchase Agreement dated September 17, 1986 between the Company and Lafarge Coppee, S.A.
         [incorporated by reference to Exhibit B to the Company's report on Form 10-Q for the quarter ended
         September 30, 1986].

                               INDEX OF EXHIBITS


Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------


 10.13 Promissory Note dated July 17, 1987 of Bertrand P. Collomb [incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1987].

 10.14   Promissory Note dated July 31, 1987 of Thomas W.
         Tatum [incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1987].

 10.15 Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit
         10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

 10.16 Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit
         10.43 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

 10.17 Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.19 [incorporated by reference to
         Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

                               INDEX OF EXHIBITS


Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------


 10.18 Description of Nonemployee Director Retirement Plan of the Company, effective January 1, 1989
         [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

 10.19 Promissory Note dated February 6, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

 10.20 Promissory Note dated February 27, 1989 of John M. Piecuch [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

 10.21 Promissory Note dated January 17, 1989 of H. L. Youngblood [incorporated by reference to Exhibit
         10.44 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

 10.22 Promissory Note dated September 20, 1990 of John C. Porter [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

 10.23 Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the Company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit
         10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

                               INDEX OF EXHIBITS

Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------


 10.24 Form of Revolving Credit Facility Agreements, dated as of September 1, 1994, among the Company and nine separate banking institutions [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 10.25   Promissory Note dated June 15, 1994 of Edward T.
         Balfe [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 10.26 Promissory Note dated September 1, 1994 of Duncan Gage [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 10.27   Promissory Note dated July 9, 1990 of Peter H. Cooke
         [incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 10.28   Amendment dated September 13, 1991 to Cost Sharing
         Agreement filed as Exhibit 10.18 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

*10.29   Promissory Note dated January 8, 1996 of Larry J.
         Waisanen.

                               INDEX OF EXHIBITS


Exhibit                                                      Sequentially
Number                                                      Numbered Pages
------   -------------------------------------------------- --------------

 10.30 Memorandum of Understanding dated September 1, 1992 between the Company and Lafarge Coppee relating to the reimbursement to the Company of a portion of Michel Rose's compensation and expenses[incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

 *11 Statement regarding computation of net income per common equity share.

 *21     Subsidiaries of the Company.

 *23 Consent of Arthur Andersen LLP, independent public accountants.

 *27     Financial Data Schedule
---------------------------

*        Filed herewith