Form 10-Q
period 1996-03-31
LAFARGE CORP
filed 1996-05-15
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1996
                               -------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number                 0-11936
                       ----------------------------------------------------

                              LAFARGE CORPORATION
- ---------------------------------------------------------------------------
              (Exact name of company as specified in its charter)


                 MARYLAND                            58-1290226
- ---------------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


 11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA           22091
- ---------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)


                                   703-264-3600
- ---------------------------------------------------------------------------
               (Company's telephone number, including area code)


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                     Outstanding as of
                       Class                                                            April 30, 1996
         ---------------------------------                                              ----------------
         Common Stock of Lafarge Corporation
            ($1 par value)                                                                    61,487,157
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                                                     8,086,781
                                                                                              ----------
         Total Common Equity Interests                                                        69,573,938
                                                                                              ==========

Number of pages contained in this report           15
                                                   --
Total sequentially numbered pages                  15
                                                   --
Exhibit index on page 13
                      --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX


                                                                                          Page
                                                                                          ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

     a)            Condensed Consolidated Statements
                   of Income (Loss) - Three-Month and
                   Twelve-Month Periods Ended
                   March 31, 1996 and 1995                                                   3

     b)            Condensed Consolidated Balance Sheets -
                   March 31, 1996, March 31, 1995, and
                   December 31, 1995                                                         4

     c)            Condensed Consolidated Statements of
                   Cash Flows - Three-Month and Twelve-Month
                   Periods Ended March 31, 1996 and 1995                                     5

     d)            Condensed Consolidated Geographic Information -
                   Three-Month and Twelve-Month Periods
                   Ended March 31, 1996 and 1995                                             6

     e)            Notes to Condensed Consolidated Financial Statements                      7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       9

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                        12

Item 4.            Submission of Matters to a Vote of Security Holders                      12

Item 6(a).         Exhibits                                                                 13

Item 6(b).         Reports on Form 8-K                                                      13

SIGNATURE                                                                                   14

                                  PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                LAFARGE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Income (Loss)
                        (Unaudited and in thousands, except per share amounts)



                                                        Three Months                           Twelve Months
                                                       Ended March 31                         Ended March 31
                                              -----------------------------         ---------------------------------
                                                  1996               1995               1996                 1995
                                              -----------        ----------         ----------             ----------
NET SALES                                     $  203,712         $  196,789         $1,479,082             $1,552,267
                                              ----------         ----------         ----------             ----------
COST AND EXPENSES

Cost of goods sold                               223,493            212,703          1,159,958              1,236,328
selling and administrative                        35,795             35,480            141,427                159,782
Interest expense, net                              3,251              3,032             15,438                 23,745
Other expense (income), net                        2,857             (4,580)             3,930                 (4,670)
                                              ------------------------------------------------------------------------
Total costs and expenses                         265,396            246,635          1,320,753              1,415,185
                                              ------------------------------------------------------------------------

Pre-tax income (loss)                            (61,684)           (49,846)           158,329                137,082
Income tax benefit (expense)                      23,489              7,793            (24,858)               (36,640)
                                              ------------------------------------------------------------------------
NET INCOME (LOSS)                             $  (38,195)        $  (42,053)        $  133,471             $  100,442
                                              ========================================================================

NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-PRIMARY                               $     (.55)        $     (.62)        $     1.93             $     1.47
                                              ========================================================================

NET INCOME (LOSS) PER COMMON EQUITY
  SHARE-ASSUMING FULL DILUTION                $     (.55)        $     (.62)        $     1.87             $     1.47
                                              ========================================================================

DIVIDENDS PER COMMON EQUITY SHARE             $     .100         $     .075         $     .400             $     .300
                                              ========================================================================
Average number of common equity
  shares outstanding                              69,327             68,251             69,266                 68,379
                                              ========================================================================



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands)


                                                       March 31             March 31          December 31
                                                         1996                 1995               1995
                                                    ------------         ------------        ------------
ASSETS

Cash and cash equivalents                           $   88,976            $  160,766          $  136,435
Short-term investments                                  97,514                54,248              84,516
Receivables, net                                       192,685               174,619             256,262
Inventories                                            221,622               191,467             210,076
Other current assets                                    32,814                30,393              31,214
                                                    ----------------------------------------------------
Total current assets                                   633,611               611,493             718,503

Property, plant and equipment, net                     823,896               752,754             797,017
Excess of cost over net assets
  of businesses acquired, net                           22,478                21,205              21,302
Other assets                                           163,516               173,843             177,031
                                                    ----------------------------------------------------
TOTAL ASSETS                                        $1,643,501            $1,559,295          $1,713,853
                                                    ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities            $  213,934            $  217,967          $  222,458
Income taxes payable                                     1,992                26,441              31,729
Current portion of long-term debt                       20,633                16,729              15,741
                                                    ----------------------------------------------------
Total current liabilities                              236,559               261,137             269,928

Long-term debt                                         263,612               285,392             268,636
Deferred income tax                                     48,157                69,218              43,314
Other postretirement benefits                          124,368               121,448             123,260
Other long-term liabilities                             28,018                23,346              27,737
                                                    ----------------------------------------------------
Total liabilities                                      700,714               760,541             732,875
                                                    ----------------------------------------------------
Common equity interests
  Common shares                                         61,011                59,902              60,735
  Exchangeable shares                                   58,339                57,780              58,311
Additional paid-in-capital                             597,514               579,026             593,310
Retained earnings                                      283,473               177,713             328,623
Foreign currency translation adjustments               (57,550)              (75,667)            (60,001)
                                                    ----------------------------------------------------
Total shareholders' equity                             942,787               798,754             980,978
                                                    ----------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,643,501            $1,559,295          $1,713,853
                                                    ====================================================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

                                                        Three Months                           Twelve Months
                                                       Ended March 31                         Ended March 31
                                               -----------------------------         -------------------------------
                                                  1996               1995               1996                 1995
                                               --------          -----------         --------             ----------
CASH FLOWS FROM OPERATIONS

Net income (loss)                              $ (38,195)         $ (42,053)         $ 133,471             $  100,442
Adjustments to reconcile net
  income (loss) to net cash
  provided by operations:
    Depreciation, depletion and
      amortization                                25,402             23,071             96,652                 98,712
    Provision for doubtful accounts                  524                609                503                  5,644
    Gain on sale of assets                          (861)            (9,525)            (5,921)               (24,867)
    Other postretirement benefits                    821                822              2,261                  3,020
    Other non-cash charges and
      credits, net                                (1,445)            (2,008)           (29,718)               (28,872)
    Changes in working capital                    15,081             20,353            (68,923)                 5,941
                                             -------------------------------------------------------------------------
Net cash provided (consumed)
   by operations:                                  1,327             (8,731)           128,325                160,020
                                             -------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
  Capital expenditures                           (29,122)           (27,619)          (123,385)              (104,100)
  Acquisitions                                    (8,127)              (972)           (36,474)                (5,350)
  Short-term investments                         (12,998)            (3,748)           (43,266)               (54,248)
  Proceeds from property, plant &
    equipment dispositions                         2,528             17,547             19,609                170,355
  Other                                            2,445               (709)             6,074                  9,154
                                             -------------------------------------------------------------------------
Net cash provided by (used for)
  investing                                      (45,274)           (15,501)          (177,442)               15,811
                                             -------------------------------------------------------------------------
CASH FLOWS FROM FINANCING

  Net decrease in long-term borrowings            (1,492)            (6,363)           (19,443)              (115,912)
  Issuance of equity securities                      293                 37              3,275                  4,590
  Dividends, net of reinvestments                 (2,740)            (2,024)           (10,830)                (8,679)
                                             -------------------------------------------------------------------------
Net cash consumed by financing                    (3,939)            (8,350)           (26,998)              (120,001)
                                             -------------------------------------------------------------------------
Effect of exchange rate changes                      427                291              4,325                 (3,042)
                                             -------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (47,459)           (32,291)           (71,790)                52,788
CASH AND CASH EQUIVALENTS AT THE
   BEGINNING OF THE PERIOD                       136,435            193,057            160,766                107,978
                                             -------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END
   OF THE PERIOD                               $  88,976          $ 160,766          $  88,976             $  160,766
                                             =========================================================================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Geographic Information
                          (Unaudited and in thousands)



                                                        Three Months                           Twelve Months
                                                       Ended March 31                          Ended March 31
                                               ----------------------------          -------------------------------
                                                  1996               1995               1996                 1995
                                               ---------          ---------          --------             ----------
NET SALES

Canada                                        $   79,737         $   83,169         $  657,302             $  672,230
United States                                    123,975            113,620            821,780                880,037
                                              -----------------------------------------------------------------------
TOTAL NET SALES                               $  203,712         $  196,789         $1,479,082             $1,552,267
                                              =======================================================================



INCOME (LOSS) FROM OPERATIONS

Canada                                        $  (31,773)        $  (25,895)        $   69,600             $   57,291
United States                                    (26,660)           (20,919)           104,167                103,536
                                              -----------------------------------------------------------------------

TOTAL INCOME (LOSS) FROM
   OPERATIONS                                    (58,433)           (46,814)           173,767                160,827
Interest expense, net                             (3,251)            (3,032)           (15,438)               (23,745)
                                              -----------------------------------------------------------------------

PRE-TAX INCOME (LOSS)                         $  (61,684)        $  (49,846)        $  158,329            $   137,082
                                              =======================================================================



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



             Notes to Condensed Consolidated Financial Statements

1. The Company is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt and aggregates. The Company operates in the U.S. and, through its major operating subsidiary, Lafarge Canada Inc. ("LCI"), in Canada. The Company's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities.

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K.

3. Because of seasonal, weather-related conditions in most of the Company's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At March 31, 1996 and 1995, and at December 31, 1995, inventories consisted of the following (in thousands):


                                                            March 31                March 31              December 31
                                                              1996                    1995                    1995
                                                            --------                --------              -----------
Finished products                                           $ 99,086                $ 87,559              $  97,950
Work in process                                               36,340                  23,688                 16,959
Raw materials and fuel                                        43,161                  41,320                 50,030
Maintenance and operating
  supplies                                                    43,035                  38,900                 45,137
                                                            --------                --------              -----------
Total inventories                                           $221,622                $191,467              $ 210,076
                                                            ========                ========              ===========

5. Cash paid (received) during the period for interest and taxes is as follows (in thousands):


                                            Three Months                    Twelve Months
                                           Ended March 31                   Ended March 31
                                       -----------------------       ---------------------------
                                          1996          1995            1996             1995
                                       ---------     ---------       ----------      -----------
Interest, net                           $    635      $ (1,607)       $ 18,181        $ 23,799
Income taxes
  (net of refunds)                         7,632         3,646          79,020          44,100

6. The 1995 amounts shown as income from operations for the twelve months ended March 31, 1996 for Canada and the United States in the condensed consolidated geographic information exclude $30.1 million of cumulative adjustments resulting from an agreement reached with Revenue Canada Taxation during the second quarter of 1995 related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. for the years 1984 through 1994. If these adjustments were reflected, net sales and income from operations from Canada would be increased with corresponding adjustments in the U.S. There would be no impact on consolidated income from operations.

7. See Part II Item I on page 13 for a discussion of the material developments in legal proceedings. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.

8. In the third quarter of 1995, the U.S. tax provision was decreased by $23.3 million due to the reduction of a valuation allowance on deferred tax assets which had been recorded in 1992. The reduction results from the favorable long-term outlook of the U.S. cement market, three consecutive years of taxable income in the U.S. and management's projections of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Therefore, management believes it is more likely than not the related deferred tax assets will be realized.


9. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments except as discussed above) necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented.

                      LAFARGE CORPORATION AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Historically, the Company incurs a loss in the first quarter because sales and operating results are negatively impacted by weather conditions which reduce construction activity. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred.

THREE MONTHS ENDED MARCH 31, 1996

The seasonal pattern was evident during the three months ended March 31, 1996 when the Company incurred a net loss of $38.2 million, or $0.55 per common equity share. This compares with a net loss of $42.1 million, or $0.62 per common equity share, for the first quarter of 1995. The improvement was mostly due to a 4 percent increase in the average cement price, higher ready-mixed concrete shipments and a $12 million tax benefit which was recorded on U.S. operating losses in the first quarter of 1996. In 1995, no tax benefit was recorded on the U.S. loss. These improvements were partially offset by lower divestment gains and lower cement and aggregate sales volumes. The Company's Canadian operations reported a net loss of $18.3 million, $4.2 million worse than 1995. The U.S. net loss was $19.9 million, $8.1 million better than 1995.

The Company's net sales increased 4 percent to $203.7 million from $196.8 million in 1995. Canadian net sales declined 4 percent to $79.7 million due mostly to inclement weather conditions and continuing weakness in the Ontario and Quebec construction markets. U.S. net sales increased 9 percent to $124.0 million mainly due to acquisitions in the cement and construction materials operations in 1995 and 1996. The effect of a 6 percent decline in cement shipments was offset by a 4 percent increase in average cement prices. Ready-mixed concrete shipments were 6 percent higher while aggregate shipments declined 8 percent.

The first quarter loss from the Company's cement operations was $27.0 million, $5.0 million worse than last year. Net sales declined slightly (1%). The Canadian loss was $10.9 million, $5.4 million worse than 1995. Net sales and cement shipments were 7 percent and 12 percent lower, respectively, reflecting inclement weather and the slowdown of construction activity in Ontario, Quebec, British Columbia and Alberta. Canadian results were also negatively impacted by lower clinker production in Canada due to high inventory levels. The U.S. loss was $16.1 million, $0.4 million better than a year ago. An increase in the average net selling price of 5 percent was offset by a 4 percent decline in sales volumes (due largely to poor weather). Net sales increased a modest 1 percent.

The Company's construction materials and waste management operations lost $21.3 million, $1.6 million better than 1995. The improvement was due to lower expenses related to the development of a new financial system and a 9 percent increase in net sales primarily due to acquisitions. In Canada, the loss was $17.2 million, $0.4 million better than 1995. Net sales were 4 percent lower than last year reflecting a 2 percent and 7 percent decline in ready-mixed concrete and aggregate volumes, respectively. This volume decline was due to cold and wet weather and the slowdown of construction activity, mostly in Ontario and Quebec. In the U.S., the loss was $4.1 million. This was $1.2 million better than last year. Net sales increased 34 percent mostly due to acquisitions and higher ready-mixed concrete prices. Ready-mixed concrete shipments were 19 percent higher while aggregate volumes declined 8 percent.

Other expense, net was $2.9 million compared to net income of $4.6 million in 1995. The change resulted mostly from lower divestment gains offset by lower interest rate swap expenses.

For each of the three-month periods ended March 31, 1996 and 1995 the Company recorded an income tax benefit as a result of the seasonal loss from its Canadian operations. A $12 million tax benefit was recorded on U.S. operating losses in the first quarter of 1996, whereas in 1995 no tax benefit was recorded. The Canadian effective income tax rate was 39.2 percent for the first quarter of 1996 compared to 40.6 percent for the same period last year.

TWELVE MONTHS ENDED MARCH 31, 1996

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

The Company reported net income of $133.5 million compared to $100.4 million for the same period ended March 31, 1995. Net sales declined 5 percent primarily due to divestments of non-strategic assets in the U.S. Canadian net sales were 2 percent lower mostly due to a slowdown of construction activity in Ontario, Quebec and British Columbia. Net sales in the U.S. dropped 7 percent. The average cement net selling price increased 6 percent in the U.S. and 5 percent in Canada (excluding exchange rate fluctuations) compared to 1995. Cement sales volumes remained relatively flat in the U.S. but declined 8 percent in Canada. Ready-mixed concrete and aggregate shipments declined mostly due to divestments in the U.S. and a slowdown of construction activity in various Canadian provinces. Selling and administrative expenses were $18.4 million lower. The reduction resulted from the Company's staff reductions related to restructuring and from divestments. Net interest expense declined $8.3 million due to lower average debt and higher average cash invested at higher interest rates. Other expense, net was $3.9 million as compared to income of $4.7 million in 1995. The change resulted primarily from lower gains on the sale of non-strategic assets. Income taxes for the twelve month period reflect the impact of the agreement with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. Income tax expense decreased from $36.6 million in 1995 to $24.9 million in 1996. In the third quarter of 1995, the U.S. tax provision was reduced by $23.3 million due to the reduction of a valuation allowance on deferred tax assets which had been recorded in 1992. In addition, a $12 million tax benefit was recorded on U.S. operating losses in the first quarter of 1996 whereas in 1995 no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $1.3 million was provided by operating activities in the first quarter of 1996 compared to net cash of $8.7 million consumed in the first quarter of 1995. Net cash used for investing activities in the first quarter of 1996 was $29.8 million higher than the first quarter of 1995 due to lower proceeds from divestments, higher short-term investments and increased acquisition activity. The 1995 divestment proceeds resulted mainly from the sale of the Company's interest in a Texas aggregate operation. Net cash consumed by financing activities consisted of debt reduction and net dividends paid.

Net cash provided from operating activities for the twelve-month period ended March 31, 1996 decreased over the same period in 1995 primarily as a result of an increase in working capital requirements partially offset by higher net income. The working capital increase was mainly the result of higher inventories and lower income taxes payable. Inventories were higher as a result of accelerated U.S. cement and clinker purchases in mid-1995 in anticipation of higher shipments, the slowdown of shipments which began late in the third quarter of 1995 and the unusually cold and wet weather in the fourth quarter of 1995 that extended into the first quarter of 1996. Income taxes payable decreased due to a $12 million tax benefit recorded on U.S. operating losses in the first quarter of 1996 as previously discussed. Net cash of $177.4 million was used for investing activities during the twelve-month period ended March 31, 1996 compared to net cash of $15.8 million provided during the same period in 1995. The change resulted from proceeds received upon the 1995 divestment of non-strategic assets and higher 1996 capital spending and acquisitions. Net cash consumed by financing activities for the twelve-month period ended March 31, 1996 was $93 million lower than the same period in 1995 due to lower debt reduction. The debt reduction in 1995 resulted mostly from the proceeds of divested non-strategic assets.

Capital investments are not expected to exceed $225.0 million in 1996. At March 31, 1996, the Company had no material capital commitments and had $150.0 million of committed bank lines of credit of which none had been drawn.

                   PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

The Company and LCI have settled all of their claims with all of the insurance companies in the Coverage Suit except for Hartford Casualty Insurance Company ("Hartford"). For a description of the Coverage Suit, see the Company's annual report on Form 10-K for the year ended December 31, 1995. On March 20, 1996, the Company and LCI filed an appeal of certain issues to the Court of Appeals for the Fourth Circuit. On April 15, 1996, Hartford also filed an appeal. It is expected that the Fourth Circuit will hear the appeal sometime during the fourth quarter of 1996 and render a decision in the first half of 1997.

In LCI's third and fourth party claims against its primary and excess insurers for defense fees and indemnity, if any, in the Bertrand case (for a description of the Bertrand case see the Company's annual report on Form 10-K for the year ended December 31, 1995) Boreal Insurance Inc. (previously Laurentianne General Insurance Company) one of LCI's primary insurers served LCI in April 1996 with a Motion for Summary Judgment seeking dismissal of the third party action instituted by LCI against Boreal. Boreal alleges that its insurance contracts are not triggered and it has no obligation to indemnify LCI in regard to claims made against LCI in the Bertrand case. LCI anticipates that some of its other insurers may take the same position as Boreal and bring similar motions for summary judgment. LCI intends to strongly oppose Boreal's motion and any other such motions for summary judgment.



Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 7, 1996. A total of 69,498,938 shares were entitled to be voted. At the meeting, shareholders elected the 17 nominees for the Board of Directors identified below:



Director Elected              Votes For               Votes Withheld
- ----------------              ---------               --------------
Thomas A. Buell               50,140,761                  33,368
Marshall A. Cohen             50,140,830                  33,299
Bertrand P. Collomb           50,141,736                  32,393
Bernard L. Kasriel            50,141,361                  32,768
Jacques Lefevre               50,141,038                  33,091
Paul W. MacAvoy               50,140,561                  33,568
Claudine B. Malone            50,140,557                  33,567
Alonzo L. McDonald            50,131,750                  42,379
David E. Mitchell             50,127,771                  46,358
Robert W. Murdoch             50,142,578                  31,551
Bertin F. Nadeau              50,138,761                  35,368
John M. Piecuch               50,142,798                  31,331
John D. Redfern               50,141,758                  32,371
Joe M. Rodgers                50,140,104                  34,025
Michel Rose                   50,140,873                  33,256
Ronald D. Southern            50,125,141                  48,988
Edward H. Tuck                50,120,761                  53,368

The shareholders ratified the appointment of Arthur Andersen LLP as auditors to audit the financial statements of the Company for the year ending December 31, 1996, with voting as follows:

Votes For            Votes Against           Abstentions         Broker Non-Votes
- ---------            -------------           -----------         ----------------
50,144,450              12,428                 17,251                    -0-


Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits                                             Page
               --------                                             ----
               Exhibit 11 - Statement regarding computation of
               net income (loss) per common equity share.            15


         (b)   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed by the Company during the three-months ended March 31, 1996.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LAFARGE CORPORATION





Date:  May 14, 1996               By: LARRY J. WAISANEN
       ------------                   -----------------
                                      Larry J. Waisanen
                                      Senior Vice President
                                      and Chief Financial Officer