Form 10-Q
period 1996-06-30
LAFARGE CORP
filed 1996-08-14
CIK 716783

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1996
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -------------------------


Commission file number                           0-11936
                       --------------------------------------------------------


                             LAFARGE CORPORATION
- -------------------------------------------------------------------------------
              (Exact name of company as specified in its charter)


            MARYLAND                                      58-1290226
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA          20191-4393
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                703-264-3600
- -------------------------------------------------------------------------------
              (Company's telephone number, including area code)


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding as of
                        Class                                    July 31, 1996
         -----------------------------------------           ---------------------
         Common Stock of Lafarge Corporation
            ($1 par value)                                      61,806,082
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                       8,093,487
                                                             -----------------
         Total Common Equity Interests                          69,899,569
                                                             =================

Number of pages contained in this report           16
                                            --------------
Total sequentially numbered pages                  16
                                            --------------
Exhibit index on page        13
                       -------------

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX

                                                                                      Page
                                                                                      ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

  a)               Condensed Consolidated Statements
                   of Income - Three-Month, Six Month and
                   Twelve-Month Periods Ended
                   June 30, 1996 and 1995                                                3

  b)               Condensed Consolidated Balance Sheets -
                   June 30, 1996, June 30, 1995, and
                   December 31, 1995                                                     4

  c)               Condensed Consolidated Statements of
                   Cash Flows - Six - Month and Twelve-Month
                   Periods Ended June 30, 1996 and 1995                                  5

  d)               Condensed Consolidated Geographic Information -
                   Three-Month, Six-Month  and Twelve-Month Periods
                   Ended June 30, 1996 and 1995                                          6

  e)               Notes to Condensed Consolidated Financial Statements                  7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   9

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                    13

Item 6 (a).        Exhibits                                                             13

Item 6 (b).        Reports on Form 8-K                                                  13

SIGNATURE                                                                               14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS                    SIX MONTHS                     TWELVE MONTHS
                                              ENDED JUNE 30                 ENDED JUNE 30                    ENDED JUNE 30
                                    -----------------------------   ----------------------------   --------------------------------
                                        1996              1995           1996           1995            1996             1995
                                    -----------      ------------   ------------    ------------   -------------    ---------------
 NET SALES                           $ 420,948        $  396,020     $  624,660      $  592,809     $  1,504,010      $  1,524,912
                                    -----------      ------------   ------------    ------------   -------------    ---------------

 COSTS AND EXPENSES

 Cost of goods sold                    307,395           293,332        530,888         506,035        1,174,021         1,204,095
 Selling and administrative             38,654            36,416         74,449          71,896          143,665           155,981
 Interest expense, net                   3,555             5,396          6,806           8,428           13,597            20,391
 Other expense (income), net             1,839             2,007          4,696          (2,573)           3,762           (6,323)

                                    -----------      ------------   ------------    ------------   -------------    ---------------

 Total costs and expenses              351,443           337,151        616,839         583,786        1,335,045         1,374,144
                                    -----------      ------------   ------------    ------------   -------------    ---------------

 Pre-tax income                         69,505            58,869          7,821           9,023          168,965           150,768
 Income tax expense                    (26,240)           (9,151)        (2,751)         (1,358)         (41,947)          (38,737)
                                    -----------      ------------   ------------    ------------   -------------    ---------------

 NET INCOME                          $  43,265        $   49,718     $    5,070      $    7,665     $    127,018     $     112,031
                                    ===========      ============   ============    ============   =============    ===============

 NET INCOME PER COMMON
     EQUITY SHARE-PRIMARY            $     .62        $      .72     $      .07      $      .11     $       1.83     $        1.64
                                    ===========      ============   ============    ============   =============    ===============

 NET INCOME PER COMMON
     EQUITY SHARE - ASSUMING
     FULL DILUTION                   $     .59        $      .70     $      .07      $      .11     $       1.77     $        1.63
                                    ===========      ============   ============    ============   =============    ===============

 DIVIDENDS PER COMMON
     EQUITY SHARE                    $    .100        $     .100     $     .200      $     .175     $       .400     $        .325
                                    ===========      ============   ============    ============   =============    ===============


 Average number of common equity
     shares outstanding                 70,090            68,878         69,848          68,667           69,576            68,483
                                    ===========      ============   ============    ============   =============    ===============


          See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)


                                                                                JUNE 30              JUNE 30            DECEMBER 31
                                                                                  1996                 1995                 1995
                                                                            ---------------      ---------------     ---------------
 ASSETS

 Cash and cash equivalents                                                   $     67,501         $     94,444         $   136,435
 Short-term investments                                                            50,603                 ----              84,516
 Receivables, net                                                                 321,672              297,196             256,262
 Inventories                                                                      218,345              205,675             210,076
 Other current assets                                                              37,293               33,093              31,214
                                                                            ---------------      ---------------     ---------------
 Total current assets                                                             695,414              630,408             718,503

 Property, plant and equipment, (less accumulated
    depreciation and depletion of $1,007,658, $950,944 and
    $983,518)                                                                     831,197              782,877             797,017
 Excess of cost over net assets of businesses acquired, net                        21,911               20,671              21,302
 Other assets                                                                     170,262              183,705             177,031
                                                                            ---------------      ---------------     ---------------
 TOTAL ASSETS                                                                $  1,718,784         $  1,617,661         $ 1,713,853
                                                                            ===============      ===============     ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable and accrued liabilities                                    $    239,829         $    231,150         $   222,458
 Income taxes payable                                                              12,101                5,505              31,729
 Current portion of long-term debt                                                 20,711                8,709              15,741
                                                                            ---------------      ---------------     ---------------
 Total current liabilities                                                        272,641              245,364             269,928


 Long-term debt                                                                   263,282              293,040             268,636
 Deferred income tax                                                               45,950               72,619              43,314
 Other postretirement benefits                                                    124,724              122,634             123,260
 Other long-term liabilities                                                       29,211               24,563              27,737
                                                                            ---------------      ---------------     ---------------
 Total liabilities                                                                735,808              758,220             732,875
                                                                            ---------------      ---------------     ---------------

 Common equity interests
     Common shares                                                                 61,747               60,199              60,735
     Exchangeable shares                                                           55,737               58,100              58,311
 Additional paid-in-capital                                                       605,389              584,207             593,310
 Retained earnings                                                                319,744              220,553             328,623
 Foreign currency translation adjustments                                         (59,641)             (63,618)            (60,001)
                                                                            ---------------      ---------------     ---------------
 Total shareholders' equity                                                       982,976              859,441             980,978
                                                                            ---------------      ---------------     ---------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  1,718,784         $  1,617,661         $ 1,713,853
                                                                            ===============      ===============     ===============



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)



                                                               SIX MONTHS                            TWELVE MONTHS
                                                             ENDED JUNE 30                           ENDED JUNE 30
                                                   ---------------------------------       --------------------------------
                                                         1996              1995                 1996             1995
                                                   -------------      --------------       -------------     --------------
CASH FLOWS FROM OPERATIONS

Net income                                          $     5,070        $    7,665           $  127,018         $  112,031
Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation, depletion and amortization           50,206            46,884               97,643             94,617
      Provision for doubtful accounts                       944             1,336                  196              4,726
      (Gain) loss on sale of assets                          11            (9,876)              (4,698)           (23,836)
      Other postretirement benefits                       1,229             1,721                1,770              2,632
      Other non-cash charges and credits, net            (3,018)           (6,960)             (26,339)           (25,385)
      Changes in working capital                        (91,904)         (119,821)             (35,734)           (25,356)
                                                   --------------     -------------        -------------      -------------
Net cash provided (consumed) by operations              (37,462)          (79,051)             159,856            139,429
                                                   --------------     -------------        -------------      -------------

CASH FLOWS FROM INVESTING
   Capital expenditures                                 (66,068)          (61,104)            (126,846)          (111,108)
   Acquisitions                                          (8,593)          (23,449)             (14,463)           (26,057)
   Short-term investments                                33,913            50,500              (50,603)                --
   Proceeds from property, plant and equipment
      dispositions                                       13,009            24,458               23,179            170,088
   Other                                                  1,345            (3,519)               7,784              6,109
                                                   --------------     -------------        -------------      -------------
Net cash provided by (used for) investing               (26,394)          (13,114)            (160,949)            39,032
                                                   --------------     -------------        -------------      -------------


CASH FLOWS FROM FINANCING
   Net decrease in long-term borrowings                  (1,756)           (6,760)             (19,310)          (131,889)
   Issuance of equity securities                          2,689             1,617                4,091              6,097
   Dividends, net of reinvestments                       (6,122)           (4,684)             (11,552)            (8,542)
                                                   --------------     -------------        -------------      -------------
Net cash consumed by financing                           (5,189)           (9,827)             (26,771)          (134,334)
                                                   --------------     -------------        -------------      -------------
Effect of exchange rate changes                             111             3,379                  921                369
                                                   --------------     -------------        -------------      -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (68,934)          (98,613)             (26,943)            44,496
CASH AND CASH EQUIVALENTS AT THE
   BEGINNING OF THE PERIOD                              136,435           193,057               94,444             49,948
                                                   --------------     -------------        -------------      -------------

CASH AND CASH EQUIVALENTS AT THE
   END OF THE PERIOD                                $    67,501        $   94,444           $   67,501         $   94,444
                                                   ==============     =============        =============      =============

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                                     THREE MONTHS                                  SIX MONTHS
                                                    ENDED JUNE 30                                ENDED JUNE 30
                                       -------------------------------------------------------------------------------------
                                               1996                    1995                1996                   1995
                                       -----------------       ----------------     ----------------      ------------------
 NET SALES

 Canada                                  $     164,924            $   170,190        $     244,661          $    253,359
 United States                                 256,024                225,830              379,999               339,450
                                       -----------------       ----------------     ----------------      ------------------
 TOTAL NET SALES                         $     420,948            $   396,020        $     624,660          $    592,809
                                       =================       ================     ================      ==================

 INCOME (LOSS) FROM OPERATIONS

 Canada                                  $      24,518            $    25,327        $      (7,255)         $       (568)
 United States                                  48,542                 38,938               21,882                18,019
                                       -----------------       ----------------     ----------------       ------------------
 TOTAL INCOME FROM OPERATIONS                   73,060                 64,265               14,627                17,451
 Interest expense, net                          (3,555)                (5,396)              (6,806)               (8,428)
                                       -----------------       ----------------     ----------------       ------------------
 PRE-TAX INCOME                          $      69,505            $    58,869        $       7,821          $      9,023
                                       =================       ================     ================       ==================

                                                              TWELVE MONTHS
                                                              ENDED JUNE 30
                                              -------------------------------------------
                                                     1996                     1995
                                              ------------------      -------------------
 NET SALES

 Canada                                          $     652,036           $      677,600
 United States                                         851,974                  847,312
                                              ------------------      -------------------
 TOTAL NET SALES                                 $   1,504,010           $    1,524,912
                                              ==================      ===================

 INCOME (LOSS) FROM OPERATIONS


 Canada                                          $      68,791           $       70,120
 United States                                         113,771                  101,039
                                              ------------------      -------------------
 TOTAL INCOME FROM OPERATIONS                          182,562                  171,159
 Interest expense, net                                 (13,597)                 (20,391)
                                              ------------------      -------------------

 PRE-TAX INCOME                                  $     168,965           $      150,768
                                              ==================      ===================


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

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At June 30, 1996 and 1995, and at December 31, 1995, inventories consisted of the following (in thousands):


                                             JUNE 30             JUNE 30         DECEMBER 31
                                              1996                1995              1995
                                        ---------------     ---------------    ---------------
         Finished products               $    101,980        $     96,182       $     97,950
         Work in process                       27,137              22,032             16,959
         Raw materials and fuel                47,891              49,097             50,030
         Maintenance and operating
             supplies                          41,337              38,364             45,137
                                        ---------------     ---------------    ---------------

         Total inventories               $    218,345        $    205,675       $    210,076
                                        ===============     ===============    ===============

5. Cash paid during the period for interest and taxes is as follows (in thousands):

                                             SIX MONTHS                      TWELVE MONTHS
                                            ENDED JUNE 30                    ENDED JUNE 30
                                     --------------------------     -------------------------------
                                         1996          1995              1996              1995
                                     -----------   ------------     -------------     -------------
            Interest, net            $   6,884       $  6,859        $   15,962       $   19,774
            Income taxes
                (net of refunds)        26,376         31,638            69,803           58,849

6. The 1995 amounts shown as income from operations for Canada and the United States in the condensed consolidated geographic information exclude $30.1 million of cumulative adjustments resulting from an agreement reached with Revenue Canada Taxation during the second quarter of 1995 related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. for the years 1984 through 1994. If these adjustments were reflected, net sales and income from operations from Canada would be increased with corresponding adjustments in the U.S. There would be no impact on consolidated income from operations.

7. See Part II Item 1 on page 13 for a discussion of the material developments in legal proceedings. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.

8. In the third quarter of 1995, the U.S. tax provision was decreased by $23.3 million due to the reduction of a valuation allowance on deferred tax assets which had been recorded in 1992. The reduction resulted from the favorable long-term outlook of the U.S. cement market, three consecutive years of taxable income in the U.S. and management's projections of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Therefore, management believes it is more likely than not the related deferred tax assets will be realized.

9. On August 6, 1996, the Company announced it had reached an agreement to acquire G-P Gypsum Corporation's (a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. The acquisition of the two facilities, which combined had gross sales of $75 million last year, is scheduled for completion in early September.

10. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments) necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented.

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

THREE MONTHS ENDED JUNE 30, 1996

The Company reported net income of $43.3 million in 1996 compared with net income of $49.7 million for the same period in 1995. Net income per common equity share was $0.62 compared with $0.72. The decline in earnings was due to an increase in income tax expense in the U.S. The 1996 second quarter earnings in the U.S. reflect a full tax provision against quarterly income whereas the U.S. earnings in the second quarter of 1995 include a reduced tax provision as a result of the utilization of net operating loss carryforwards and the fact that tax benefits arising from seasonal losses in the first quarter were not recognized prior to 1996. The higher income tax expense was partially offset by higher prices and volumes in the Company's cement, ready-mixed concrete and aggregate operations.

The Company's net sales increased 6 percent to $420.9 million from $396.0 million in 1995. Canadian net sales declined 3 percent mainly due to the continuing weaknesses in the Ontario and Alberta construction markets. Net sales in the U.S. increased 13 percent primarily because of higher cement prices and the effect of acquisitions (in late 1995 and early 1996) in the construction materials operations. Cement shipments increased 2 percent while ready-mixed concrete and aggregate volumes rose 12 percent and 5 percent, respectively.

Second quarter earnings from the Company's cement operations were $71.4 million, $9.6 million better than last year. Higher prices and a slight increase in sales volumes were partially offset by lower clinker production in Canada due to high inventories. Net sales increased 6 percent reflecting the
rise in shipments and prices.   Earnings from Canadian cement operations were
$22.9 million, $0.2 million worse than 1995. A 2 percent increase in the average net sales price (before exchange rate fluctuation) was offset by a 4 percent decline in sales volumes (reflecting lower demand in Ontario and Alberta). Net sales declined 2 percent. The U.S. contribution was $48.5 million, $9.8 million better than 1995. Higher cement prices (3 percent) and increased shipments (4 percent) were the driving forces behind the improved U.S. results. Net sales rose 9 percent.

Earnings from the Company's construction materials and waste management operations were $14.1 million, $1.7 million better than 1995. The improvement was due to higher earnings in the U.S. and lower expenses related to the implementation of a new financial system. Net sales were 8 percent higher mainly due to acquisitions in the U.S. In Canada, earnings were $5.5 million, $0.3 million lower than 1995 due to lower earnings in the Ontario and Alberta markets. Ready-mixed concrete and aggregate volumes increased 6 percent and 15 percent, respectively; however, net sales were 2 percent lower reflecting an unfavorable product and geographical mix. The U.S. operations earned $8.6 million, $2.0 million higher than a year ago. Strong ready-mixed concrete volumes (up 25 percent) due to acquisitions and the absence of 1995 flooding conditions in the Midwest were the primary factors. Net sales increased 34 percent mostly due to acquisitions and higher ready-mixed concrete prices. Aggregate volumes declined 12 percent mainly due to the shutdown and 1996 divestment of a sand and gravel operation.

Income tax expense was $26.2 million, $17.1 million higher than 1995. The 1996 second quarter earnings in the U.S. reflect a full tax provision against quarterly income whereas the U.S. earnings in the second quarter of 1995 include a reduced tax provision as a result of the utilization of net operating loss carryforwards and the fact that tax benefits arising from seasonal losses in the first quarter were not recognized prior to 1996. In Canada, taxes decreased $10.3 million due to lower earnings as the result of the agreement with Revenue Canada Taxation, concluded in the second quarter of 1995, that resulted in a cumulative adjustment to increase taxable income in Canada. This adjustment was offset by a corresponding tax benefit in the U.S. The Company's effective income tax rate was 37.8 percent in 1996 and 15.5 percent in 1995.

SIX MONTHS ENDED JUNE 30, 1996

The Company reported net income of $5.1 million or $0.07 per common equity share. This compares with net income of $7.7 million, or $0.11 for the first six months of 1995. Historically, the Company's first quarter sales and operating results are negatively impacted by seasonal weather conditions which reduce construction activity. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred.
The decrease in earnings resulted from lower cement volumes and lower divestment gains largely offset by higher prices.

Net sales were $624.7 million compared with $592.8 million in 1995, a 5 percent increase. Cement shipments were 1 percent lower while ready-mixed concrete and aggregate volumes were 10 percent and 1 percent higher, respectively. Canadian net sales declined 3 percent to $244.7 million primarily due to 7 percent lower cement shipments. U.S. sales increased 12 percent to $380.0 million because of a 3 percent increase in cement prices and 1995 and 1996 acquisitions in the construction materials operations.

Earnings from the Company's cement operations were $44.4 million, $4.6 million better than last year. Net sales rose 3 percent. Earnings from Canadian operations were $12.0 million, $5.6 million worse than 1995. Net sales and cement shipments were 4 percent and 7 percent lower, respectively, reflecting inclement weather and the slowdown of construction activity in Ontario, Quebec, Alberta and British Columbia. Canadian results were also affected by lower clinker production in both regions due to high inventory levels. The average net selling price (excluding exchange rate fluctuation) improved modestly (1.5 percent). In the U.S., earnings were $32.4 million, $10.2 million higher than 1995. The improvement was due to a slight increase in shipments and a 3 percent increase in prices. Net sales increased 6 percent.

The Company's construction materials and waste management operations lost $7.1 million, $3.4 million better than last year. The improvement was due to an 8 percent increase in net sales primarily due to acquisitions in the U.S. and lower expenses related to the implementation of a new financial system. Canadian operations lost $11.7 million, $0.1 million better than 1995. Ready-mixed concrete and aggregate volumes were 4 percent and 9 percent higher, respectively; however, net sales were 3 percent lower reflecting an unfavorable product and geographical mix. U.S. operations earned $4.6 million compared to $1.3 million in 1995. Net sales increased 34 percent mostly due to ready-mixed concrete acquisitions and higher ready-mixed concrete prices. Earnings improved in the Company's midwestern markets which were hampered in 1995 by adverse weather conditions (flooding). Ready-mixed concrete shipments were 22 percent higher while aggregate shipments declined 11 percent, mainly due to the shutdown and 1996 divestment of a sand and gravel operation.

Other expense, net was $4.7 million compared to income of $2.6 million in 1995. The change resulted mostly from lower divestment gains.

TWELVE MONTHS ENDED JUNE 30, 1996

The Company reported net income of $127.0 million compared to $112.0 million for the same period ended June 30, 1995. Net sales declined 1 percent. Canadian net sales were 4 percent lower mostly due to a slowdown of construction activity in Ontario, Quebec and British Columbia. Net sales in the U.S. increased 1 percent. The average cement net selling price increased 5 percent in both the U.S. and Canada (excluding exchange rate fluctuations). Cement sales volumes were flat in the U.S. but declined 9 percent in Canada. Ready-mixed concrete and aggregate volumes declined 6 percent and 1 percent, respectively, in Canada. In the U.S., ready-mixed concrete volumes were unchanged but aggregate volumes dropped 26 percent due to divestments. Selling and administrative expenses were $12.3 million lower as the result of the Company's staff reductions related to restructuring and from divestments. Net interest expense declined $6.8 million due to lower average debt and higher average cash invested at higher interest rates. Other expense, net was $3.8 million as compared to income of $6.3 million in 1995. The change resulted primarily from lower gains on the sale of non-strategic assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash consumed from operating activities was lower during the first six months of 1996 compared with the same period in 1995 mainly due to a decrease in working capital requirements. The higher increase in accounts receivable coupled with lower increases in current liabilities were offset by smaller increases in inventories which compared to 1995. Net cash used for investing activities in the first six months of 1996 was $13.3 million higher than 1995. The decrease in acquisitions was more than offset by lower proceeds from divestments and short-term investment maturities. The 1995 divestment proceeds resulted mainly from the sale of the Company's interest in a Texas aggregate operation. Net cash consumed by financing activities in 1996 decreased by $4.6 million from 1995 due primarily to less debt reduction in 1996. The equity issuances during both periods were primarily attributable to the exercise of stock options.

For the twelve month period ended June 30, 1996, net cash provided from operating activities increased over the same period in 1995 primarily as a result of higher net income partially offset by an increase in working capital requirements. Net cash of $160.9 million was used for investing activities during the twelve-month period ended June 30, 1996 compared to net cash of $39.0 million provided during the same period in 1995. The change resulted mainly from proceeds received upon the 1995 divestment of non-strategic assets and short-term investments in 1996. Net cash consumed by financing activities for the twelve-month period ended June 30, 1996 was $107.6 million lower than the same period in 1995 due to lower debt reduction. The debt reduction in 1995 resulted mostly from the proceeds of divested non-strategic assets.

Capital investments are not expected to exceed $300 million in 1996. On August 6, 1996, the Company announced it had reached an agreement to acquire G-P Gypsum Corp.'s ( a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. The acquisition of the two facilities is scheduled for completion in early September. At June 30, 1996, the Company had no material capital commitments and had $150.0 million of committed bank lines of credit of which none had been drawn.

                          PART II.   OTHER INFORMATION




ITEM 1.    LEGAL PROCEEDINGS


The Company and LCI have settled all of their claims with all of the insurance companies in the Coverage Suit except for Hartford Casualty Insurance Company ("Hartford"). For a description of the Coverage Suit, see the Company's annual report on Form 10-K for the year ended December 31, 1995. On March 20, 1996, the Company and LCI filed an appeal of certain issues to the Court of Appeals for the Fourth Circuit. On April 15, 1996, Hartford also filed an appeal. Attorneys and principals of both Hartford and the Company met with conference attorneys for the Fourth Circuit Court of Appeals pursuant to a Pre-Argument Conference Notice in an attempt to settle this litigation. Settlement efforts were unsuccessful. It is expected that the Fourth Circuit will hear the appeal sometime during the fourth quarter of 1996 and render a decision in the first half of 1997.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits                                                        Page

           Exhibit 11 - Statement regarding computation of net income per
           common equity share.                                             15

    (b)    Reports on Form 8-K

           The Company filed a form 8-K dated August 6, 1996 to report the appointment of a new President and Chief Executive Officer effective October 1, 1996 and an agreement to acquire G-P Gypsum Corp.'s (a subsidiary of Georgia Pacific Corporation) wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LAFARGE CORPORATION





Date:       August 14, 1996            By:
       -------------------------             ----------------------------------
                                              LARRY J. WAISANEN
                                              Senior Vice President
                                              and Chief Financial Officer