Form 10-Q
period 1996-09-30
LAFARGE CORP
filed 1996-11-14
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended               SEPTEMBER 30, 1996
                               ------------------------------------------------


                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934



For the transition period from                      to
                               ---------------------  -------------------


Commission file number                           0-11936
                       --------------------------------------------------------


                             LAFARGE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of company as specified in its charter)


       MARYLAND                                         58-1290226
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


 11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA         20191-4393
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


                                703-264-3600
-------------------------------------------------------------------------------
              (Company's telephone number, including area code)


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                   Outstanding as of
                          Class                                    October 31, 1996
         ------------------------------------------             ---------------------
         Common Stock of Lafarge Corporation
            ($1 par value)                                             62,051,323
         Exchangeable Preference Shares of
            Lafarge Canada Inc.
            (no par value)                                              8,075,538
                                                                       ----------
         Total Common Equity Interests                                 70,126,861
                                                                      ===========

Number of pages contained in this report           16
                                                   --
Total sequentially numbered pages                  16
                                                   --
Exhibit index on page                              14
                                                   --

                      LAFARGE CORPORATION AND SUBSIDIARIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX

                                                                               Page
                                                                               ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements                                          3

  a)               Condensed Consolidated Statements                             3
                   of Income - Three-Month and Nine-
                   Month Periods Ended September 30,
                   1996 and 1995

  b)               Condensed Consolidated Balance Sheets -                       4
                   September 30, 1996, September 30, 1995,
                   and December 31, 1995

  c)               Condensed Consolidated Statements of                          5
                   Cash Flows - Nine-Month Period Ended
                   September 30, 1996 and 1995

  d)               Condensed Consolidated Geographic Information -               6
                   Three-Month and Nine-Month Periods Ended
                   September 30, 1996 and 1995

  e)               Notes to Condensed Consolidated Financial Statements          7

Item 2.            Management's Discussion and Analysis of Financial             9
                   Condition and Results of Operations

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                            13

Item 5.            Other Information                                            13

Item 6 (a).        Exhibits                                                     14

Item 6 (b).        Reports on Form 8-K                                          14

SIGNATURE                                                                       15

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30               SEPTEMBER 30

                                     ------------------------    ------------------------
                                        1996           1995         1996          1995

                                     ----------    ----------    ----------    ----------
NET SALES                            $  576,264    $  510,459    $1,200,924    $1,103,268
                                     ----------    ----------    ----------    ----------

COST AND EXPENSES

Cost of goods sold                      394,722       364,227       925,610       870,262
Selling and administrative               38,324        35,770       112,773       107,666
Interest expense                          5,905         6,778        17,977        20,519
Interest income                          (1,831)       (1,879)       (7,097)       (7,192)
Other expense (income), net                 472          (275)        5,168        (2,848)

                                     ----------    ----------    ----------    ----------
Total costs and expenses                437,592       404,621     1,054,431       988,407
                                     ----------    ----------    ----------    ----------


Pre-tax income                          138,672       105,838       146,493       114,861
Income tax expense                      (54,051)      (19,963)      (56,802)      (21,321)

                                     ----------    ----------    ----------    ----------
NET INCOME                           $   84,621    $   85,875    $   89,691    $   93,540
                                     ==========    ==========    ==========    ==========

NET INCOME PER COMMON
  EQUITY SHARE-PRIMARY               $     1.21    $     1.24    $     1.28    $     1.36
                                     ==========    ==========    ==========    ==========

NET INCOME PER COMMON
  EQUITY SHARE-ASSUMING
  FULL DILUTION                      $     1.15    $     1.19    $     1.25    $     1.35
                                     ==========    ==========    ==========    ==========


DIVIDENDS PER COMMON EQUITY SHARE    $     .100    $     .100    $     .300    $     .275
                                     ==========    ==========    ==========    ==========

Average number of common equity
  shares outstanding                     70,219        69,254        69,969        68,864
                                     ==========    ==========    ==========    ==========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)


                                             SEPTEMBER 30      SEPTEMBER 30      DECEMBER 31
                                                 1996              1995              1995

                                             ------------      ------------      -----------
ASSETS

Cash and cash equivalents                     $  111,186        $  123,360        $  136,435
Short-term investments                            18,684             4,000            84,516
Receivables, net                                 408,645           368,737           256,262
Inventories                                      197,121           202,193           210,076
Other current assets                              35,420            39,016            31,214
                                              ----------        ----------        ----------

Total current assets                             771,056           737,306           718,503

Property, plant and equipment,
  (less accumulated depreciation and
  depletion of $1,015,488, $984,731 and
  $983,518)                                      885,710           800,914           797,017
Excess of cost over net assets
  of businesses acquired, net                     32,996            20,123            21,302
Other assets                                     179,828           172,140           177,031
                                              ----------        ----------        ----------

TOTAL ASSETS                                  $1,869,590        $1,730,483        $1,713,853
                                              ==========        ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities      $  247,635        $  248,385        $  222,458
Income taxes payable                              49,655            43,431            31,729
Current portion of long-term debt                 44,063             8,632            15,741
                                              ----------        ----------        ----------

Total current liabilities                        341,353           300,448           269,928

Long-term debt                                   263,106           278,832           268,636
Deferred income tax                               43,891            44,102            43,314
Other postretirement benefits                    124,811           123,829           123,260
Other long-term liabilities                       29,351            24,402            27,737
                                              ----------        ----------        ----------

Total liabilities                                802,512           771,613           732,875
                                              ----------        ----------        ----------

Common equity interests
  Common shares                                   62,052            60,509            60,735
  Exchangeable shares                             55,754            58,159            58,311
Additional paid-in-capital                       610,523           589,435           593,310
Retained earnings                                397,343           299,506           328,623
Foreign currency translation adjustments         (58,594)          (48,739)          (60,001)
                                              ----------        ----------        ----------

Total shareholders' equity                     1,067,078           958,870           980,978
                                              ----------        ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,869,590        $1,730,483        $1,713,853
                                              ==========        ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30

                                                   ---------------------
                                                     1996         1995

                                                   --------    ---------
CASH FLOWS FROM OPERATIONS

Net income                                        $  89,691    $  93,540
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation, depletion and amortization          74,989       71,678
   Provision for doubtful accounts                    1,681        2,099
   Gain on sale of assets                            (3,874)     (12,753)
   Other postretirement benefits                      1,295        2,569
   Other non-cash charges and credits, net           (6,250)     (35,205)
   Changes in working capital                      (107,850)    (132,918)
                                                   --------     --------

Net cash provided (consumed) by operations           49,682      (10,990)
                                                   --------     --------

CASH FLOWS FROM INVESTING

  Capital expenditures                             (101,251)     (94,363)
  Acquisitions                                      (80,726)     (24,078)
  Short-term investments                             65,832       46,500
  Proceeds from property, plant and
    equipment dispositions                           27,544       27,025
  Other                                              (3,226)       3,584
                                                   --------     --------

Net cash used for investing                         (91,827)     (41,332)
                                                   --------     --------

CASH FLOWS FROM FINANCING

  Net increase (decrease)in long-term
    borrowings                                       21,329      (21,074)
  Issuance of equity securities                       4,070        2,995
  Dividends, net of reinvestments                    (9,068)      (7,387)
                                                   --------     --------

Net cash provided (consumed) by financing            16,331      (25,466)
                                                   --------     --------

Effect of exchange rate changes                         565        8,091
                                                   --------     --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  (25,249)     (69,697)
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD                       136,435      193,057
                                                   --------     --------

CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                           $ 111,186    $ 123,360
                                                  =========    =========




See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30                 SEPTEMBER 30

                                        ------------------------     ------------------------
                                           1996          1995           1996          1995

                                        ----------    ----------     ----------    ----------
NET SALES

Canada                                  $  263,055    $  244,574     $  507,716    $  497,933
United States                              313,209       265,885        693,208       605,335
                                        ----------    ----------     ----------    ----------

TOTAL NET SALES                         $  576,264    $  510,459     $1,200,924    $1,103,268
                                        ==========    ==========     ==========    ==========




INCOME FROM OPERATIONS (See Note 6)

Canada                                  $   71,354    $   54,837     $   64,099    $   54,269
United States                               71,392        55,900         93,274        73,919
                                        ----------    ----------     ----------    ----------


TOTAL INCOME FROM
   OPERATIONS                              142,746       110,737        157,373       128,188
Interest expense, net                       (4,074)       (4,899)       (10,880)      (13,327)
                                        ----------    ----------     ----------    ----------

PRE-TAX INCOME                          $  138,672    $  105,838     $  146,493    $  114,861
                                        ==========    ==========     ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements


1. The Company is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt, gypsum and aggregates. The Company operates in the U.S. and, through its major operating subsidiary, Lafarge Canada Inc. ("LCI"), in Canada. The Company's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities.

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

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At September 30, 1996 and 1995, and at December 31, 1995, inventories consisted of the following (in thousands):

                                         September 30        September 30        December 31
                                             1996                1995                1995
                                       ---------------      --------------     ---------------
      Finished products                    $ 89,665            $ 96,677          $ 97,950
      Work in process                        16,018              14,397            16,959
      Raw materials and fuel                 46,996              49,351            50,030
      Maintenance and operating
        supplies                             44,442              41,768            45,137
                                           --------            --------          --------

      Total inventories                    $197,121            $202,193          $210,076
                                           ========            ========          ========

5. Cash paid during the period for interest and taxes is as follows (in thousands):

                                                       Nine Months
                                                   Ended September 30
                                                   ------------------
                                                  1996           1995
                                             ------------    -------------
         Interest                              $  8,177         $ 8,253
         Income taxes (net of refunds)           45,043          48,066


6. During the second quarter of 1995, the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada of U.S. $30.1 million with corresponding adjustments in the U.S. During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based on the above aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments were immaterial to consolidated net income. The 1996 and 1995 amounts shown as income from operations for Canada and the United States in the condensed consolidated geographic information exclude the above adjustments.

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

9. On November 12, 1996, the Company called for redemption of its outstanding 7% Convertible Subordinated Debentures dated July 1, 1988. All of the $100 million debentures issued are currently outstanding. The redemption price will be 101.4 percent of the principal amount of each $1,000 debenture. The redemption is expected to occur on December 12, 1996 and will result in an after-tax charge to fourth quarter income of approximately $1.3 million.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the second quarter of 1995, the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada of U.S. $30.1 million with corresponding adjustments in the U.S. During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based on the above aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments on consolidated net income was immaterial. Management's Discussion and Analysis that follows excludes the impact of this agreement (except for the discussion on income taxes).

THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company reported net income of $84.6 million in 1996 compared with net income of $85.9 million for the same period in 1995. Net income per common equity share was $1.21 compared with $1.24. During the third quarter of 1995, the Company's U.S. tax provision was reduced by $23.3 million, the result of reversing a valuation allowance that was recorded in 1992 against deferred tax assets. If the one-time adjustment were excluded, the Company's net income in the third quarter of 1996 would have been $22.0 million, or $0.31 per share, better than last year. Operating income increased 29 percent in both Canada and the U.S. totaling $142.7 million compared with $110.7 million last year. The improvement was due to higher product shipments and cement prices.

The Company's net sales increased 13 percent to $576.3 million from $510.5 million in 1995. Canadian net sales were $263.1 million, an 8 percent increase. U.S. net sales increased 18 percent to $313.2 million. The improvement in both Canada and the U.S. was primarily due to improved product shipments and cement prices as well as the effect of acquisitions (in late 1995 and early 1996) in the construction materials operations. Cement shipments increased 9 percent while ready-mixed concrete and aggregate volumes rose 33 percent and 8 percent, respectively. However, ready-mixed concrete and aggregate volumes from continuing operations increased 20 and 5 percent, respectively.

Third quarter earnings from the Company's cement operations were $108.2 million, $20.3 million higher than last year. The improvement was due to an increase in shipments and prices, and lower plant costs in the U.S. Net sales increased 13 percent reflecting the rise in shipments and prices. Earnings from the Canadian cement operations were $40.1 million, $14.0 million better than 1995. Construction activity in eastern and western Canada rebounded, resulting in a sales volume increase of 13 percent. The average net sales price in Canada (before exchange rate fluctuation) was up 2 percent over a year ago while net sales increased 15 percent.  Canadian results
were also favorably impacted by higher prices for exports to the U.S.   In the
U.S., operating income was $68.1 million, $6.3 million better than 1995. The improvement was due to higher shipments and prices and lower plant costs. Cement shipments in the U.S were up 8 percent despite weak activity in the Northeast and work disruption on vessels that distribute the Company's products on the Great Lakes. Net sales increased 12 percent. Plant costs were lower primarily because of fewer clinker purchases at clinker producing plants.

Earnings from the Company's construction materials and waste management operations were $44.8 million, $12.3 million better than 1995. Higher ready-mixed concrete and aggregate volumes, increased ready-mixed concrete prices in the U.S. and lower operating costs were the primary reasons for the earnings improvement. Net sales were 14 percent higher reflecting the increased ready-mixed concrete and aggregate sales volumes including the impact of acquisitions. In Canada, earnings were $33.9 million, $7.9 million better than 1995. Due to increased construction activity coupled with the impact of late 1995 acquisitions in western Canada, ready-mixed concrete and aggregate sales volumes rose 26 percent and 5 percent, respectively. Net sales were 6 percent higher. Operating costs declined because of specific cost reduction actions implemented at each region. The U.S. operations earned $10.9 million, $4.4 million higher than a year ago mainly due to higher earnings in the Company's Northern Division and the full impact of earnings from the acquisition of the remaining interest in a ready-mixed concrete and building materials supplier. Earnings in the Northern Division were enhanced by the 1996 divestment of an unprofitable sand and gravel operation. Net sales increased 41 percent mostly due to acquisitions and higher ready-mixed concrete prices. Ready-mixed concrete shipments increased 6 percent as higher shipments in the New Orleans market due to acquisitions were partially offset by a decline in St. Louis. Aggregate shipments climbed 4 percent; however, volumes were negatively impacted by the 1996 divestment of a sand and gravel operation.

Income tax expense was $54.1 million, $34.1 million higher than 1995. In the U.S., taxes were $22.4 million higher. During the third quarter of 1995, the Company reduced the valuation allowance previously provided against the Company's U.S. deferred tax assets by $23.3 million. The decrease in the valuation allowance was reflected as a reduction in the 1995 third quarter income tax provision. In Canada, taxes increased $11.7 million mostly due to higher earnings and the agreement with Revenue Canada Taxation that increased taxable income in Canada. The latter increase was offset by a corresponding tax reduction in the U.S. The Company's effective income tax rate was 39.0 percent in 1996 and 18.9 percent in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company reported net income of $89.7 million or $1.28 per common equity share. This compares with net income of $93.5 million or $1.36 for the first nine months of 1995. The earnings decrease resulted from the non-recurring tax credit recorded in the third quarter of last year and lower divestment gains largely offset by higher product shipments and increased prices.

Net sales were $1,200.9 million, up 9 percent from 1995.  Cement shipments were
3.5 percent higher and ready-mixed concrete and aggregate volumes increased 25 and 4 percent, respectively. From continuing operations, ready-mixed concrete volumes rose 14 percent while aggregate volumes increased slightly (1 percent). Canadian net sales were $507.7 million, an increase of 2 percent. U.S. net sales climbed 15 percent to $693.2 million mainly because of higher cement shipments and prices and 1995 and 1996 acquisitions in construction materials operations.

Earnings from the Company's cement operations were $152.6 million, $24.9 million better than last year. Results were better due to higher sales volumes and prices, and lower clinker purchases at clinker producing plants in the U.S. Net sales and cement shipments were 7 percent and 3.5 percent higher, respectively. Earnings from Canadian operations were $52.6 million, an increase of $8.9 million over 1995. The improvement was due to slightly higher cement shipments (1 percent), a 2 percent increase in the average net selling price (excluding exchange rate fluctuation) and higher prices for exports to the U.S. Net sales increased 4 percent. Canadian results were also affected by lower clinker production in both regions due to high inventory levels. In the U.S., earnings were $100.0 million, $16.0 million higher than 1995. The improvement was due to an increase in shipments (4 percent), a 2.5 percent price increase and lower clinker purchases. Net sales increased 9 percent.

The Company's construction materials and waste management operations earned $37.7 million, $15.7 million better than 1995. The improvement was achieved by higher ready-mixed concrete and aggregate sales volumes, an increase in ready-mixed concrete prices in the U.S., lower operating costs and lower expenses related to the implementation of a new financial system. Canadian operations earned $22.3 million, $8.1 million better than 1995. Ready-mixed concrete and aggregate volumes were 14 percent and 4 percent higher, respectively. Net sales increased 2 percent and operating costs were lower due
to specific cost reduction actions implemented at each region.   U.S.
operations earned $15.4 million compared to $7.8 million in 1995. Net sales increased 37 percent mostly due to acquisitions and higher ready-mixed concrete prices. Earnings improved in all markets, particularly the midwest which was hampered in 1995 by adverse weather conditions (flooding). U.S. results also were boosted from the acquisition of the remaining interest in a ready-mixed concrete and building materials supplier. Ready-mixed concrete shipments were 15 percent higher while aggregate shipments declined 4 percent, mainly due to the 1996 divestment of a sand and gravel operation.

Other expense, net was $5.2 million compared to income of $2.8 million in 1995. The change resulted mostly from lower divestment gains.

Income tax expense for the nine months ended September 30, 1996 was $56.8 million which was $35.5 million higher than 1995. Income tax expense was impacted by the non-recurring adjustment as discussed under "Three Months Ended September 30, 1996."

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities for the first nine months of 1996 was $49.7 million compared to net cash consumed of $11.0 million in 1995. The primary reasons for the change were higher after-tax income from operations ($24.8 million) and a lower seasonal increase in working capital ($25.1 million). Inventories were lower and income taxes payable increased, both somewhat offset by higher accounts receivable. Net cash used for investing activities in 1996 was $50.5 million higher than 1995. The increase in acquisitions was partially offset by higher proceeds from short-term investment maturities. The increase in acquisitions resulted from the Company's purchase of two gypsum wallboard manufacturing facilities (See below). Net cash provided by financing activities was $16.3 million in 1996 compared to net cash consumed of $25.5 million in 1995. The change resulted from long-term borrowings in 1996. The increase in long-term borrowings was primarily due to the issuance of an Industrial Revenue Bond. The debt reduction in 1995 resulted mostly from the proceeds of divested non-strategic assets.

On November 12, 1996, the Company called for redemption of its outstanding 7% Convertible Subordinated Debentures dated July 1, 1988. All of the $100 million debentures issued are currently outstanding. The redemption price will be 101.4 percent of the principal amount of each $1,000 debenture. The redemption is expected to occur on December 12, 1996 and will result in an after-tax charge to fourth quarter income of approximately $1.3 million.

Capital investments are not expected to exceed $300 million in 1996. In September 1996, the Company acquired G-P Gypsum Corp.'s (a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. At September 30, 1996, the Company had no material capital commitments. Committed bank lines of credit totaled $150 million under which no amounts were outstanding.

                          PART II.   OTHER INFORMATION




ITEM 1.    LEGAL PROCEEDINGS


In September, 1995, the Company and LCI commenced suit in the U.S. District Court for the District of Maryland against National Union Fire Insurance Company of Pittsburgh, PA ("NUF") as a result of its failure to contribute to the settlement of the Lone Star case. This action seeks declaratory relief regarding NUF's obligation to pay $4.865 million in indemnity under its insurance policies, and damages for NUF's breach of contract, violations of the Texas Insurance Code and common law bad faith. This case was severed from the Coverage suit. See the Company's annual report on Form 10-K for the year ended December 31, 1995 for a description of the Coverage suit. The Company, LCI and NUF filed motions for summary judgment in this action in late May, 1996. On August 20, 1996, the Court entered its amended final judgment order, granting the Lafarge motion and granting in part and denying in part NUF's motion and awarding the Company and LCI a judgment of approximately $2.1 million. All parties in this litigation have appealed this matter to the U.S. Court of Appeals for the Fourth Circuit.


ITEM 5.  OTHER INFORMATION


The Company called for redemption of all of the outstanding 7% Convertible Subordinated Debentures dated July 1, 1988. The redemption date is December 12, 1996. Currently, all of the $100,000,000 debentures issued are outstanding.

The redemption price will be 101.4 percent of the principal amount of each $1,000 debenture plus interest accrued to the redemption date. To receive payment, the Debentures must be surrendered to the Company's paying agent, the Bank of New York, in New York, NY. Interest on the Debentures shall cease to accrue on December 12, 1996. Until December 12, 1996, debenture holders have the right to receive Lafarge Corporation Common Shares at a conversion price of $22.125 per share.

As a result of the redemption, the Company will incur a pre-tax charge of $2.2 million in the fourth quarter ($1.3 million after tax) or $.02 per fully-diluted share. Approximately $0.8 million of the pre-tax charge is unamortized debt issuance cost.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits                                                       Page

           Exhibit 11 - Statement regarding computation of net income
           per common equity share.                                        16

    (b)    Reports on Form 8-K

           The Company filed a report on Form 8-K dated August 6, 1996 to report the appointment of a new President and Chief Executive Officer effective October 1, 1996 and an agreement to acquire G-P Gypsum Corp.'s (a subsidiary of Georgia Pacific Corporation) wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LAFARGE CORPORATION





Date:      November 14, 1996                  By:
       -------------------------                  -----------------------------
                                                  LARRY J. WAISANEN
                                                  Senior Vice President
                                                  and Chief Financial Officer