Form 10-K405
period 1996-12-31
LAFARGE CORP
filed 1997-03-27
CIK 716783

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ............... TO ...............

                        COMMISSION FILE NUMBER 0-11936

                              LAFARGE CORPORATION
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

  MARYLAND                                                58-1290226
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          identification No.)



  11130 SUNRISE VALLEY DRIVE                               20191
  SUITE 300                                              (ZIP CODE)
  RESTON, VIRGINIA
  (Address of principal  executive
  offices)

        Company's telephone number, including area code: (703) 264-3600
          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                             WHICH REGISTERED
------------------------------------         ----------------------------------
COMMON STOCK, PAR VALUE $1.00 PER            NEW YORK STOCK EXCHANGE, INC.
SHARE                                        THE TORONTO STOCK EXCHANGE
                                             MONTREAL EXCHANGE

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by nonaffiliates of the Company at MARCH 7, 1997: $ 788,961,914

         Indicate the number of shares of each of the Company's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT MARCH 7, 1997
              -----                           ----------------------------
  COMMON STOCK, PAR VALUE $1.00 PER            70,734,719 SHARES (INCLUDING
            SHARE                              7,300,482 SHARE EXCHANGEABLE
                                               PREFERENCE SHARES OF LAFARGE
                                                        CANADA INC.)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                               PART OF FORM 10-K INTO WHICH THE
        DOCUMENT                                   DOCUMENT IS INCORPORATED
        --------                                   ------------------------
  Proxy Statement Dated                                    Part III
     MARCH 24, 1997

================================================================================

ITEM 1.  BUSINESS

Lafarge Corporation (the "Company"), a Maryland corporation, is engaged in the production and sale of cement and ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes, precast and prestressed concrete components, and gypsum wallboard in the United States and Canada. The Company believes that it is one of the largest producers of cement and construction materials in North America. The Company is also engaged in road building and other construction using many of its own products. Its wholly-owned subsidiary, Systech Environmental Corporation ("Systech"), processes fuel quality waste and alternative raw materials for use in cement kilns. The Company's Canadian operations are carried out by Lafarge Canada Inc. ("LCI"), a major operating subsidiary of the Company. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities. The terms "Company", "LCI" and "Systech", as used in this Annual Report, include not only Lafarge Corporation, Lafarge Canada Inc. and Systech Environmental Corporation, respectively, but also their subsidiaries and predecessors, unless the context indicates otherwise.

The Company manufactures and sells various types of portland cement, which is widely used in most types of residential, institutional, commercial and industrial construction. The Company also manufactures and sells a variety of specialty cements and cementitious materials. At December 31, 1996 the Company operated 14 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 11.6 million tons and two cement grinding facilities. The Company sells cement primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. During 1996 the Company's cement operations accounted for 52 percent of consolidated net sales, after the elimination of intracompany sales, and 78 percent of consolidated income from operations.

Management believes that LCI is the largest producer of concrete-related building materials in Canada, where approximately 80 percent of the Company's construction materials facilities were located at December 31, 1996. The U.S. construction materials operations are located primarily in Kansas, Louisiana, Missouri, Ohio, Pennsylvania, Washington, West Virginia and Wisconsin. The Company's significant construction materials activities include the manufacture and sale of ready-mixed concrete, construction aggregates, other concrete products and asphalt and road construction. The Company has operations at approximately 400 locations including ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 1996 the Company's construction materials operations accounted for 47 percent of consolidated net sales, after the elimination of intracompany sales, and 21 percent of consolidated income from operations.

In September 1996 the Company entered the gypsum wallboard business by acquiring two manufacturing plants located in Buchanan, New York and Wilmington, Delaware. The Company manufactures and sells a full line of gypsum wallboard products including moisture resistant and fire rated wallboard in a variety of dimensions. Gypsum wallboard is used in residential and commercial construction as well as remodeling and repair. At December 31, 1996 the two manufacturing plants had a combined rated annual capacity of 700 million square feet (MSF) of wallboard. The Company sells gypsum wallboard products primarily to residential and commercial building materials dealers and individual and regional/national gypsum distributors. Net sales of wallboard in 1996 totaled $24.0 million.

At December 31, 1996 Systech operated five facilities at cement plants in the U.S., including three plants that are owned by the Company. Systech processed approximately 49 million gallons of fuel quality waste in

1996. Systech's results of operations are included in the results of the Company's construction materials operations. In February 1997 the owner of one cement plant which is now using fuel quality waste supplied by Systech announced its intention to stop using this waste in late 1997. The impact of this change on the Company will not be material.

No single unaffiliated customer accounted for more than 10 percent of the Company's consolidated sales during 1996, 1995 or 1994.

The executive offices of the Company are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 20191, and its telephone number is (703) 264-3600.

                      (a)  GENERAL DEVELOPMENT OF BUSINESS

In 1970 Lafarge Coppee (now Lafarge S.A.) acquired control of Canada Cement Lafarge Ltd. (now LCI) which was Canada's largest cement producer. In 1974 LCI extended its cement manufacturing operations into the United States through a joint venture which operated three cement plants in the United States. Following the termination of the joint venture in 1977, the Company (which was incorporated in Maryland in 1977 under the name Citadel Cement Corporation of Maryland) operated two of these U.S. cement plants. In 1981 a subsidiary of the Company acquired the common stock of General Portland Inc. ("General Portland"), the second largest cement producer in the U.S. In 1983 a corporate reorganization was effected which established the Company as the parent company of LCI and General Portland (General Portland was merged into the Company in 1988), and the Company's name was changed to Lafarge Corporation. In 1986 the Company purchased substantially all the assets of National Gypsum Company's Huron Cement Division, consisting of one cement plant, 13 cement terminals and related distribution facilities around the Great Lakes. Also in 1986 the Company acquired Systech. During 1989, 1990 and 1991, the Company significantly expanded its U.S. construction materials operations through acquisitions, the largest of which included 32 plant facilities in five states and substantial mineral reserves acquired from Standard Slag Holding Company headquartered in Ohio. The Company acquired Missouri Portland Cement Company, Davenport Cement Company and certain related companies and assets in 1991.
This acquisition included three cement plants and 15 cement distribution terminals located in the Mississippi River Basin, more than 30 ready-mixed concrete and aggregate operations and the assets of a chemical admixtures business. In September 1996 the Company acquired two gypsum wallboard manufacturing plants located in Buchanan, New York and Wilmington, Delaware and created a new division, Lafarge Gypsum.


RESTRUCTURING

In December 1993 the Company announced the restructuring of its North American business units to be more efficient and cost competitive. The restructuring plan entailed the consolidation of 11 regional operating units into six in the Company's two main product lines. This consolidation was completed in 1996 and has reduced management layers, eliminated duplicative administrative functions and standardized procedures and information systems. Manufacturing and distribution facilities were not materially affected by the restructuring.

The Company's North American organization includes three regions for construction materials: Western, based in Calgary, Alberta; Eastern, based in Toronto, Ontario; and U.S., based in Canfield, Ohio. Similarly, the cement group is divided into Western, Eastern and U.S. regions, with office locations in Calgary, Alberta;

Montreal, Quebec; and Southfield, Michigan, respectively. A technical services group is maintained at the Company's research center in Montreal while corporate headquarters and the Company's newly created Gypsum Division are in Reston, Virginia.

See page II-7 of Item 7 and pages II-33 and II-34 of Item 8 of this Annual Report for further discussion regarding the restructuring.


RECENT SIGNIFICANT DIVESTMENTS

In January 1995 the Company sold its 65 percent interest in a Texas aggregate operation for approximately $12.7 million in cash.

In December 1994 the Company sold 29 Texas ready-mixed concrete plants and five related sand and gravel plants for approximately $32.6 million in cash.

In September 1994 the Company sold its Balcones cement plant in Texas, three cement terminals and an equity interest in an aggregate and asphalt company in Houston, Texas for approximately $95.8 million in cash, excluding working capital, and the repayment of $7.4 million of debt to the Company.

In February 1993 the Company sold its cement plant in Demopolis, Alabama. The sale included seven cement distribution terminals and two terminal leases in the southeastern United States, a cement grinding plant and several barges. The sales price was approximately $50 million in cash. Systech continues to supply the Demopolis plant with fuel quality waste.


               (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are closely integrated. The Company's single business segment is construction materials which includes the manufacture and sale of cement and ready-mixed concrete, precast and prestressed concrete components, concrete block and pipe, aggregates, asphalt, reinforcing steel and gypsum wallboard. In addition, the Company is engaged in road building and other construction utilizing many of its own products. Its subsidiary, Systech, processes fuel quality waste and alternative raw materials for use in cement kilns. Financial information with respect to the Company's product lines and geographic segments is set forth under Item 7 - Management's Discussion of Income on pages II-3 through II-18, Management's Discussion of Cash Flows on pages II-19 and II-20 and Item 8 - Consolidated Financial Statements and Supplementary Data on pages II-43 and II-44 of this Annual Report.

The Company's business is affected significantly by seasonal variations in weather conditions. Information with respect to quarterly financial results is set forth in Item 8 page II-50 of this Annual Report.

                    (c)    NARRATIVE DESCRIPTION OF BUSINESS


CEMENT PRODUCT LINE

The Company manufactures and sells in Canada (through its subsidiary LCI) and in the United States various types of portland cement, a basic construction material manufactured principally from limestone and clay or shale. Portland cement is the essential binding ingredient in concrete, which is widely used in most types of residential, institutional, commercial and industrial construction. In addition to normal portland cement, the Company manufactures and sells a variety of specialty cements, such as high early strength, low and moderate heat of hydration, sulfate resistant, silica fume, masonry and oilwell cement.

At December 31, 1996 the rated annual clinker production capacity of the Company's operating cement manufacturing plants was approximately 11.6 million tons with about 5.2 million tons in Canada and approximately 6.4 million tons in the United States. The Canadian Portland Cement Association's "Plant Information Summary Report" which was prepared as of December 31, 1995 shows that the Canadian capacity is the largest of the cement companies in Canada and represented approximately 35 percent of the total active industry clinker production capacity in that country. This same report for the U.S. prepared as of December 31, 1995 shows that the Company's operating cement manufacturing plants in the United States accounted for an estimated 8 percent of total U.S. active industry clinker production capacity.

Cement Plants

The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of the Company's operating cement manufacturing plants at December 31, 1996. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.

                  Rated Annual Clinker Production Capacity of
                          Cement Manufacturing Plants
                               (In short tons) *

                     United States Plants                                                 Canadian Plants
---------------------------------------------------------------      ------------------------------------------------------------
                                                    Clinker                                                          Clinker
  Location                 Process                  Capacity           Location               Process                Capacity
 --------                  -------                  ---------          --------               -------                --------
 Paulding, OH               Wet                      470,000           Brookfield, N.S.          Dry                  517,700

 Fredonia, KS               Wet                      376,200           St. Constant, QUE         Dry                1,049,100
 Whitehall, PA              Dry      ***             676,200           Bath, ONT                 Dry      ***       1,126,900

 Alpena, MI                 Dry                    2,294,500           Woodstock, ONT            Wet                  561,400

 Davenport, IA              Dry      **              930,500           Exshaw, ALTA              Dry      **        1,188,800
 Sugar Creek, MO            Dry                      517,500           Kamloops, B.C.            Dry                  234,000

 Joppa, IL                  Dry      ***           1,173,000           Richmond, B.C.            Wet                  559,600
                                                ---------------                                                   ---------------

 Total capacity                                    6,437,900           Total capacity                               5,237,500
                                                ===============                                                   ===============

 Total 1996 clinker production                     5,889,000           Total 1996 clinker production                4,005,000
                                                ===============                                                   ===============


 1996 production as a percentage                                       1996 production as a percentage
     of total capacity                                   91%               of total capacity                              76%
                                                ===============                                                   ===============


           *       One short ton equals 2,000 pounds.

          ** Preheater, pre-calciner plants. The capacity of Exshaw's preheater, pre-calciner kiln is 65 percent of the plant's clinker production capacity.

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

At December 31, 1996, the Company owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Saskatoon, Saskatchewan; Montreal East, Quebec; Superior,

Wisconsin and Port Manatee, Florida. The Fort Whyte grinding plant was shutdown in 1994; furthermore, the Edmonton, Montreal East, Saskatoon and Superior grinding plants have been shutdown for several years as cement grinding has not been cost effective at these locations. These plants were used during 1996 for the storage of cement. The Company also owns a cement grinding plant and terminal facilities at Tampa, Florida. The Port Manatee and Tampa plants include facilities for receiving clinker and cement, respectively, by water. The Company owns clinker producing plants which have been shutdown in Havelock, New Brunswick and Ft. Whyte, Manitoba.


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

The raw materials required to manufacture cement are obtained principally from operations which are owned by the Company or in which it has long-term quarrying rights. These sources are located close to the manufacturing plants except for the Joppa and Richmond quarries which are located approximately 70 and 80 miles, respectively, from the plant site. Quarried materials are delivered to Joppa and Richmond by barge. Each cement manufacturing plant is equipped with rock crushing equipment. At Richmond, the Company owns the reserves, but does not currently quarry them. The Company purchases limestone for Richmond from a local source. At Whitehall, Joppa and Kamloops the Company sub-contracts the quarry operations.

Fuel represents a significant portion of the cost of manufacturing cement. The Company has placed special emphasis on becoming, and has become, more efficient in its sourcing and use of fuel. Dry process plants generally consume significantly less fuel per ton of output than do wet process plants. At December 31, 1996 approximately 79 percent and 87 percent of the Company's clinker production capacity in Canada and the United States, respectively, used the dry process.

As an additional means of reducing energy costs, most plants are now equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting the Company to take advantage of price variations between fuels.

The use of fuel quality waste supplied by Systech has also resulted in substantial fuel cost savings to the Company. At December 31, 1996 the Company used fuel quality waste materials obtained and processed by Systech as fuel at three of the Company's United States cement plants. Fuel quality waste supplied by Systech constituted approximately 8 percent of the fuel used by the Company in all of its cement operations during 1996.

The Company's three U.S. cement plants which utilize fuel quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations. See pages II-13 through II-18 of Item 7 of this Annual Report for further discussion regarding the RCRA and BIF regulations.

The following table shows the possible alternative fuel sources of the Company's cement manufacturing plants in the United States and Canada at December 31, 1996.

 PLANT LOCATION                                   FUELS
 --------------                                   -----
 United States:
     Paulding, Ohio                               Coal, Coke, Oil, Fuel Quality Waste
     Fredonia, Kansas .....................       Coal, Fuel Quality Waste, Natural Gas
     Whitehall, Pennsylvania ..............       Coal, Oil, Coke, Tire Derived Fuel
     Alpena, Michigan......................       Coke, Fuel Quality Waste, Natural Gas
     Davenport, Iowa.......................       Coke, Oil, Natural Gas
     Sugar Creek, Missouri.................       Coal, Coke, Natural Gas, Fuel Quality Waste
     Joppa, Illinois.......................       Coal, Coke, Natural Gas


 Canada:
     Brookfield, Nova Scotia................      Coal, Coke, Oil, Fuel Quality Waste
     St. Constant, Quebec...................      Natural Gas, Oil, Coke, Pitch Fuel
     Bath, Ontario..........................      Natural Gas, Coke, Coal
     Woodstock, Ontario.....................      Natural Gas, Coal, Coke
     Exshaw, Alberta........................      Natural Gas
     Kamloops, British Columbia.............      Natural Gas, Coal, Coke
     Richmond, British Columbia.............      Natural Gas, Coke, Coal Tailings, Tire Derived Fuel, Bio Gas


Marketing

Cement is sold by the Company primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. The states in which the Company had the most significant U.S. sales in 1996 were Florida and Michigan. Other states in which the Company had significant sales include Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, Nebraska, New York, North Dakota, Ohio, Pennsylvania, Tennessee, Wisconsin and Washington.

The provinces in Canada in which the Company had the most significant sales of cement products were Ontario and British Columbia, which together accounted for approximately 44 percent of the Company's total Canadian cement shipments in 1996. Other provinces in which the Company had significant sales include

Alberta and Quebec. Approximately 36 percent of the Company's cement shipments in Canada were made to affiliates.

The Company sells cement to several thousand unaffiliated customers. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. The amount of backlog orders, as measured by written contracts, is normally not significant.

At December 31, 1996 sales offices in the United States were located in Buffalo, New York; Port Manatee, Florida; Fort Wayne, Indiana; Whitehall, Pennsylvania; Cleveland, Ohio; Lansing, Michigan; Milwaukee, Wisconsin; Seattle and Spokane, Washington; Kansas City, Missouri; Davenport, Iowa; Valley City, Bismarck and Grand Forks, North Dakota and Nashville, Tennessee.

At December 31, 1996 sales offices in Canada were located in Moncton, New Brunswick; Quebec City and Montreal, Quebec; Richmond Hill, Ontario; Winnipeg, Manitoba; Regina and Saskatoon, Saskatchewan; Edmonton, Alberta; and Kamloops and Vancouver, British Columbia.

Distribution and storage facilities are maintained at all cement manufacturing and finishing plants and at approximately 90 other locations including six deep water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be economically shipped considerably greater distances. Cement is distributed primarily in bulk but also in paper bags.

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

The Company owned or had a majority interest in 334 construction materials facilities in Canada at December 31, 1996. Of these, 126 are ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 43 percent of the plants are located), Alberta, Quebec and British Columbia. The Company also owns ready-mixed concrete plants in New Brunswick, Nova Scotia, Saskatchewan and Manitoba. The Company owns 133 construction aggregates facilities in Canada, approximately 41 percent of which are located in Ontario. The other aggregates facilities are located in Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia. The Company's 27 Canadian asphalt facilities are also concentrated primarily in Ontario with the remaining plants in Alberta, Nova Scotia, New Brunswick and Quebec. The Company owns a total of 48 precast and prestressed concrete, concrete block and concrete pipe plants and miscellaneous other construction materials operations in Ontario (where approximately 40 percent of the plants are located), Alberta, British Columbia, Manitoba, Quebec, New Brunswick and Nova Scotia.

In the U.S., the Company owned or had a majority interest in 75 construction materials facilities at December 31, 1996. Of these, 40 are ready-mixed concrete plants located and with similar concentrations in Missouri, Louisiana and Wisconsin, and to a lesser extent in Kansas. Of the Company's 27 U.S. construction aggregates facilities, 14 are in Ohio, 4 in Missouri, with the remainder located in Michigan, Pennsylvania, Washington, West Virginia and Wisconsin. The Company owns a total of 8 concrete paving stone, trucking and miscellaneous other construction materials operations located in Ohio, Michigan, Missouri and Wisconsin.

In addition, the Company has minority interests in a number of smaller companies primarily engaged in the production and sale of ready-mixed concrete, other concrete products and aggregates in Canada and the U.S.

Systech Environmental Corporation processes fuel quality waste and alternative raw materials for use in cement kilns. Using a technology called co-processing, Systech provides high BTU value waste as a fuel substitute for coal, natural gas and petroleum coke in heating the cement kiln. Co-processing preserves natural resources and serves as a safe and efficient method to manage selected waste. In addition, co-processing makes the cement plant more competitive by reducing fuel cost, which represents about 13 percent of cement manufacturing cost.

GYPSUM WALLBOARD PRODUCT LINE

The Company manufactures and sells a full line of gypsum wallboard products which includes moisture resistant and fire rated wallboard in a variety of dimensions in the United States. Gypsum wallboard's primary uses are for fire protection, sound insulation and aesthetic appeal. The primary drivers of demand are new residential and commercial construction, and repair and remodeling.

Wallboard Plants

At December 31, 1996 the Company owned two gypsum wallboard manufacturing plants with a combined rated annual production capacity of approximately 700 MSF. The Buchanan, New York plant has a rated capacity of 330 MSF. The Company's Wilmington, Delaware plant has a rated capacity of 370 MSF. Both plants operate primarily on natural gas with #2 fuel oil as backup. Natural gas is purchased on the spot market, with transportation negotiated under long-term contracts. The Wilmington facility is located at the Port of Wilmington. The site is leased through the year 2000. Management believes that a new lease agreement will be negotiated on satisfactory terms. The Company owns the Buchanan plant site. The Company believes that each of its manufacturing plants is in satisfactory operating condition.

The Manufacturing Process

Gypsum is the common term for calcium sulfate dihydrate. The water molecules are physically locked inside the crystal structure of the gypsum molecule. Gypsum, the major raw material required to manufacture wallboard, is obtained from a third party supplier.

Gypsum rock is first fed into a dryer, where surface moisture is removed. Then it is ground to a flour-like consistency known as land plaster. The land plaster is then calcined, or heated, into calcium sulfate hemihydrate, also known as stucco. Gypsum is unique because it is the only mineral that can be calcined, and yet go back to its original state when rehydrated. It is this property that is being exploited in the manufacturing process.

The stucco is blended with water and other ingredients in a mixer to form a slurry. This slurry is then extruded between two continuous sheets of paper at the forming station. The extended product travels down a long line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum. As it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength. When the product has achieved initial "set" or firmness (approximately 3 minutes), the product is cut into lengths. The individual boards are then dried in a kiln to remove excess water. The boards are packaged face to face and stored in a warehouse for 24 hours to cool. Then, they are ready for shipment.


Marketing

The Company's gypsum wallboard products are sold to a variety of residential and commercial building materials dealers, individual and regional/national gypsum distributors, original equipment manufacturers, building materials distribution companies, lumber yards as well as "Do-It-Yourself" home centers. The Buchanan, New York plant's principal markets include New York and New Jersey. The Wilmington, Delaware plant's largest markets are Pennsylvania and North Carolina followed closely by Maryland and Virginia. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at each plant site. The amount of back-log orders, as measured by written contracts, is normally not significant.

The Company utilizes contracted trucks to transport finished gypsum board to distributors and customers. Additionally, Wilmington is fully equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in over 90 percent of its production being shipped within 100-200 miles of the plant. The Wilmington plant ships over 50 percent of its production within 200 miles of the plant.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company is involved in research and development through its own technical services laboratories and through its participation in the Portland Cement Association. In addition, Lafarge S.A., LCI and the Company are parties to agreements relating to the exchange of technical and management expertise under which the Company has access to the research and development resources of Lafarge S.A. Research is directed toward improvement of existing technology in the manufacturing of cement, concrete, wallboard and related products as well as the development of new manufacturing techniques and products. Systech is also engaged in research and development in an effort to further develop the technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $6.3 million, $6.6 million and $5.5 million for 1996, 1995 and 1994, respectively. This includes amounts accrued for technical services rendered by Lafarge S.A. to the Company, under the terms of the agreements discussed above, of $5.3 million during 1996, $5.5 million during 1995 and $4.3 million during 1994.

CAPITAL EXPENDITURES AND ASSET DISPOSITIONS

The Company's business is relatively capital-intensive. During the three-year period ended December 31, 1996 the Company's capital expenditures were approximately $342 million, principally for the modernization or replacement of existing equipment. Of this amount, approximately 60 percent related to cement operations and 40 percent to construction materials operations. During the same period, the Company also invested approximately $118 million in various acquisitions that expanded its market and product lines. Of this amount, approximately 54 percent related to gypsum operations, 28 percent to construction materials and 18 percent to cement operations.

In September 1996 the Company acquired G-P Gypsum Corporation's (a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. In January 1996 the Company acquired the remaining interest in Tews Company, a ready-mixed concrete and building materials supplier located in the greater Milwaukee area. In August 1996 the Company formed a joint venture, Innocon, with another major concrete supplier to carry on its ready-mixed concrete business in the greater Toronto, Ontario area. Innocon is a 50/50 joint venture which owns six ready-mixed concrete facilities that are strategically located in this market. In May 1995 the Company purchased all of the issued and outstanding capital stock of National Portland Cement Company which operated a grinding plant in Port Manatee, Florida. In April 1995 the Company acquired the Grey Stone cement terminal in Wilder, Kentucky and effective September 9, 1994, the Company acquired the Red Rock Cement terminal in St. Paul, Minnesota. In December 1993 the Company purchased from Koch Industries, Inc. a plant at Spragge, Ontario for grinding iron blast furnace slag into slag cement. In April 1993 the Company entered into a joint venture, Richvale-York Block Inc., with another block producer to carry on its concrete block business in the Greater Metropolitan Toronto area. The Company is the majority shareholder in this joint venture which owns two modern block plants that are strategically located in this market.

In May 1996 the Company sold a sand and gravel operation located in Pittsburgh, Pennsylvania. In August 1996 the Company sold cement terminals in Wilder, Kentucky and Pittsburgh, Pennsylvania. In 1995 the Indianapolis, Indiana terminal facility was closed. Cement terminal facilities in St. Louis, Missouri and

Houston, Texas were closed in February 1993. During 1994, the Company sold the St. Louis terminal land and intends to sell the land on which the Houston terminal was located.

See General Development of Business - "Recent Significant Divestments" for a discussion on the sale of certain significant nonstrategic assets. During 1996, 1995 and 1994, the Company disposed of various surplus properties, none of which were material.


ENVIRONMENTAL MATTERS

The Company's operations, like those of other companies in similar businesses, involve the use, release/discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. The major environmental statutes and regulations affecting the Company's business and the status of certain environmental enforcement matters involving the Company are discussed in Item 7 of this Annual Report in the "Environmental Matters" section of Management's Discussion and Analysis beginning on page II-13.


EMPLOYEES

As of December 31, 1996, the Company and its subsidiaries employed 6,800 individuals of which 4,050 were hourly employees. Approximately 1,028 of these hourly employees were engaged in the production of portland cement products, 2,852 were employed in the Company's construction materials and waste management operations and 170 were employed in the Company's gypsum wallboard operations. Salaried employees totaled 2,750. These employees generally perform work in administrative, managerial, marketing, professional and technical endeavors. Overall, the Company considers its relations with employees to be satisfactory.

-  U.S. Cement Operations

The majority of the Company's 541 U.S. hourly employees are represented by labor unions. During 1996 labor agreements were negotiated at the Fredonia, Kansas cement plant and at distribution terminals located in Waukegan, Illinois; Duluth, Minnesota; Cleveland and Toledo, Ohio; and Superior, Wisconsin. The agreement for the Westlake, Louisiana terminal also expired in 1996 but was not renewed. Terms and conditions under the expired agreement are still in effect. During 1997 agreements will expire at the Whitehall, Pennsylvania and Paulding, Ohio cement plants and the Tampa, Florida cement grinding facility. The Company expects the agreements to be successfully concluded without a work stoppage.

-  U. S. Construction Materials Operations

The Company's 1,059 U.S. construction materials employees consist of 796 hourly employees and 263 salaried employees. During 1996 the Company acquired ready-mixed concrete operations in Houma, Louisiana and Milwaukee, Wisconsin and aggregate facilities in Central Missouri. The Company also closed or sold certain aggregate operations in Granite City, Illinois; Cleveland, Ohio; Pittsburgh, Pennsylvania; and Newell, West Virginia.

In the U.S., approximately 75 percent of the hourly workforce is covered by 18 collective bargaining agreements with six major labor unions. During 1996 eight collective bargaining and benefits agreements were successfully negotiated with union bargaining groups without a work stoppage. In 1997 nine labor and benefit agreements will expire and are expected to be successfully concluded without a work stoppage.

-  Canadian Cement Operations

Substantially all of the 487 Canadian cement hourly employees are covered by labor agreements. The agreement for the Edmonton distribution terminal expired in 1996 and was successfully renegotiated for a three year term without a work stoppage. Additionally, in 1996 the collective agreement with the Stoney Creek, Ontario slag plant was renewed for four years. In 1997 agreements will expire at the St. Constant, Quebec; Woodstock, Ontario; and Exshaw, Alberta cement plants as well as distribution terminals at Toronto, Ontario and Saskatoon, Saskatchewan. These agreements are expected to be renewed without a work stoppage.

-  Canadian Construction Materials Operations

Employees in the Canadian construction materials operations totaled 2,793 at the end of 1996 with 2,021 hourly employees and 772 salaried employees.

In eastern Canada, hourly employees are covered by 67 collective bargaining agreements with a number of unions. There are 36 non-union business units in which negotiations are held directly with employees. During 1996 thirty one collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. Thirty collective bargaining agreements will expire in 1997 throughout eastern Canada and are expected to be successfully concluded without a work stoppage.

In western Canada, hourly employees are covered by 34 collective bargaining agreements with several unions. During 1996 sixteen collective bargaining agreements were successfully renegotiated with union bargaining agents without a work stoppage. Four other contracts expired at or near the end of 1996 and are expected to be successfully concluded early in 1997. During 1997 eleven labor agreements will expire and are expected to be successfully concluded without a work stoppage.

-  Gypsum Wallboard Operations

Substantially all of the 170 gypsum wallboard hourly employees are covered by labor agreements. There are four labor agreements with two unions. Three of the labor agreements are in the fourth year of a six year contract and the other agreement is in the second year of a six year contract. The Buchanan and Wilmington plants have no recent history of labor disputes.

COMPETITION

The competitive marketing radius of a typical cement plant for common types of cement is approximately 250 miles except for waterborne shipments which can be economically transported considerably greater distances. Cement, concrete products, aggregates and construction services and gypsum wallboard are sold in competitive markets. These products and services are obtainable from alternate suppliers. Vigorous price, service and quality competition is encountered in each of the Company's primary marketing areas.

The Company's operating cement plants located in Canada represented an estimated 35 percent of the rated annual active clinker production capacity of all Canadian cement plants at December 31, 1995. The Company is the only cement producer serving all regions of Canada. The Company's largest competitor in Canada accounted for approximately 21 percent of rated annual active clinker production capacity. The Company's operating cement plants located in the United States at December 31, 1995 represented an estimated 8 percent of the rated annual active clinker production capacity of all U.S. cement plants. The Company's three largest competitors in the United States accounted for 14, 7 and 6 percent, respectively, of the rated annual active clinker production capacity. The preceding statements regarding the Company's ranking and competitive position in the cement industry are based on the U.S. and Canadian Portland Cement Industry: "Plant Information Summary Report" which was prepared as of December 31, 1995.

  (d)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
                                    SALES

The information with respect to foreign and domestic operations and export sales is set forth on pages II-43 and II-44 of Item 8 - Financial Statements and Supplementary Data of this Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following tabulation sets forth as of March 27, 1997 the name and age of each of the executive officers of the Company and indicates all positions and offices with the Company held by them at said date.

             Name                                          Position                                     Age
----------------------------          ----------------------------------------------------          -----------
 Bertrand P. Collomb                     Chairman of the Board                                          54

 Bernard L. Kasriel                      Vice Chairman of the Board                                     50

 John  M. Piecuch                        President and Chief Executive Officer                          48

 Edward T. Balfe                         Executive Vice President and                                   55
                                         President - Construction Materials Group

 Duncan S. Gage                          Executive Vice President and                                   47
                                         President - U.S. Cement Operations

 Peter H. Cooke                          Executive Vice President and                                   48
                                         President - Canadian Cement Operations

 Michael J. Balchunas                    Senior Vice President and                                      49
                                         President - Western Cement Region

 Alain Bouruet-Aubertot                  Senior Vice President and                                      40
                                         President -  Lafarge Gypsum Division

 Patrick Demars                          Senior Vice President -                                        48
                                         Corporate Technical Services

 Guillaume Roux                          Senior Vice President -                                        37
                                         Planning and Marketing

 Thomas W. Tatum                         Senior Vice President -                                        60
                                         Human Resources

 Larry J. Waisanen                       Senior Vice President and                                      46
                                         Chief Financial Officer

 John C. Porter                          Vice President and Controller                                  58

 David C. Jones                          Vice President - Legal Affairs and                             55
                                         Secretary

 David W. Carroll                        Vice President - Environment and                               50
                                         Government Affairs

 Kevin C. Grant                          Treasurer                                                      41

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

Bernard L. Kasriel was elected to his current position in May 1996. He has also served as Vice Chairman and Chief Operating Officer of Lafarge S.A. since January 1995. Prior to that he served as Managing Director of Lafarge S.A. from 1989 to 1994, Senior Executive Vice President of Lafarge S.A. from 1987 to 1989 and Executive Vice President of Lafarge S.A. from 1982 until 1987.

John M. Piecuch was appointed to his current position effective October 1, 1996. He previously served as Group Executive Vice President of Lafarge S.A. from July 1994 until October 1996. He served as Senior Executive Vice President of the Company from 1992 to June 1994 and as Executive Vice President of the Company from 1989 to 1992.

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

Duncan S. Gage was elected to his current position effective March 1, 1996. From October 1994 to February 1996 he was Senior Vice President and President of the Company's U.S. Cement Region. He previously served as Senior Vice President - Planning and Development from January 1994 to September 1994. He served as Senior Vice President and President of the Company's Southern Region from May 1992 to December 1993. He also served as President of Parker Lafarge, a former construction materials affiliate of the Company from 1990 to 1992.

Peter H. Cooke was elected to his current position effective March 1, 1996. He previously served as Senior Vice President and President of the Company's Eastern Cement Region from July 1990 to February 1996.

Michael J. Balchunas was appointed to his current position effective July 1, 1996. From March 1992 to July 1996 he was President of Systech Environmental Corporation, a wholly-owned subsidiary of the Company. Prior to that he served as Vice President of Operations of the Company's Great Lakes Region from July 1990 to March 1992.

Alain Bouruet-Aubertot was appointed to his current position effective September 1, 1996. He served as Senior Vice President of Strategy & Development for Lafarge Platres, a division of Lafarge S.A., from December 1994 to September 1996. Prior to that, he was Project Director & Business Manager for Rhone-Poulenc Chemicals from November 1993 to November 1994 and
Technical/Manufacturing Director for Rhone-Poulenc, Thann & Mulhouse from January 1992 to October 1993.

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

There is no family relationship between any of the executive officers of the Company or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of the Company expires on the date of the next annual meeting of the Board of Directors, scheduled to be held on May 6, 1997.

ITEM 2.  PROPERTIES

Information set forth in Item 1 of this Annual Report, insofar as it relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by the Company, is incorporated herein by reference in answer to this Item 2.

All of the Company's cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants, gypsum wallboard plants and miscellaneous properties, are owned by the Company free of major encumbrances, except the Exshaw cement plant, the Kamloops limestone and cinerite quarries, and the Wilmington gypsum wallboard plant.

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

The Wilmington gypsum wallboard facility is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. The lease expires at the end of the
year 2000.   Management believes that a new lease agreement will be negotiated on satisfactory terms.

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

ITEM 3.          LEGAL PROCEEDINGS

Since 1992 a number of owners of buildings located in eastern Ontario, Canada, most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. There are presently approximately 168 plaintiffs whose claims involve 104 foundations, which are embodied in ten lawsuits. In two of these actions, the plaintiffs have added LCI as a party defendant; in the others, LCI is either a third or fourth party. The damages claimed total more than Cdn. $62 million. In the largest of these actions, approximately 119 plaintiffs are complaining about 81 basement foundations, including a 20-unit condominium, and claiming approximately Cdn. $51.7 million, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. LCI has been served with cross-claims or third or fourth party claims by Bertrand in the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective fly ash and cement. In 1995 the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. It has introduced third and fourth party claims against its insurers to have the insurance coverage issues dealt with by the Court at the same time as the liability case. The Company believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. A trial date of September 2, 1997 has been set.

In late August 1996 the Company, among others, was served with original petitions from two sets of plaintiffs in two similar lawsuits brought in state courts in Starr and Duval Counties, Texas. In the first suit approximately 180 plaintiffs sued approximately 170 defendants involved in the production, transportation and use of cement, concrete, additives, sand, and gravel alleging that these materials contain toxic substances, that the plaintiffs were exposed to the toxic substances in their work areas where they breathe the fumes, inhale the particles and absorb the materials from them which caused injury to their respiratory and nervous systems and brain damage. The plaintiffs claim negligence, gross negligence, and products and strict liability and seek, among other things, both past and future damages, exemplary damages and cost of the suit in an unspecified amount. In the second suit approximately 70 plaintiffs sued approximately 225 defendants alleging claims similar to those contained in the first suit with an added claim that plaintiffs suffered exposure to defendants' toxic substances in their homes. While the amount of liability, if any, to the Company is uncertain, the Company filed general denials to both suits in late October 1996 and is vigorously defending the lawsuits. Discovery and venue issues are underway and there is yet no trial setting in either of these cases.

In July 1995 the Canadian Bureau of Competition Policy commenced an investigation of alleged price fixing and bid-rigging agreements among suppliers in the ready-mixed concrete industry in the Quebec City area. Criminal proceedings under the Competition Act were subsequently filed in the Quebec Superior Court. LCI conducted an internal investigation which confirmed that certain employees had engaged in behavior that was in violation of the law and LCI's Competition Law Compliance Policy. LCI and three other ready-mixed concrete producers pleaded guilty to a charge of agreeing to share the ready-mixed concrete market in the Quebec City area during the year 1993. Lafarge agreed to pay a fine of approximately Cdn. $1.9 million and committed to a comprehensive Competition Act compliance program as part of the court's prohibition order.

The Company is involved in certain other legal actions and claims. It is the opinion of management that all such legal matters will be resolved without material effect on the Company's Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None during the fourth quarter ended December 31, 1996.

                                    PART II


ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

Information required in response to Item 5 is reported in Item 7, page II-22 of this Annual Report and is incorporated herein by reference.

On March 7, 1997, 63,228,330 Common Shares were outstanding and held by 2,923 record holders. In addition, on March 7, 1997, 7,300,482 exchangeable preference shares of LCI, which are exchangeable at the option of the holder into Common Shares on a one-for-one basis and have rights and privileges that parallel those of the Common Shares, were outstanding and held by 7,001 record holders.

The Company may obtain funds required for dividend payments, expenses and interest payments on its debt from its operations in the U.S., dividends from its subsidiaries or from external sources, including bank or other borrowings.

ITEM 6.  SELECTED CONSOLIDATED  FINANCIAL DATA

The table below summarizes selected financial information for the Company. For further information, refer to the Company's consolidated financial statements and notes thereto presented under Item 8 of this Annual Report.


                                                                          SELECTED CONSOLIDATED FINANCIAL DATA
                                                                        (in millions except as indicated by an *)

                                                                                 Years Ended December 31
                                                       --------------------------------------------------------------------------
                                                             1996          1995          1994         1993            1992
                                                       --------------------------------------------------------------------------
 Operating Results
 Net sales                                                $   1,649.3     $1,472.2      $1,563.3      $1,494.5         $1,511.2
                                                       ==========================================================================
 Income Before the Following Items:                       $     236.4     $  185.4      $  141.9      $   70.2         $   28.0
 Interest expense, net                                          (14.1)       (15.2)        (28.8)        (42.7)           (49.4)
 Income taxes                                                   (81.4)       (40.6)        (32.5)        (21.6)           (15.7)
                                                       --------------------------------------------------------------------------
 Net Income (Loss) Before Cumulative Effect of                  140.9        129.6          80.6           5.9            (37.1)
   Change in Accounting Principles

 Cumulative effect of change in accounting principles               -            -             -             -            (63.5)
                                                       --------------------------------------------------------------------------
 Net Income (Loss)                                              140.9        129.6          80.6           5.9           (100.6)
 Depreciation, depletion and amortization                       100.5         94.3         103.6         115.0            125.2
 Cumulative effect of change in accounting principles               -            -             -             -             63.5
 Restructuring                                                   (2.3)        (4.8)        (13.6)         21.6                -
 Other items not affecting cash                                 (31.1)      (100.8)        (22.6)         12.4            (11.4)
                                                       --------------------------------------------------------------------------
 Net Cash Provided by Operations                             $  208.0     $  118.3      $  148.0      $  154.9         $   76.7
                                                       ==========================================================================
 Total Assets                                                $1,813.0     $1,713.9      $1,651.4      $1,687.7         $1,767.4
                                                       ==========================================================================

 Financial Condition at Year End
 Working capital                                             $  394.9     $  448.6      $  402.3      $  315.4         $  253.0
 Property, plant and equipment, net                             867.7        797.0         751.9         880.7            982.3
 Other assets                                                   213.0        198.3         192.4         221.8            205.0
                                                       --------------------------------------------------------------------------
 Total Net Assets                                            $1,475.6     $1,443.9      $1,346.6      $1,417.9         $1,440.3
                                                       ==========================================================================

 Long-term debt                                              $  161.9     $  268.6      $  290.7      $  373.2         $  515.2
 Other long-term liabilities                                    203.2        194.3         214.5         253.0            225.2
 Shareholders' equity                                         1,110.5        981.0         841.4         791.7            699.9
                                                       --------------------------------------------------------------------------
 Total Capitalization                                        $1,475.6     $1,443.9      $1,346.6      $1,417.9         $1,440.3
                                                       ==========================================================================

 Common Equity Share Information
 Net income (loss)*                                          $   2.01     $   1.88      $   1.18      $   0.10       $(0.63)(a)
 Dividends*                                                  $   0.40     $  0.375      $   0.30      $   0.30       $     0.30
 Book value at year end*                                     $  15.79     $  14.17      $  12.34      $  11.84       $    11.79
 Average shares and equivalents outstanding                      70.1         69.0          68.3          61.6             58.7
 Shares outstanding at year end                                  70.4         69.2          68.2          66.9             59.4
                                                       ==========================================================================

 Statistical Data
 Capital expenditures                                        $  124.8     $  121.9     $    95.4      $   58.4       $     54.9
 Acquisitions                                                $   83.5     $   29.3     $     4.7      $   15.2       $      4.3
 Net income (loss) as a percentage of net sales*                  8.5%         8.8%          5.2%          0.4%         (2.5)%(a)
 Return on average shareholders' equity*                         13.5%        14.2%          9.9%          0.8%         (4.8)%(a)
 Long-term debt as a percentage of total capitalization*         11.0%        18.6%         21.6%         26.3%            35.8%
 Number of employees at year end*                               6,800        6,600         6,500         7,400            7,700
 Exchange rate at year end (Cdn. to U.S.)*                      0.730        0.733         0.713         0.755            0.787
 Average exchange rate for year (Cdn. to U.S.)*                 0.733        0.729         0.732         0.775            0.828
                                                       ==========================================================================


(a) Before cumulative effect of change in accounting principles

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

MANAGEMENT'S DISCUSSION OF INCOME

The Consolidated Statements of Income (Item 8, page II-27) summarize the Company's operating performance for the past three years. To facilitate analysis, sales and operating profit will be discussed by product line and are summarized in the table on page II-4 (in millions).

The Company's three product lines are:

1. Cement - the production and distribution of portland and specialty cements and cementitious materials.

2. Construction materials - the production and distribution of ready-mixed concrete, construction aggregates, other concrete products, road construction and paving and the processing of fuel quality waste and alternative raw materials for use in cement kilns.

3. Gypsum wallboard - the production and distribution of gypsum wallboard and related products.

                                                                   Years Ended December 31
                                                       --------------------------------------------------------------
                                                              1996                   1995                 1994
                                                       --------------------------------------------------------------
 Net Sales
  Cement                                                   $   970.9             $   901.6             $   876.6
  Construction Materials                                       780.9                 683.2                 799.7
  Gypsum                                                        24.0                     -                     -
 Eliminations                                                 (126.5)               (112.6)               (113.0)
                                                       --------------------------------------------------------------
 Total Net Sales                                           $ 1,649.3              $1,472.2              $1,563.3
                                                       ==============================================================


 Gross Profit
  Cement                                                    $  283.0              $  243.9             $   207.8
  Construction Materials                                       109.7                  79.0                 100.8
  Gypsum                                                         4.7                     -                     -
                                                       --------------------------------------------------------------
 Total                                                         397.4                 322.9                 308.6
                                                       --------------------------------------------------------------
 Operational Overhead and
  Other Expenses
  Cement                                                      (59.9)                 (59.8)                (69.5)
  Construction Materials                                      (48.0)                 (43.2)                (69.3)
  Gypsum                                                       (2.3)                     -                     -
                                                       --------------------------------------------------------------
 Total                                                       (110.2)                (103.0)               (138.8)
                                                       --------------------------------------------------------------

 Income From Operations
  Cement                                                      223.1                  184.1                 138.3
  Construction Materials                                       61.7                   35.8                  31.5
  Gypsum                                                        2.4                      -                     -
                                                       --------------------------------------------------------------
 Total Operating Profit                                       287.2                  219.9                 169.8
 Corporate and Unallocated Expenses                           (50.8)                 (34.5)                (27.9)
                                                       --------------------------------------------------------------
 Total Income From Operations                             $   236.4              $   185.4           $     141.9
                                                       ==============================================================

 Identifiable Assets
  Cement                                                  $   751.6              $   756.9           $     692.3
  Construction Materials                                      641.0                  601.3                 605.0
  Gypsum                                                       70.7                      -                     -
  Corporate and Unallocated Assets                            349.7                  355.7                 354.1
                                                       --------------------------------------------------------------
 Total Assets                                              $1,813.0               $1,713.9            $  1,651.4
                                                       ==============================================================

YEAR ENDED DECEMBER 31, 1996

In the second quarter of 1995, the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada of U.S. $30.1 million with corresponding adjustments in the U.S. During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based upon the aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments on consolidated net income was immaterial. Management's Discussion and Analysis that follows excludes the impact of this agreement (except for the discussion on income taxes).

NET SALES

The Company's net sales increased 12 percent in 1996 to $1,649.3 million from $1,472.2 million in 1995. Canadian net sales were $706.4 million, up 7 percent while U.S. net sales increased 16 percent to $942.9 million. The improvement in both Canada and the U.S. was primarily due to increased product shipments and improved prices as well as the effect of acquisitions (in late 1995 and early
1996) in the construction materials operations. The purchase of two gypsum wallboard plants in September 1996 also increased U.S. net sales.

The Company's net sales from cement operations were $970.9, an increase of 8 percent due to higher shipments and prices. Cement volumes climbed 3.5 percent to 12.6 million tons, while net realization (delivered price per ton to customer less freight) increased 4 percent from 1995 reflecting increases in all three geographic regions served by the Company. Canadian net sales increased 8 percent mainly due to a 3 percent improvement in average selling prices (excluding exchange rate fluctuation) coupled with a 5 percent rise in shipments. In eastern Canada, cement sales volumes rose 2 percent due to higher sales in the Atlantic provinces resulting from shipments to the Confederation Bridge project. In Ontario, shipments were flat; however, in the last six months of 1996 volumes rose 16 percent as compared with the prior year. Quebec showed a slight improvement in shipments of 1 percent. Net realization increased 4 percent due to a 6 percent and a 7 percent improvement in Ontario and Quebec, respectively, partially offset by a 2 percent decline in the Atlantic provinces due primarily to product and customer mix. Cement shipments in western Canada were up 9 percent as all major markets posted increases, led by Alberta (up 13 percent). Construction activity in the Prairie provinces was positively impacted by a bumper grain harvest, healthy oil drilling activity and demand from the mining sector. In British Columbia, sales volumes increased 7 percent as the economy showed steady improvement during 1996. In addition, the region benefitted from a work stoppage at a competitor's concrete operation. In the U.S., net sales were 8 percent higher as cement shipments and net realization increased 3 percent and 4 percent, respectively. Shipments increased despite weak activity in the Northeast, the divestment of two cement terminals on the Ohio River and a brief labor disruption on vessels that distribute the Company's products on the Great Lakes.

Net sales from the Company's construction materials and waste management operations were $780.9 million, up 14 percent from 1995. The improvement was achieved by higher ready-mixed concrete and aggregate shipments and an increase in ready-mixed concrete prices in the U.S. From continuing operations, ready-mixed concrete volumes increased 16 percent to 6.9 million cubic yards and aggregate volumes climbed 4 percent to 40.1 million tons. In Canada, ready-mixed concrete volumes increased 19 percent reflecting improved economic activity, particularly in Ontario, coupled with the impact of acquisitions in western Canada. Shipments to the Confederation Bridge project in the Atlantic provinces were also higher. Aggregate volumes increased 7 percent mainly on strong shipments in Ontario and throughout western Canada, offset by an 18 percent decline in Quebec. Net sales in Canada were 7 percent higher, primarily reflecting higher volumes. Net sales in the U.S. increased 34 percent, mostly due to acquisitions and higher ready-mixed concrete prices. Ready-mixed concrete shipments from continuing operations increased 10 percent as higher shipments in the New Orleans market because of acquisitions were partially offset by a decline in St. Louis due to the restructuring of operations to strengthen the competitive position in the market. From continuing operations, aggregate shipments declined 2 percent mostly due to the divestment, in early 1996, of a sand and gravel operation in Pittsburgh, Pennsylvania.

Net sales from the Company's gypsum operations that was acquired in September 1996 were $24.0 million. Strong demand for wallboard kept the newly acquired plants operating at capacity.

GROSS PROFIT AND COST OF GOODS SOLD

The Company's gross profit as a percentage of net sales increased to 24 percent in 1996 from 22 percent in 1995. Cement gross profit improved 2 percent to 29 percent as volumes and prices both improved. Construction materials gross profit also increased 2 percent to 14 percent as a result of higher ready-mixed concrete and aggregate volumes, higher ready-mixed concrete prices in the U.S. and lower operating costs. The gross profit margin for gypsum wallboard was 20 percent.

The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement production from continuing operations (in millions of tons) and the clinker production capacity utilization rate:

                                                                             Years Ended December 31
                                                                   ------------------------------------------
                                                                             1996                 1995
                                                                   ------------------------------------------
 Cement production                                                          11.54                11.01
 Clinker capacity utilization                                                 85%                  90%
                                                                   ==========================================

Cement production increased 5 percent over 1995. U.S. production totaled 7.1 million tons, a 10 percent increase. Clinker capacity utilization at U.S. plants was 91 percent in 1996 compared to 90 percent in 1995. In 1995, manufacturing setbacks at some U.S. plants necessitated higher purchases of cement and clinker to replace lost production. Canadian cement production was
4.4 million tons, a 3 percent decrease from 1995. Clinker capacity utilization in Canada fell to 76 percent in 1996 from 90 percent in 1995 primarily due to the planned extension of kiln shutdowns at four plants because of high inventory levels at December 31, 1995.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses were $151.4 million in 1996 compared with $141.1 million in 1995. The increase resulted mainly from acquisitions coupled with higher legal and other professional fees. Selling and administrative expenses as a percentage of net sales declined to 9.2 percent in 1996 from 9.6 percent in 1995.

OTHER (INCOME) EXPENSE, NET

Other income and expense consists of items such as equity income, amortization of intangibles and gains and losses from divestitures. Other expense, net was $9.6 million in 1996 compared with income of $3.5 million in 1995. The change primarily reflects lower gains from the sale of nonstrategic assets.

RESTRUCTURING

During 1996 and 1995, the Company spent $2.3 million and $4.6 million, respectively, which was charged to the previously provided restructuring accrual (see Item 8, pages II-33 and II-34). The restructuring, which resulted in the separation of approximately 300 employees since inception of the plan, was completed in 1996. The savings from the restructuring (mostly from the termination of employees) after reduction for savings related to operations that have been divested totaled approximately $20 million pre-tax in 1996. This reduction is in line with management's original expectations.

PERFORMANCE BY LINE OF BUSINESS

The Company's operating profit from cement operations (before corporate and unallocated expenses) was $223.1 million, $39.0 million higher than 1995. Results were better primarily due to higher sales volumes and prices, and lower imports to supplement production at clinker producing plants in the Company's U.S. markets. Operating profit from Canadian operations was $78.5 million, $15.0 million better than 1995. The improvement was due to a 5 percent increase in cement shipments, a 4 percent escalation in net realization (excluding exchange rate fluctuation) and higher prices for exports to U.S. operations. Partially offsetting these improvements were planned reductions in clinker production due to high inventory levels at December 31, 1995 and higher fuel costs at the Exshaw and Richmond plants in western Canada. The Company's U.S. operations reported an operating profit of $144.6 million. This was $24.0 million higher than 1995 due to an increase in shipments, prices and lower imports to supplement production. This improvement was somewhat offset by higher prices for imports from Canadian operations.

The Company's operating profit from its construction materials and waste management operations (before corporate and unallocated expenses) was $61.7 million, or $25.9 million better than 1995. The improvement was achieved by higher ready-mixed concrete and aggregate sales volumes, an increase in ready-mixed concrete prices in the U.S., lower operating costs and lower expenses related to the implementation of a new financial reporting and management information system. The Company's Canadian operations contributed $38.1 million, up $16.6 million. Market conditions in the second half of the year improved. Ready-mixed concrete and aggregate volumes were higher and operating costs were lower due to specific cost reduction actions implemented in each region. U.S. operations earned $23.6 million compared with $14.3 million. Earnings improved in all markets, particularly the midwest which was hampered in 1995 by flooding. Results were boosted by higher ready-mixed concrete prices, lower operating costs, acquisition of the remaining interest in a ready-mixed concrete and building materials supplier, and other late 1995 and 1996 acquisitions.

The Company's recently acquired gypsum wallboard operations reported an operating profit of $2.4 million. Earnings were greater than expected due to favorable market conditions.

TOTAL INCOME FROM OPERATIONS

In 1996 total income from operations was $236.4 million, $51.0 million better than 1995. All of the Company's six cement and construction materials regions reported better results. The recently acquired gypsum wallboard operations added to operating earnings. Divestment gains were lower. Operating profit from Canadian operations was $104.7 million, $29.2 million better. The operating profit from U.S. operations was $131.7 million, $21.8 million better.

INTEREST EXPENSE

Interest expense decreased by $3.0 million in 1996 mainly due to lower average debt and capitalized interest on construction in progress. Capitalized interest was $1.2 million and $2.1 million in 1996 and 1995, respectively.

INTEREST INCOME

Interest income declined $1.8 million in 1996 due to lower interest rates.

INCOME TAXES

The following analysis of income taxes includes the impact of the agreement with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in the U.S and Canada. Income tax expense increased from $40.6 million in 1995 to $81.5 million in 1996. In the U.S., taxes were $37.4 million higher due to the earnings improvement, absence of a non-recurring credit recorded in 1995 and the impact of adjustments relative to the agreement with Revenue Canada Taxation. In the third quarter of 1995, the U.S. tax provision was lowered by $23.0 million due to a reduction of the valuation allowance which had been recorded in 1992 against the Company's U.S. deferred tax assets. In Canada, taxes increased $3.5 million due to higher earnings mostly offset by the impact of adjustments relative to the agreement with Revenue Canada Taxation. The Company's effective income tax rate was 36.6 percent in 1996 and 23.8 percent in 1995.

NET INCOME

Net income in 1996 of $140.9 exceeded 1995 record earnings of $129.6 million. Excluding the effect of the nonrecurring tax credit of $23.0 million taken in the third quarter of 1995, earnings in 1996 were $34.3 million better than 1995. The improvement was mainly due to higher volumes in the Company's major product lines, higher cement and U.S. ready-mixed concrete prices, lower operating costs in construction materials operations and lower imports to supplement production in the U.S. These increases were partially offset by lower divestment gains, lower clinker production in Canada and higher income taxes.

GENERAL OUTLOOK

This message contains forward-looking statements based upon current expectations that involve a number of business risks and uncertainties. The factors that could cause results to differ materially include, but are not limited to, national and regional economic conditions, levels of construction spending in major markets, supply/demand structure of the industry and unfavorable weather conditions during peak construction periods.

In Canada, the fiscal austerity measures taken at both the federal and provincial levels have cut into public works in the short-term. Interest rates and inflation in Canada are forecasted to remain low, providing the impetus for increased commercial, industrial and residential investment.

In the Company's cement group, demand in North America in 1997 is expected to remain close to the historically high level reached in 1996. However, the Portland Cement Association is forecasting in 1997 a 3 percent decline in cement consumption for the Company's U.S. markets and a 4.6 percent nationwide decline in residential construction starts. Nevertheless, modest price improvements in most markets and improved economic conditions in the northeastern market of the U.S. are expected. In eastern Canada, the improved economic activity in Ontario experienced in the second half of 1996 is expected to continue into 1997. In the Prairie provinces of western Canada the general outlook remains favorable.

In the construction materials group, the outlook for 1997 is favorable. The modest economic growth in the Canadian economy and the completion of the Company's restructuring plan should have a positive impact on operations. In eastern Canada, modest price and volume gains are anticipated, following the favorable trend in the fourth quarter of 1996. In the Western Region, volumes are expected to increase slightly and ready-mixed concrete prices should improve. The overall economic conditions in the Company's U.S. markets are expected to be stable in 1997. New Orleans, Kansas City and Milwaukee are at or near a market peak; however, construction activity is expected to remain favorable. The St. Louis market remains very competitive while the outlook for the northern aggregate operations is positive.

The favorable market factors projected for the wallboard market in North America should have a positive impact on the Company's gypsum wallboard operations.

YEAR ENDED DECEMBER 31, 1995

NET SALES

Net sales declined 6 percent in 1995 to $1,472.2 million from $1,563.3 million in 1994. However, after adjusting for sales from the Company's 1994 divestments in the U.S., net sales from continuing operations increased 4 percent. The divested operations were in Texas and include the Company's Balcones cement plant and three cement terminals, equity interests in two aggregate operations and an asphalt company, and ready-mixed concrete plants and related assets. The increase in net sales was mostly due to a 6 percent improvement in cement prices partially offset by weak construction activity in Canada and poor weather in the fourth quarter relative to 1994. Canadian net sales were $660.8 million, a 1 percent decline from 1994. U.S. net sales decreased 9 percent to $811.4 million due to the 1994 divestments, partially offset by cement price improvement.

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

Canadian net sales increased 3 percent due to a 5 percent increase in average selling prices (excluding exchange rate fluctuation) and higher shipments of cementitious products, offset by a 5 percent reduction in shipments reflecting lower demand in Quebec, British Columbia and Alberta and poor weather in the fourth quarter of 1995 compared with 1994. In the U.S., net sales were 3 percent higher as average prices increased 6 percent while cement shipments declined 5 percent. Excluding operations divested, revenues improved 9 percent while cement shipments were relatively flat. The increase in revenues was mostly due to higher prices.

Net sales from the Company's construction materials and waste management operations were $683.2 million, down 15 percent from 1994. Net sales from continuing operations were only 1 percent lower than 1994. From continuing operations, ready mixed concrete volumes slipped 9 percent to 5.4 million cubic yards and aggregate volumes dropped 2 percent to 37.5 million tons. In Canada, ready-mixed concrete volumes were 10 percent lower, reflecting sharp declines in Quebec and British Columbia due to slowdowns in construction activity, partially offset by higher shipments to the Confederation Bridge project in the Atlantic provinces. Aggregate volumes were 4 percent lower. Despite lower volumes, net sales in Canada declined only 1 percent because of price improvements in most product lines and higher shipments of concrete products. Net sales from continuing operations in the U.S. declined 1 percent. Ready-mixed concrete shipments decreased 6 percent mainly due to a construction slowdown in St. Louis; however, aggregate volumes were 3 percent higher.

GROSS PROFIT AND COST OF GOODS SOLD

The Company's gross profit as a percentage of net sales increased to 22 percent in 1995 from 20 percent in 1994. Cement gross profit was 27 percent compared with 24 percent in 1994. The increase was the result of higher prices and lower production costs in Canada, partially offset by the impact on U.S. margins of higher cement and clinker purchases. Construction materials gross profit margin was 12 percent in 1995, down slightly from 13 percent in 1994.

The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement production from continuing operations (in millions of tons) and the clinker production capacity utilization rate:

                                                                              Years Ended December 31
                                                                     ----------------------------------------
                                                                             1995                  1994
                                                                     ----------------------------------------
 Cement production                                                          11.01                 10.94

 Clinker capacity utilization                                                 90%                   86%
                                                                     ========================================



Cement production increased 1 percent over 1994. Total U.S. cement production totaled 6.5 million tons, a 2 percent decrease from 1994. Clinker capacity utilization at U.S. plants was 90 percent in 1995 compared with 94 percent in 1994. Manufacturing setbacks at some U.S. plants necessitated higher purchases of cement and clinker to replace lost production. In Canada, cement production was 4.5 million tons, an increase of 5 percent from last year. Canadian clinker capacity utilization increased to 90 percent from 75 percent in 1994. Two idle kilns in eastern Canada were restarted for part of the year to supplement shipments to the U.S. Great Lakes market and to the Confederation Bridge project in the Atlantic provinces. In addition, record production levels were achieved in western Canada.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses were $141.1 million in 1995 compared with $163.4 million in 1994. The reduction resulted from the Company's staff reductions related to restructuring and from divestments. Selling and administrative expenses as a percentage of net sales declined to 9.6 percent in 1995 from 10.4 percent in 1994.

OTHER (INCOME) EXPENSE, NET

Other income and expense consists of items such as equity income, amortization of intangibles and gains and losses from divestitures. Other income, net was $3.5 million in 1995 compared with a net expense of $3.4 million in 1994. The change was the result of the absence of various nonrecurring charges and higher equity income partially offset by lower divestment gains from the sale of non-strategic assets.

RESTRUCTURING

During 1995 and 1994, the Company spent $ 4.6 million and $14.7 million, respectively, which was charged to the previously provided restructuring accrual (see Item 8, pages II-33 and II-34). The Company anticipates that the remaining accrual of $2.3 million will be spent in the first half of 1996 as the Construction Materials Group completes its restructuring.

In 1995 and 1994, the annual expense reductions (mostly from the termination of 273 employees through December 31, 1995) that resulted from the restructuring totaled approximately $14.0 million pre-tax and $10.0 million pre-tax, respectively, consistent with expectations. In 1994, these expense reductions were mostly offset by nonrecurring charges for development of the new financial reporting and management information system for construction materials and for secondary employee relocations that were triggered by the restructuring. The estimated annual savings upon full implementation of the restructuring plan, after reduction for savings identified for operations that have been divested, are $20 million pre-tax. This reduction is substantially consistent with Management's original expectations.

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

The Company's operating profit from construction materials and waste management operations (before corporate and unallocated expenses) was $35.8 million, $4.3 million higher than 1994. The improvement was due mostly to the absence of nonrecurring charges of approximately $7 million at the Company's waste management operations that were recorded in 1994. The Canadian construction materials operations earned $21.5 million, $5.1 million better than last year. Ready-mixed concrete and aggregate margins improved in western Canada. Concrete product margins in eastern Canada were up due to higher pipe sales. Selling and administrative expenses were lower due to staff reductions related to restructuring. The Company's U.S. operations contributed $14.3 million, $.8 million worse than 1994. The lower earnings were mostly a result of the absence of earnings from divested operations in Texas and lower earnings in the northern aggregate operations due to higher operating costs.

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

INCOME TAXES

The following analysis of income taxes includes the impact of the agreement with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. Income tax expense increased from $32.5 million in 1994 to $40.6 million in 1995. U.S. income taxes declined $7.0 million. U.S. earnings were essentially fully taxable in 1995 whereas earnings in 1994 benefited from the utilization of substantially all of the net operating loss carryforwards. However, in the third quarter of 1995, the U.S. tax provision was lowered by $23.0 million due to a reduction of a valuation allowance on deferred tax assets which had been recorded in 1992. The reduction stems from the favorable long-term outlook for the U.S. cement market, three consecutive years of taxable income in the U.S. and management's projection of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Therefore, management believes it is more likely than not that the related deferred tax assets will be realized. In Canada, taxes increased $15.1 million due to higher earnings. The Canadian effective income tax rates were 37.0 percent in 1995 and
46.9 percent in 1994. Certain elements of the Canadian income tax provision are fixed in amount and as earnings increase, the effective tax rate is reduced.

NET INCOME

In 1995 the Company reported record net income of $129.6 million compared with net income of $80.6 million in 1994. The earnings improvement was mainly due to an increase in cement prices, lower selling and administrative expenses, lower interest expense in the U.S. and the absence of nonrecurring charges related to waste management operations. Divestment gains were lower in 1995 and earnings were negatively impacted by the absence of earnings from divested operations and higher clinker and cement purchases in the U.S.

ENVIRONMENTAL MATTERS

The Company's operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal and clean-up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. The Company's environmental compliance program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of the Company's facilities, environmental guidance on key issues confronting the Company, routine training and exchange of information by environmental professionals, an environmental recognition award program, and routine and emergency reporting systems.

The Company has been and is presently involved in certain environmental enforcement matters in both the U.S. and Canada. Management's practice is to attempt to actively resolve such matters with the appropriate government authorities. In certain circumstances, notwithstanding management's belief that a particular alleged violation poses no significant threat to the environment, the Company may decide to resolve such matters by entering into a consent agreement and/or paying a penalty.

The Company currently operates three U.S. cement plants using fuel-quality wastes that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations (Alpena, Michigan; Paulding, Ohio; and Fredonia, Kansas). The other BIF requirements include a permitting process, extensive recordkeeping of operational parameters and raw materials and waste-derived fuels use, demonstration of financial capability to cover future closures and spill clean-ups, and corrective action requirements for other solid waste management units at the facilities. The Company's three BIF cement plants have submitted formal Part B permit applications which is the first step in the permitting process. The Fredonia plant has completed its test burn, which is the second step in establishing permit limitations for incorporation into a draft of the final Part B permit. The Company anticipates receiving a proposed Part B permit from the EPA in 1997 that will be subject to public hearing and comments. The Paulding plant will be conducting its test burn in 1997 and the Alpena plant in 1998.

The BIF regulations are extremely complex, and certain provisions have been subject to varying interpretations. The Company in 1992 received three notices of violation and complaints from the U.S. Environmental Protection Agency ("EPA") and one from the State of Michigan. All of these enforcement matters were resolved by entering into settlements and paying penalties. The settlement with the State of Michigan was in the form of a consent judgment.

In 1996 the Michigan Department of Environmental Quality ("MDEQ") alleged that the consent judgment with the state had been violated by the Company's Alpena cement plant. The MDEQ has advised the Company that it is subject to certain stipulated damages as set forth in the consent judgment which continue to accrue until the violations are resolved with the MDEQ. The Company believes that the alleged violations were resolved when the plant submitted the necessary permit revision. The Company is potentially liable for stipulated damages in an amount that could exceed $100,000. The Company will be meeting with representatives of the MDEQ and the Michigan Attorney General's Office in early 1997 to address the subject of stipulated penalties.

The EPA is in the process of revising its BIF regulations. Revisions of the BIF regulations and requirements applicable to hazardous waste incinerators were proposed in May 1996 using both RCRA and Clean Air Act authority. These requirements rely heavily on maximum achievable control technology ("MACT") requirements of Title III of the Clean Air Act Amendments of 1990 in conjunction with the risk based authority of RCRA. The standards that were proposed are based on technologies from a "pool" of the top 12 environmental performers of existing facilities that use fuel-quality waste as a supplemental fuel. The Company's Alpena plant was a "MACT pool" facility; it uses a baghouse as its primary air pollution control device. The Paulding, Ohio plant recently installed a baghouse that will likely enable it to meet the final standards when they are promulgated. The Company has actively participated in the regulatory process to help formulate revised BIF standards that are reasonable, cost effective, and comply with the RCRA and Clean Air Act statutory language. The EPA has indicated that it will reopen the rulemaking procedure in April 1997 and propose further revisions to the regulations. A final regulation is not anticipated until 1998 with existing BIF facilities having up to three years to meet the new standards or cease using hazardous wastes as a supplemental fuel.

The Clean Air Act Amendments of 1990 require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. New MACT standards are to be established that will require plants to install the best feasible control equipment for certain hazardous air pollutants thereby significantly reducing air emissions below existing levels. The Company is actively participating with other cement manufacturers in working with the EPA to define test protocols, better define the scope of MACT standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the cement industry. It is expected that the EPA will develop proposed standards for existing and new facilities and publish them for review and public comment by mid-1997. Final MACT regulations are anticipated in 1998 and existing facilities will then have three years to meet the standards or close down operations. The Company's proposed new Sugar Creek plant will have to meet the new

MACT standards at the time of start-up. The Company's management believes that several of its plants are likely to be required to upgrade and/or replace existing air pollution control and/or emissions monitoring equipment as a result of MACT regulations. Management is not able to determine the cost of such new equipment until the EPA proposes the MACT emission standards.

A by-product of many of the Company's cement manufacturing plants is cement kiln dust ("CKD"). CKD has been excluded from regulations as a hazardous waste under the so-called "Bevill Amendment" to RCRA until the EPA completes a study of CKD, determines if it should be regulated as a hazardous waste and issues appropriate implementing regulations. In January 1995 the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from the management of CKD in karst terrain, fugitive emissions from handling and management of CKD, and surface water/stormwater runoff from CKD management areas. The EPA in 1995 outlined a tentative regulatory approach for further regulation of CKD over a two year period. During this interim period, the Bevill exclusion would be retained. The EPA indicated that existing legal authority under the Clean Air and Water Acts would be used to address the fugitive emissions and stormwater/surface water runoff issues. For those instances where groundwater concerns exist, the EPA indicated it would use Subtitle C of RCRA as its jurisdiction for establishing highly tailored CKD management standards. Based upon dissatisfaction with the data and rationale for the EPA's regulatory determination and the tentative regulatory approach, the Company and other organizations, including public interest and environmental groups, filed suit in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the determination. The court recently ruled that it lacked jurisdiction to review the matter since the regulations were not final.

In March 1995 the Company joined other cement manufacturers in submitting to the EPA a proposed enforceable agreement for the management of CKD. The agreement was premised on the inherent authority of the U.S. Government to enter into contracts, and the substantive provisions were based upon the industry consensus CKD management practices. After a lengthy legal review, the EPA decided that it lacks the legal authority to enter into an enforceable agreement. In 1996 the EPA announced that it was recommencing the process of developing CKD management standards using the industry CKD management standards as the technical starting point, and Subtitle C of RCRA as the legal authority. The Company believes it is inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. In December 1996 the Company and other cement manufacturers, through their trade association, formally requested that the EPA approach implementation of CKD management standards using state solid waste authority, rather than federal Subtitle C authority. The industry proposed to the EPA that state programs be based upon guidance on acceptable CKD management standards published by the EPA. The EPA has advised that it will likely propose some form of a CKD management standard in late 1997 or early 1998.

Should the EPA ultimately proceed to promulgate highly tailored CKD management standards, the Company is likely to incur additional capital costs and operational expenses to meet the new standards. In order to mitigate the longer term impact of CKD regulation at the federal and/or state levels, the Company has undertaken a program to assess its management practices for CKD at operational and inactive facilities in both the U.S. and Canada, and has been voluntarily taking remedial steps and instituting management practices consistent with the industry CKD management practices, as well as assessing and modifying process operations, evaluating and using alternative raw materials, and implementing new technologies for reducing the generation of CKD.

In 1993 the State of Michigan alleged that the Company's Alpena cement plant was managing CKD in violation of applicable state solid waste management requirements. In 1994 the Company settled this matter by entering into a consent judgment in federal district court with the State of Michigan. The agreement included a testing protocol for CKD, CKD Management Practices, a closure plan for historic CKD areas and payment of a penalty of $350,000 that essentially covers the costs expended by the state agency to resolve this matter.

In December 1995 a local citizen group, opposed to cement kilns using fuel-quality waste as a supplemental fuel, filed a lawsuit in Michigan state court against the Company and the head of the Michigan Department of Natural Resources. The suit seeks a judicial determination that CKD management plans agreed to between the state and the Company in the 1994 consent judgment referred to above violate the Michigan Environmental Protection Act. The suit seeks a court order to stop the Company from using fuel quality waste at its Alpena plant and to prohibit the management of CKD in the related quarry. The Company believes there is no merit to the lawsuit and is vigorously defending it.

In another matter relating to the Alpena plant and CKD, in 1994 the State of Michigan contacted the Company and the former owner of the plant seeking remediation of an old CKD pile from which it alleges there is runoff of hazardous substances into Lake Huron. The Company has advised the state that it is not responsible for remediating this property because the property was expressly excluded in the asset purchase agreement pursuant to which the Company acquired the plant. The Company has advised the former plant owner of the Company's position on this matter. The federal bankruptcy court has ruled in the Company's favor that this matter was not dismissed in the former plant owner's bankruptcy proceedings and that the Company therefore can prosecute a civil claim against the former plant owner to have the deed reformed consistent with the asset purchase agreement. A civil action has been filed in Texas and the case is in the discovery phase. The State of Michigan has increased its administrative activities concerning remediation of this old CKD pile. It is clear that the state wants to obtain commitments from the former plant owner and/or the Company to undertake the necessary remediation. The Company has indicated to the state that it is willing to assist the former plant owner in conducting the remediation by providing certain materials. The portion of the old CKD alleged to be the Company's responsibility is de minimis in comparison to the remaining portion of the CKD pile that is the responsibility of the former plant owner. Accordingly, the Company's pro rata remediation costs should not be material, should it fail to prevail in obtaining a deed reformation in the court action and therefore have to pay part of the remediation costs.

As with many industrial companies in the U.S. and Canada, the Company has been and is involved in certain remedial actions to clean-up or to close certain historical waste disposal and/or contaminated sites, as required by federal, provincial and/or state laws. In addition, the Company has voluntarily initiated clean-up activities at certain of its properties in order to mitigate long term liability exposure and/or to facilitate the sale of such property. On a routine basis, the Company reviews all of its active properties, as well as its idle properties that are no longer productive, in order to determine if remediation is required, the adequacy of accruals for such remediation, and the status of all remediations. It has been the Company's experience that over time sites are added to and removed from the remediation list as clean-up actions are finalized and, where necessary, governmental sign off is obtained, or when it is determined that no governmental action will be initiated.

The Company is currently involved in two federal Superfund remediations. At one of these sites the remedial activities are complete, long term maintenance and monitoring is underway, partial contribution has been obtained from financially viable parties and claims against insurance carriers are being prosecuted. At the other site, the potentially responsible parties named by the EPA have initiated a third party action against some 47 other parties including the Company. The suit alleges that in 1969 a predecessor company of the Company sold equipment that may have contained hazardous substances which may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Government (Department of Defense), and that numerous other large disposers of hazardous substances are associated with this site. Because this matter relates to events far in the past by a predecessor entity and because of the large number of parties involved in the site, it is difficult to evaluate potential liability with respect to this site. However, the Company believes that its ultimate liability will not be material.

Title V of the 1990 Clean Air Act Amendments has the potential to result in significant capital expenditures and operational expenses for the Company. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. Under the Act, the Company's U.S. operations that are deemed to be "major sources" of air pollution must submit detailed permit applications and pay recurring permit fees. As part of this process, the Company's plant and regional personnel have been discussing permit application requirements with the respective state agencies that have the ultimate responsibility for review and issuance of the federal and/or state operating permits. The new permitting requirements primarily affect the Company's cement manufacturing, gypsum wallboard, and waste fuel operations. The Company has submitted or will be submitting applicable permit applications.

In November 1996 the EPA proposed revisions to two National Ambient Air Quality Standards under the Clean Air Act - particulate matter and photochemical oxidants (ozone). Because of the nature of the Company's operations, the proposed addition of a particulate matter standard to regulate particles 2.5 microns or less in diameter is of potential concern. If issued, the standard would require states to modify their air quality implementation plans within one year to demonstrate how they will meet the new standard. It is unclear at this time what the final standard might be, how it would be implemented by the states, and the ultimate technology and cost impact on the Company's various operations.

The Company has announced that it plans to construct two new state-of-the-art cement plants, one in Sugar Creek, Missouri, and one in Richmond, British Columbia. Prior to commencement of construction, the Company must obtain all necessary permits and approvals. In September 1996 the Company received approval for the Richmond project with the condition that the Company prepare a greenhouse gas (CO2) mitigation plan and implement portions of the plan that are technically and economically feasible. The subject plan was submitted to the B.C. governmental authorities in December 1996. With respect to the Sugar Creek project, it is anticipated that all required information will be submitted to the State of Missouri and a final permit issued in 1997.

A rapidly evolving issue in both the U.S. and Canada is global climate change or greenhouse gas (CO2) stabilization/reduction. In December 1997 the United Nations is scheduled to convene an international convention in Kyoto, Japan to further address the need for international action to assure CO2 stabilization and/or reduction after the turn of the century. The convention is likely to address the need for a protocol and/or addendum to the original United Nations Framework Convention on Climate Change (the so-called Rio Convention). The potential consequences of CO2 reduction measures for cement producers are significant because CO2 is generated from combusting fuels such as coal and coke to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, CO2 is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations, fuel use or carbon taxes could have a significant impact on the cement manufacturing industry. The Canadian cement industry, including the Company, has entered into a voluntary industry commitment with the Canadian government providing for a 0.7% annual improvement of energy efficiency per ton of clinker from 1990 to 2000. In the U.S., the Company in 1996 joined the EPA's Climate Wise Program. This voluntary program is geared to promote energy efficiency in industrial operations and thereby reduce or stabilize CO2 emissions that result from the generation of electricity.

Because of differences between requirements in the U.S. and Canada, and the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of the Company's expenditures related to environmental matters. While amounts accrued and expensed in the past have not been material, the Company's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. The Company cannot determine at this time if capital expenditures and other remedial actions that the Company may in the future be required to undertake in order to comply with the changing laws governing environmental protection, will have a material effect upon its capital expenditures or earnings. However, with respect to current known environmental contingencies, the Company has accrued for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material effect on the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION OF CASH FLOWS

The Consolidated Statements of Cash Flows summarize the Company's main sources and uses of cash. These statements show the relationship between operations that are presented in the Consolidated Statements of Income and liquidity and financial resources which are depicted in the Consolidated Balance Sheets.

The Company's liquidity requirements arise primarily from the funding of its capital expenditures, working capital needs, debt service obligations and dividends. The Company has met its operating liquidity needs primarily through internal generation of cash and expects to continue to do so in the future. However, because of the seasonality of the Company's business, cash balances decline in the first two calendar quarters. Short-term borrowings are often used to fund seasonal operating requirements.

The net cash provided by operations for each of the three years presented reflects the Company's net income adjusted for noncash items. Depreciation and depletion declined from 1994 to 1995 due to asset dispositions and the 1994 extension of the estimated useful lives at six of the Company's cement plants. Depreciation and depletion increased in 1996 due to higher capital spending and acquisitions. Deferred income taxes affected the operating cash flow primarily because of the 1994 payment of alternative minimum tax in the U.S., a 1995 decrease in the valuation allowance and the 1996 realization of certain deferred tax assets. The changes in working capital are discussed in Management's Discussion of Financial Position.

Cash flows from investing consist primarily of capital expenditures and acquisitions offset by proceeds from property, plant and equipment dispositions. Capital investments by product line, including acquisitions, were as follows (in millions):

                                                                                    Years Ended December 31
                                                                  ------------------------------------------------------------
                                                                           1996                1995                1994
                                                                  ------------------------------------------------------------
 Cement                                                                  $  74.2             $  97.1             $  63.7
 Construction Materials                                                     68.3                53.0                32.8
 Gypsum                                                                     63.8                   -                   -
 Other                                                                       2.0                 1.1                 3.7
                                                                  ------------------------------------------------------------
 Total capital investments                                               $ 208.3             $ 151.2             $ 100.2
                                                                  ============================================================

Capital expenditures are expected to be approximately $270 million in 1997. The Company intends to invest in projects that maintain or improve the performance of its plants as well as in acquisition opportunities which will enhance the Company's competitive position in the U.S. and Canada. In September 1996 the Company acquired G-P Gypsum Corp.'s (a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. In October 1995 the Company announced plans to build cement plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri. The Company projects a capital investment of approximately $105 million for the Richmond plant, which is expected to be completed in 1999. The Sugar Creek plant and a deep underground limestone quarry are expected to cost approximately $150 million and to go on line by the year 2000.

Capital spending and dividend requirements are anticipated to be funded by existing cash and cash flows from operations, supplemented by short-term borrowings as needed. In August 1996 the Company sold two cement terminals on the Ohio river and in May 1996 the Company sold a sand and gravel operation in Pittsburgh, Pennsylvania. In 1995 the Company sold its equity interest in a Texas aggregate operation. In 1994 the Company sold its Balcones, Texas cement plant, three cement terminals and an equity interest in an aggregate operation. In December 1994 the Company sold its Texas ready-mixed concrete plants and related assets. During 1996 and 1995 the Company's proceeds from the sale of nonstrategic assets, surplus land and other miscellaneous items totaled $29.1 million and $34.6 million, respectively.

The Company has reduced its net debt by $131 million during the three years ended December 31, 1996. This reduction was the result of improved earnings from operations, proceeds from the divestment of nonstrategic assets and moderate levels of capital spending. In December 1996 the Company redeemed all of the $100 million outstanding 7% Convertible Debentures dated July 1, 1988. The redemption price was 101.4% of the principal amount plus accrued interest. As a result of the redemption, the Company incurred a pre-tax charge of $2.2 million in the fourth quarter ($1.3 million after tax).

The Company has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and has bilateral revolving credit facilities with six institutions for total commitments of $150 million. At December 31, 1996 no amounts were outstanding under these credit facilities.

MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets summarize the Company's financial position at December 31, 1996 and 1995.

Working capital, excluding cash, short-term investments and current portion of long-term debt increased $37.0 million from December 31, 1995 to December 31, 1996. Accounts receivable increased $31.4 million primarily due to a 22 percent increase in net sales in the fourth quarter of 1996 compared with 1995. (Net Sales are detailed in Management's Discussion of Income). Changes in other elements of working capital were insignificant. Net property, plant and equipment increased $70.7 million during 1996. Depreciation and divestments were $95.0 million and $25.0 million, respectively. Capital expenditures and acquisitions of fixed assets totaled $197.3 million. The excess of cost over net assets of businesses acquired relates primarily to a 1981 U.S. acquisition. During 1996, the balance increased from the acquisition of two gypsum wallboard manufacturing facilities.

The Company's capitalization is summarized in the following table:

                                                                                           December 31
                                                                            -----------------------------------------
                                                                                    1996                    1995
                                                                            -----------------------------------------
 Long-term debt                                                                    11.0%                   18.6%
 Other long-term liabilities                                                       13.8%                   13.5%
 Shareholders' equity                                                              75.2%                   67.9%
                                                                            -----------------------------------------
 Total capitalization                                                             100.0%                  100.0%
                                                                            =========================================


The increase in shareholders' equity is discussed in Management's Discussion of Shareholders' Equity. The decline in long-term debt is discussed in Management's Discussion of Cash Flows.

MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

The Consolidated Statements of Shareholders' Equity summarize the activity in each of the components of shareholders' equity for the three years presented. In 1996 Shareholders' Equity increased by $129.6 million mainly from net income of $140.9 million partially offset by dividend payments, net of reinvestments, of $12.2 million.

Shareholders' equity increased $139.5 million in 1995 due to net income of $129.6 million and an increase in foreign currency translation adjustments of $17.0 million (resulting from an increase in the value of the Canadian dollar relative to the U.S. dollar), partially offset by dividend payments, net of reinvestments, of $10.1 million.

Common equity interests include Common Shares and the Lafarge Canada Inc. Exchangeable Shares, which have comparable voting, dividend and liquidation rights. Common Shares are traded on the New York Stock Exchange under the ticker symbol "LAF" and on the Toronto Stock Exchange and the Montreal Exchange. The Exchangeable Shares are traded on the Montreal Exchange and the Toronto Stock Exchange.

The following table reflects the range of high and low closing prices of Common Shares by quarter for 1996 and 1995 as quoted on the New York Stock Exchange:

                                                                      Quarters Ended
                                      ----------------------------------------------------------------------------
                                               March             June             Sept.              Dec.
                                                31                30                30                31
                                      ----------------------------------------------------------------------------
 1996 Stock Prices

           High                                $19 3/8          $21 3/4           $20 7/8             $20 3/8
           Low                                  18 1/4           18 5/8            18 1/8              18 1/4

 1995 Stock Prices

           High                                $18 3/4          $21 3/8           $21 7/8             $19 5/8
           Low                                  16 3/4           18 3/8            18 3/8              16 3/4

Dividends are summarized in the following table (in thousands, except per share amounts):


                                                                    Years Ended December 31
                                                ---------------------------------------------------------------
                                                            1996                 1995              1994
                                                ---------------------------------------------------------------
 Common equity dividends                                  $  28,008            $  25,898         $  20,430

 Less dividend reinvestments                                (15,843)             (15,784)          (10,338)
                                                ---------------------------------------------------------------

 Net cash dividend payments                               $  12,165            $  10,114         $  10,092
                                                ===============================================================

 Common equity dividends per share                        $     .40            $    .375         $     .30
                                                ===============================================================


MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data provides both a reference for some data frequently requested about the Company and a useful record in reviewing trends.

The Company's net sales decreased 1 percent from 1992 to 1993 due to the drop in the value of the Canadian dollar and the absence of sales from divested operations, partially offset by a 4 percent increase in average cement selling prices and higher cement and construction materials sales volumes. Net sales increased 5 percent in 1994 due to increases in cement and ready-mixed concrete shipments and higher cement prices. Net sales were reduced by the declining value of the Canadian dollar relative to U.S. currency and divestments. Net sales declined 6 percent in 1995 due to divestments, weak construction activity in Canada and poor weather in the fourth quarter relative to 1994, partially offset by higher cement prices. The Company's net sales increased 12 percent in 1996 due to higher product shipments and prices as well as the effect of acquisitions (in late 1995 and early 1996) in the construction materials operations. Net sales also improved from entry into the gypsum wallboard business. See Management's Discussion of Income for additional details on net sales.

Inflation has not been a significant factor in the Company's sales or earnings growth due to low inflation rates in recent years, and because the Company continually attempts to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs. The ability to recover increasing costs by obtaining higher prices for the Company's products varies with the level of activity in the construction industry and the availability of products to supply a local market.

In 1992 the Company's cement net realization increased slightly. Net realization in Canada increased 2 percent but was offset by lower net realization in the U.S. due to competitive pressures. In 1993 net realization in the U.S. increased 7 percent but was unchanged in Canada despite lower volumes and competitive pressures in Ontario. Net realization in 1994 increased 9 percent in the U.S. and 1 percent in Canada. In 1995 net realization increased 9 percent in the U.S. and 5 percent in Canada. Net realization in 1996 was 4 percent higher in both the U.S. and Canada.

Net cash provided by operations consists of net income (loss), adjusted primarily for depreciation, restructuring provision and related payments in 1994 and 1993 and, in 1992, the cumulative effect of changes in accounting principles. The Company is in a capital-intensive industry and as a result recognizes large amounts of depreciation. The Company has used the cash provided by operations essentially to expand its markets and to improve the performance of its plants and other operating equipment.

Capital expenditures and acquisitions totaled $592.5 million over the last five years. Significant investments during the period included the purchase of two gypsum wallboard manufacturing facilities, a variety of cement plant projects to increase production capacity and reduce costs, the installation of receiving and handling facilities for substitute fuels and raw materials, the building and purchasing of additional distribution terminals and a transportation vessel to extend markets and improve existing supply networks, acquisitions of ready-mixed concrete plants and aggregate operations, and modernization of the construction materials mobile equipment fleet.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated:


                                                                             Page
                                                                             ----
 Report of Independent Public Accountants                                    II - 25

 Consolidated Balance Sheets                                                 II - 26

 Consolidated Statements of Income                                           II - 27

 Consolidated Statements of Shareholders' Equity                             II - 28

 Consolidated Statements of Cash Flows                                       II - 29

 Notes to Consolidated Financial Statements                                  II - 30 through II - 50


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Lafarge Corporation:

We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above (appearing on pages II-26 through II-49) present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Schedule II (appearing on page IV-7) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                              ARTHUR ANDERSEN LLP
Washington, D.C.
January 22, 1997

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                   December 31
                                                                                  -----------------------------------------
                                                                                           1996                  1995
                                                                                  -----------------------------------------
 Assets
 Cash and cash equivalents                                                             $  116,847           $   136,435
 Short-term investments                                                                    92,496                84,516
 Receivables, net                                                                         287,692               256,262
 Inventories                                                                              205,804               210,076
 Other current assets                                                                      29,391                31,214
                                                                                  -----------------------------------------
 Total current assets                                                                     732,230               718,503
 Property, plant and equipment, net                                                       867,723               797,017
 Excess of cost over net assets of businesses acquired, net                                31,657                21,302
 Other assets                                                                             181,369               177,031
                                                                                  -----------------------------------------
 Total Assets                                                                          $1,812,979            $1,713,853
                                                                                  =========================================


 Liabilities and Shareholders' Equity
 Accounts payable and accrued liabilities                                              $  214,393            $  222,458
 Income taxes payable                                                                      28,151                31,729
 Short-term borrowings and current portion of
   long-term debt                                                                          44,821                15,741
 Short-term borrowings from related party                                                  50,000                     -
                                                                                  -----------------------------------------
 Total current liabilities                                                                337,365               269,928
 Long-term debt                                                                           161,934               268,636
 Other long-term liabilities                                                              203,141               194,311
                                                                                  -----------------------------------------
 Total liabilities                                                                        702,440               732,875
                                                                                  -----------------------------------------


 Common Equity Interests
   Common shares ($1.00 par value; authorized 110.1 million
     shares; issued 62.6 and 60.7 million shares, respectively)                            62,590                60,735
   Exchangeable shares (no par or stated value; authorized 24.3
     million shares; issued 7.8 and 8.5 million shares, respectively)                      53,817                58,311
 Additional paid-in capital                                                               615,993               593,310
 Retained earnings                                                                        441,481               328,623
 Foreign currency translation adjustments                                                 (63,342)              (60,001)
                                                                                  -----------------------------------------

 Total shareholders' equity                                                             1,110,539               980,978
                                                                                  -----------------------------------------
 Total Liabilities and Shareholders' Equity                                            $1,812,979            $1,713,853
                                                                                  =========================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                                                              Years Ended December 31
                                                               -----------------------------------------------------------
                                                                      1996                 1995                1994
                                                               -----------------------------------------------------------
 Net Sales                                                       $  1,649,280         $  1,472,159        $  1,563,250
                                                               -----------------------------------------------------------

 Costs and expenses
  Cost of goods sold                                                1,251,886            1,149,168           1,254,646
  Selling and administrative                                          151,442              141,112             163,371
  Interest expense                                                     24,118               27,086              38,132
  Interest income                                                     (10,068)             (11,867)             (9,352)
  Other (income) expense, net                                           9,574               (3,507)              3,366
                                                               -----------------------------------------------------------
 Total costs and expenses                                           1,426,952            1,301,992           1,450,163
                                                               -----------------------------------------------------------
 Pre-tax income                                                       222,328              170,167             113,087
 Income taxes                                                          81,462               40,554              32,451
                                                               -----------------------------------------------------------
 Net Income                                                      $    140,866         $    129,613        $     80,636
                                                               ===========================================================
 Net Income Per Common Equity Share-Primary                      $       2.01         $       1.88        $       1.18
                                                               ===========================================================

 Net Income Per Common Equity Share-Assuming Full Dilution       $       1.95         $       1.82        $       1.18
                                                               ===========================================================

 Dividends Per Common Equity Share                               $       0.40         $      0.375        $       0.30
                                                               ===========================================================



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                     Years Ended December 31
                                        ------------------------------------------------------------------------------------
                                                 1996                          1995                          1994
                                        ------------------------------------------------------------------------------------
                                               Amount       Shares      Amount       Shares         Amount        Shares
                                        -----------------------------  -------------------------  --------------------------
 Common Equity Interests
   Common Shares
    Balance at January 1                 $    60,735         60,735     $ 59,694       59,694       $   55,290      55,290
    Issuance of Common Shares for:
       Dividend reinvestment plans               814            814          812          812              514         514
       Employee stock purchase plan               36             36           36           36               44          44
    Exchange of Exchangeable  Shares             810            810           59           59            3,163       3,163
    Exercise of stock options                    195            195          134          134              683         683
                                        -----------------------------  -------------------------  --------------------------
 Balance at December 31                  $    62,590         62,590     $ 60,735       60,735       $   59,694      59,694
                                        =============================  =========================  ==========================


 Exchangeable Shares
    Balance at January 1                 $    58,311          8,501     $ 57,805        8,494       $   78,443      11,596
    Issuance of Exchangeable
     Shares  for:
      Dividend reinvestment plans                827             45          722           39              511          26
      Employee stock purchase plan               190             28          182           27              234          35
    Exchange of Exchangeable
       Shares                                 (5,511)          (810)        (398)         (59)         (21,383)     (3,163)
                                        -----------------------------  -------------------------  --------------------------
    Balance at December 31               $    53,817          7,764     $ 58,311        8,501       $   57,805       8,494
                                        =============================  =========================  ==========================

 Additional Paid-In Capital
    Balance at January 1                 $   593,310                    $576,054                    $  535,685
    Issuance of Common and/or
       Exchangeable Shares for:
       Dividend reinvestment plans            14,203                      14,250                         9,313
       Employee stock purchase plan            1,154                       1,001                         1,475
    Exchange of Exchangeable Shares            4,701                         339                        18,220
    Exercise of stock options                  2,625                       1,666                        11,361
                                        -----------------------------  -------------------------  --------------------------
 Balance at December 31                  $   615,993                    $593,310                    $  576,054
                                        =============================  =========================  ==========================


 Retained Earnings
   Balance at January 1                  $   328,623                    $224,908                    $  164,702
   Net income                                140,866                     129,613                        80,636
   Dividends-common equity interests         (28,008)                    (25,898)                      (20,430)
                                        -----------------------------  -------------------------  --------------------------
 Balance at December 31                  $   441,481                    $328,623                    $  224,908
                                        =============================  =========================  ==========================

 Foreign Currency Translation
   Adjustments
   Balance at January 1                  $  (60,001)                    $ (77,007)                  $  (42,455)
   Translation adjustments                   (3,341)                       17,006                      (34,552)
                                        -----------------------------  -------------------------  --------------------------
 Balance at December 31                  $  (63,342)                    $ (60,001)                  $  (77,007)
                                        =============================  =========================  ==========================
 Total Shareholders' Equity              $1,110,539                     $ 980,978                   $  841,454
                                        =============================  =========================  ==========================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                          Years Ended December 31
                                                                              -----------------------------------------------
                                                                                     1996           1995          1994
                                                                              -----------------------------------------------
 Cash Flows from Operations
   Net income                                                                       $ 140,866       $129,613    $  80,636
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation, depletion and amortization                                        100,507         94,321      103,586
      Provision for bad debts                                                             255            588        5,941
      Deferred income taxes                                                             8,491        (25,101)     (21,967)
      Gain on sale of assets                                                           (4,085)       (14,585)     (17,797)
      Other noncash charges and credits, net                                             (156)        (2,918)      (1,943)
      Net change in operating working capital (see below)*                            (37,847)       (63,651)        (483)
                                                                              -----------------------------------------------
 Net Cash Provided by Operations                                                      208,031        118,267      147,973
                                                                              -----------------------------------------------
      Cash Flows from Investing
      Capital expenditures                                                           (124,790)      (121,882)     (95,415)
      Acquisitions                                                                    (83,484)       (29,319)      (4,739)
      Purchases of short-term investments, net                                         (7,980)       (34,016)     (50,500)
      Proceeds from property, plant and equipment dispositions                         29,126         34,628      157,945
      Other                                                                              (203)         2,920       11,400
                                                                              -----------------------------------------------
 Net Cash Provided by (Used for) Investing                                           (187,331)      (147,669)      18,691
                                                                              -----------------------------------------------
 Cash Flows from Financing
      Repayment of long-term debt                                                    (109,021)       (24,314)     (78,983)
      Short-term borrowings                                                            77,850              -            -
      Issuance of equity securities, net                                                4,201          3,019       13,797
      Dividends, net of reinvestments                                                 (12,165)       (10,114)     (10,092)
                                                                              -----------------------------------------------
 Net Cash Consumed by Financing                                                       (39,135)       (31,409)     (75,278)
                                                                              -----------------------------------------------
 Effect of exchange rate changes                                                       (1,153)         4,189       (7,623)
                                                                              -----------------------------------------------
 Net Increase (Decrease) in Cash and Cash Equivalents                                 (19,588)       (56,622)      83,763
 Cash and Cash Equivalents at Beginning of Year                                       136,435        193,057      109,294
                                                                              -----------------------------------------------
 Cash and Cash Equivalents at End of Year                                           $ 116,847       $136,435     $193,057
                                                                              ===============================================
 *Analysis of Changes in Working Capital Items
      Receivables, net                                                              $ (20,015)      $  7,550     $(30,540)
      Inventories                                                                      11,249        (31,147)      (4,021)
      Other current assets                                                                (97)          (773)      (5,294)
      Accounts payable and accrued liabilities                                        (23,181)       (26,078)      40,753
      Restructuring                                                                    (2,298)        (4,792)     (13,596)
      Income taxes payable                                                             (3,505)        (8,411)      12,215
                                                                              -----------------------------------------------
 Net Change in Operating Working Capital                                            $ (37,847)      $(63,651)    $   (483)
                                                                              ===============================================


See Notes to Consolidated Financial Statements

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Together with its subsidiaries, Lafarge Corporation ("Lafarge"), a Maryland corporation, is engaged in the production and sale of cement, ready-mixed concrete, aggregates, other concrete products and gypsum wallboard. Lafarge operates in the U.S. and its major operating subsidiary, Lafarge Canada Inc. ("LCI"), operates throughout Canada. The primary U.S. markets are in the mid-western, mid-south, northeastern, north-central and northwestern areas. Lafarge's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Lafarge and all of its majority-owned subsidiaries (the "Company"), after the elimination of intercompany transactions and balances. Investments in affiliates in which the Company has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

Foreign Currency Translation

Assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Revenue and expense accounts for this subsidiary are translated using the average exchange rate during the period. Foreign currency translation adjustments are disclosed as a separate item in shareholders' equity.

Revenue Recognition

Revenue from the sale of cement, concrete products, aggregates and gypsum wallboard is recorded at the time the products are shipped. Revenue from waste recovery and disposal is recorded at the time the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method.

Derivative Financial Instruments

The Company utilizes derivative financial instruments ("Derivatives") in order to hedge the impact of adverse changes in interest rates. These Derivatives are not held or issued for trading purposes.

The Company is a party to an interest rate swap contract ("Interest Swap") requiring the Company to make a fixed interest rate payment and to receive a floating interest rate payment from a commercial bank. This Interest Swap was transacted in order to hedge a portion of the Company's floating interest rate borrowings from significant increases in interest rates. The net difference in interest payments is accrued as interest rates change and is recognized over the life of the Interest Swap as a component in the "Interest expense" caption in the Consolidated Statements of Income.

Cash Equivalents

The Company considers liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Because of the short maturity of these investments, their carrying amount approximates fair value.

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

Excess of Cost Over Net Assets of Businesses Acquired

The excess of cost over fair value of net assets of businesses acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no impairment exists at December 31, 1996. The amortization recorded for 1996, 1995 and 1994 was $3.0 million, $2.4 million and $4.0 million, respectively. Accumulated amortization at December 31, 1996 and 1995 was $40.6 million and $37.6 million, respectively.

Other Postretirement Benefits

The Company accrues the expected cost of retiree health care and life insurance benefits and charges it to expense during the years that the employees render service.

In addition, the Company accrues for benefits provided to former or inactive employees after employment but before retirement when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

Environmental Remediation Liabilities

When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the financial statements, without offset of potential insurance recoveries. Costs which extend the life, increase the capacity, or improve the safety or efficiency of Company owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. All other environmental costs are expensed when incurred.

In 1996 Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," was issued. This new standard, which the Company must adopt in 1997, requires that specific parameters be applied for recognition and measurement of environmental remediation liabilities. The Company believes that adoption of SOP 96-1 will not have a material impact on its financial position and operating results.

Research and Development

The Company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $6.3 million, $6.6 million and $5.5 million for 1996, 1995 and 1994, respectively.

Interest

Interest of $1.2 million, $2.1 million and $0.7 million was capitalized in 1996, 1995 and 1994, respectively.

Net Income Per Common Equity Share

The calculation of net income per common equity share is based on the weighted average number of Lafarge's Common Shares and the Exchangeable Preference Shares of LCI ("Exchangeable Shares") outstanding in each period and the assumed exercise of stock options. The weighted average number of shares and share equivalents outstanding was (in thousands) 70,092, 68,984 and 68,254 in 1996, 1995 and 1994, respectively.

The weighted average number of shares and share equivalents outstanding assuming full dilution was (in thousands) 74,437 and 73,504 in 1996 and 1995, respectively, and assumed conversion of the Convertible Subordinated Debentures (the "Convertible Debentures"). The computation of fully diluted earnings per share was antidilutive in 1994. The Convertible Debentures were redeemed in 1996 as further explained in the Debt footnote.

Accounting for Stock-Based Compensation

The Company accounts for employee stock options using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by making the required footnote disclosures (see stock option and purchase plans footnote). Accordingly, adoption of this new standard has no impact on the Company's reported financial position or results of operations.

Acquisitions

In September 1996 the Company acquired G-P Gypsum Corp.'s (a subsidiary of Georgia Pacific Corporation) gypsum wallboard plants in Buchanan, New York and Wilmington, Delaware.

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

During 1996, 1995 and 1994 respectively, the Company spent $2.3 million, $4.6 million, and $14.7 million (after exchange rate impact) on the restructuring. The restructuring was completed in 1996. Employees separated total approximately 300.

RECEIVABLES

Receivables consist of the following (in thousands):

                                                                                            December 31
                                                                                ------------------------------------
                                                                                    1996                     1995
                                                                                ------------------------------------
 Trade and note receivables                                                       $305,471                 $271,999
 Retainage on long-term contracts                                                    4,765                    8,490
 Allowances                                                                        (22,544)                 (24,227)
                                                                                ------------------------------------
 Total receivables, net                                                           $287,692                 $256,262
                                                                                ====================================


INVENTORIES

Inventories consist of the following (in thousands):

                                                                                              December 31
                                                                                ------------------------------------
                                                                                    1996                     1995
                                                                                ------------------------------------
 Finished products                                                                $100,900                $  97,950
 Work in process                                                                    13,711                   16,959
 Raw materials and fuel                                                             45,550                   50,030
 Maintenance and operating
   supplies                                                                         45,643                   45,137
                                                                                ------------------------------------
 Total inventories                                                                $205,804                 $210,076
                                                                                ====================================

Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $61.1 million and $67.5 million at December 31, 1996 and 1995, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $5.0 million and $6.6 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):


                                                                                          December 31
                                                                        -----------------------------------------
                                                                               1996                     1995
                                                                        -----------------------------------------
 Land and mineral deposits                                                $    166,060              $   164,187
 Buildings, machinery and equipment                                          1,652,942                1,544,215
 Construction in progress                                                       74,254                   72,133
                                                                        -----------------------------------------
 Property, plant and  equipment, at cost                                     1,893,256                1,780,535
 Less accumulated depreciation and depletion                                (1,025,533)                (983,518)
                                                                        -----------------------------------------
 Total property, plant and equipment, net                                 $    867,723              $   797,017
                                                                        =========================================

 OTHER ASSETS


 Other assets consist of the following (in thousands):

                                                                                        December 31
                                                                        ----------------------------------------
                                                                              1996                     1995
                                                                        ----------------------------------------

 Long-term receivables                                                     $    17,082             $    10,985
 Investments in unconsolidated
  companies                                                                     22,646                  36,894
 Prepaid pension asset                                                          88,157                  85,192
 Property held for sale                                                         19,594                  21,221
 Other                                                                          33,890                  22,739
                                                                        ----------------------------------------
 Total other assets                                                        $   181,369             $   177,031
                                                                        ========================================


Property held for sale represents certain permanently closed cement plants and land which are carried at the lower of cost or fair value less the estimated costs to sell the plant or land.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                                            December 31
                                                                            ----------------------------------------
                                                                                 1996                   1995
                                                                            ----------------------------------------
 Trade accounts payable                                                       $   67,284            $   58,171
 Accrued payroll expense                                                          35,862                32,704
 Accrued interest expense                                                            722                 4,235
 Restructuring                                                                        -                  2,267
 Bank overdrafts                                                                  14,328                25,481
 Other accrued expenses                                                           96,197                99,600
                                                                            ----------------------------------------
 Total accounts payable and accrued liabilities                               $  214,393            $  222,458
                                                                            ========================================

DEBT

Debt consists of the following (in thousands):

                                                                                           December 31
                                                                             ------------------------------------
                                                                                  1996                   1995
                                                                             ------------------------------------
 Medium-term notes maturing in various amounts
   between 1997 and 2006, bearing interest at fixed rates which
   range from 9.1 percent to 9.8 percent                                       $ 138,000             $ 153,000

 7% Convertible Debentures maturing in 2013,
  convertible into Common Shares at a conversion price of $22.125 per share, redeemed December 12, 1996 at 101.4 percent of the
  principal amount plus accrued interest                                               -               100,000

 Tax-exempt bonds maturing in various amounts between
  1997 and 2026, bearing interest at floating rates which range
  from 3.5 percent to 5.5 percent                                                 39,450                29,983

 Short-term borrowings maturing in various amounts
  through March 1997, bearing interest at an average rate of 5.7
  percent                                                                         27,850                     -

 Short-term borrowings from related party maturing in
  March 1997, bearing interest at an average rate of 5.6 percent                  50,000                     -

 Other                                                                             1,455                 1,394
                                                                             ------------------------------------

 Subtotal                                                                        256,755               284,377

 Less short-term borrowings and current portion of
  long-term debt                                                                 (94,821)              (15,741)

                                                                             ------------------------------------
 Total long-term debt                                                          $ 161,934             $ 268,636
                                                                             ====================================





The fair value of debt at December 31, 1996 and 1995, respectively, was approximately $267.7 and $304.4 million compared with $256.8 and $284.4 million included in the Consolidated Balance Sheets. This fair value was estimated based upon quoted market prices or current interest rates offered to the Company for debt of the same maturity.

The annual principal payment requirements on debt, excluding short-term borrowings, for each of the five years in the period ending December 31, 2001 are as follows (in millions):

                                         Repayments
                                      ----------------
 1997                                      $  17.0
 1998                                      $  29.7
 1999                                      $  22.6
 2000                                      $  35.3
 2001                                      $  30.4
 Thereafter                                $  43.9

The Company has similar, bilateral revolving credit facilities with six institutions for total commitments of $150 million, extending through June 1, 2001. At the end of 1996, no amounts were outstanding under the revolving credit facilities. The Company is required to pay annual commitment fees of
0.10 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable LIBOR rate.

The Company's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At December 31, 1996, the Company was in compliance with these requirements.

In December 1996 the Company redeemed all of the outstanding $100 million 7% Convertible Debentures dated July 1, 1988. The redemption price was 101.4 percent of the principal amount plus interest accrued to the redemption date.

As a result of the redemption, the Company incurred a pre-tax charge of $2.2 million in the fourth quarter ($1.3 million after tax or $.02 per share). Approximately $.8 million of the pre-tax charge represented previously unamortized debt issuance cost. If the redemption of the debentures had taken place on January 1, 1996, fully diluted earnings per share would have increased by $.06 to $2.01 for the year ended December 31, 1996.

At December 31, 1996 the Company maintained one $25 million (notional amount) Interest Swap contract. As of December 31, 1996, it required the Company to pay a fixed rate of 8.7 percent in exchange for a floating rate receipt which was
5.7 percent. Throughout 1996, floating interest rate borrowings outstanding exceeded the amount of this Interest Swap. Therefore, no mark-to-market provision was taken during the year. This Interest Swap matures in 1999.

The differences in swapped interest rates are paid every three months pursuant to the Interest Swap contract. The Company is exposed to credit loss in the event of nonperformance by the other party to the Interest Swap contract but does not anticipate nonperformance. The net payments under the Interest Swap are dependent on the level of floating commercial paper interest rates.

Based on interest rates at December 31, 1996 the net termination cost for the Company to unwind its Interest Swap was approximately $1.5 million.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

                                                                                          December 31
                                                                           --------------------------------------
                                                                                  1996                   1995
                                                                           --------------------------------------
 Deferred income taxes                                                         $  48,709             $  43,314
 Minority interests                                                                7,573                 7,808
 Accrued postretirement benefit cost                                             124,867               123,260
 Accrued pension liability                                                        16,898                16,466
 Other                                                                             5,094                 3,463
                                                                           --------------------------------------

 Total other long-term liabilities                                             $ 203,141             $ 194,311
                                                                           ======================================


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

At December 31, 1996 the Company had reserved for issuance approximately 9.3 million Common Shares to allow for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the Company's stock option program (5.3 million), employee stock purchase plan (.7 million), and issuances pursuant to the Company's optional stock dividend plan (.4 million).

OPTIONAL STOCK DIVIDEND PLAN

The Company has an optional stock dividend plan which permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

STOCK OPTION AND PURCHASE PLANS

At December 31, 1996 the Company maintained two stock-based compensation plans
- a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  1996                   1995
                                                                       -----------------------------------------------
 NET INCOME
   As reported                                                                 $ 140,866             $ 129,600
   Pro forma                                                                   $ 139,803             $ 129,077

 PRIMARY EARNINGS PER SHARE
   As reported                                                                 $    2.01             $    1.88
   Pro forma                                                                   $    2.00             $    1.88

 FULLY DILUTED EARNINGS PER SHARE
   As reported                                                                 $    1.95             $    1.82
   Pro forma                                                                   $    1.94             $    1.82

Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

Under the Employee Stock Option Plan, options to purchase the Company's Common Shares have been granted to key employees and directors of the Company at option prices based on the market price of the securities at the date of grant. One fourth of the employee options granted are exercisable at the end of each year following the date of grant. The director options are exercisable based upon the length of a director's service on the Company's Board of Directors, and become fully exercisable when a director has served on the Board for over four years. The options expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of grant for purposes of the pro forma disclosures shown above using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1996 and 1995, respectively: dividend yield of 2.12 and 2.08 percent; expected volatility of 37.0 and 38.4 percent; risk-free interest rates of 5.65 and 7.55 percent; and expected lives of 5.4 and 5.4 years.

A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on these dates are presented below:

                                                                Years Ended December 31
                              ----------------------------------------------------------------------------------------------
                                               1996                          1995                        1994
                              ----------------------------------------------------------------------------------------------
                                                     Average                       Average                       Average
                                                     Option                        Option                        Option
                                      Shares          Price        Shares           Price       Shares            Price
                              ----------------------------------------------------------------------------------------------
 Balance outstanding at
   beginning of year                 2,319,837        $17.33      2,153,720         $17.06      2,449,228         $14.79
 Options granted                       492,000         18.88        483,800          18.00        467,000          24.13
 Options exercised                    (194,925)        14.47       (134,308)         13.41       (684,633)         13.88
 Options canceled                     (135,625)        19.11       (183,375)         19.11        (77,875)         15.77
                              ----------------------------------------------------------------------------------------------
 Balance outstanding at end
   of year                           2,481,287        $17.87      2,319,837         $17.33      2,153,720         $17.06
                              ==============================================================================================

 Options exercisable at end
   of year                           1,452,937        $16.83      1,379,037         $16.09      1,081,720         $15.21
                              ==============================================================================================
 Weighted-average fair value
   of options granted
   during the year                                    $ 6.65                        $ 7.09
                              ==============================================================================================


As of December 31, 1996 the 2.5 million fixed stock options outstanding under the plans have an exercise price between $10.875 and $24.125 and a weighted-average remaining contractual life of 6.34 years.

The Company has an Employee Stock Purchase Plan that permits substantially all employees to purchase the Company's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1996, 64,345 shares were issued to employees under the plan at a share price of $17.33 and in 1995, 62,522 shares were issued at a share price of $17.21. At December 31, 1996 and 1995, $.7 million and $.6 million were subscribed for future share purchases, respectively.

INCOME TAXES

Pre-tax income is summarized by country in the following table (in thousands):

                                                                              Years Ended December 31
                                                        -------------------------------------------------------------------
                                                            1996                       1995                      1994
                                                        -------------------------------------------------------------------
 United States*                                            $ 97,267                   $ 57,908                  $ 56,691
 Canada*                                                    125,061                    112,259                    56,396
                                                        -------------------------------------------------------------------
 Pre-tax income                                            $222,328                   $170,167                  $113,087
                                                        ===================================================================


* The 1996 and 1995 amounts shown for Canada and the United States include $13.7 million and $30.1 million, respectively, of adjustments resulting from an agreement reached with Revenue Canada Taxation (as described below). If these adjustments were not reflected, 1996 and 1995 pre-tax income in Canada would be decreased and pre-tax income in the U.S. would be increased by $13.7 million and $30.1 million, respectively.

The provision for income taxes includes the following components (in thousands):


                                                                          Years Ended December 31
                                                               --------------------------------------------
                                                                  1996            1995            1994
                                                               --------------------------------------------
 Current
    United States                                                $27,600         $25,300         $21,600
    Canada                                                        45,371          40,355          32,818
                                                               --------------------------------------------
 Total current                                                    72,971          65,655          54,418
                                                               --------------------------------------------

 Deferred
    United States                                                  8,800         (26,300)        (15,600)
    Canada                                                          (309)          1,199          (6,367)
                                                               --------------------------------------------
 Total deferred                                                    8,491         (25,101)        (21,967)
                                                               --------------------------------------------
 Total income taxes                                              $81,462         $40,554         $32,451
                                                               ============================================


The Company's U.S. federal tax liability has not been finalized by the Internal Revenue Service for any year subsequent to 1983 due to the prior existence of tax net operating loss and credit carryforwards. During 1995 an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada by U.S. $30.1 million with corresponding adjustments in the U.S. During 1996, the Company recorded a $13.7 million adjustment for the year 1995 based on the aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments was immaterial to consolidated net income. Under the terms of the Canada-U.S. Income Tax Convention, the agreement has been submitted to the Competent Authorities of Canada and the U.S. and is subject to adjustment. The purpose of the Competent Authorities is to reach agreement for the elimination of double taxation which is not in accordance with the Convention. The Company's Canadian federal tax liability for all taxation years through 1992 has been reviewed and finalized by Revenue Canada Taxation.

A reconciliation of taxes at the U.S. federal income tax rate to the Company's actual income taxes is as follows (in millions):

                                                                              Years Ended December 31
                                                                ---------------------------------------------------
                                                                   1996              1995                  1994
                                                                ---------------------------------------------------
 Taxes at the U.S. federal income tax rate                          $77.8             $59.6                 $39.6
 U.S./Canadian tax rate differential                                  3.7               3.4                   1.7
 Canadian tax incentives                                             (8.0)             (7.0)                 (3.2)
 State and Canadian provincial income taxes,
   net of federal benefit                                             8.6               8.2                   5.9
 Change in valuation allowance                                         --             (23.0)                   --
 Tax effect of certain operating losses and
   other tax credits, primarily U.S.                                   --              (1.8)                (21.8)
 Other items                                                         (0.6)              1.2                  10.3
                                                                ---------------------------------------------------
 Provision for income taxes                                         $81.5             $40.6                 $32.5
                                                                ===================================================

Deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):


                                                                                                    December 31
                                                                                       --------------------------------------
                                                                                           1996                  1995
                                                                                       --------------------------------------
 Deferred tax assets:
    Reserves and other liabilities                                                        $ 48,980              $ 54,760
    Other postretirement benefits                                                           49,785                48,888
    Tax loss carryforwards                                                                   4,745                 6,689
    Tax credit carryforwards                                                                 2,558                 6,562
                                                                                       --------------------------------------
 Gross deferred tax assets                                                                 106,068               116,899
 Valuation allowance                                                                       (23,296)              (23,296)
                                                                                       --------------------------------------
 Net deferred tax assets                                                                    82,772                93,603
                                                                                       --------------------------------------
 Deferred tax liabilities:
    Property, plant and equipment                                                           85,875                88,998
    Prepaid pension asset                                                                   27,587                26,640
    Other                                                                                    4,505                 4,863
                                                                                       --------------------------------------
 Gross deferred tax liabilities                                                            117,967               120,501
                                                                                       --------------------------------------
 Net deferred tax liability                                                                 35,195                26,898
 Net deferred tax asset-current                                                             13,514                16,416
                                                                                       --------------------------------------
 Net deferred tax liability- noncurrent                                                   $ 48,709              $ 43,314
                                                                                       ======================================

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

At December 31, 1996 the Company had net operating loss and tax credit carryforwards of $12.2 million and $2.6 million, respectively. The net operating loss carryforwards are limited to use in varying annual amounts through 2006. The tax credit carryforwards are alternative minimum tax credits that have no expiration date.

Included in deferred tax assets is approximately $9.2 million which represents the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending settlement between the U.S. and Canadian Competent Authorities as previously noted.

At December 31, 1996 cumulative undistributed earnings of LCI were $713.7 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in Canada. The Company's management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is impracticable since it would depend upon a number of factors which would not be known until such time as a decision to repatriate the earnings was made.

SEGMENT INFORMATION

The Company's single business segment includes the manufacture and sale of cement and ready-mixed concrete, precast and prestressed concrete components, concrete block and pipe, aggregates, reinforcing steel and gypsum wallboard. In addition, the Company is engaged in road building and other construction utilizing many of its own products, and in supplying cement plants with substitute fuels and raw materials.

Sales between the United States and Canada are accounted for at fair market value. Income from operations equals net sales plus other income less cost of goods sold, and selling and administrative expenses. It excludes interest expense and income taxes. Financial information by country is as follows (in millions):

                                                                              Years Ended December 31
                                                            --------------------------------------------------------------
                                                                  1996                   1995                    1994
                                                            --------------------------------------------------------------
 Net Sales*
   Canada                                                      $    777.5             $    722.3             $     717.1
   United States                                                    953.6                  821.1                   904.9
   Eliminations                                                     (81.8)                 (71.2)                  (58.7)
                                                            --------------------------------------------------------------
 Total net sales                                               $  1,649.3             $  1,472.2             $   1,563.3
                                                            ==============================================================

 Income from operations*
   Canada                                                      $    104.7             $     75.5             $      49.9
   United States                                                    131.7                  109.9                    92.0
                                                            --------------------------------------------------------------
 Total income from operations                                  $    236.4             $    185.4             $     141.9
                                                            ==============================================================

 Identifiable assets
   Canada                                                      $    923.3             $    845.6             $     791.3
   United States                                                    889.7                  868.3                   860.1
                                                            --------------------------------------------------------------
 Total identifiable assets                                     $  1,813.0             $  1,713.9             $   1,651.4
                                                            ==============================================================


* The 1996 and 1995 amounts shown as income from operations for Canada and the United States exclude $13.7 million and $30.1 million, respectively, of adjustments resulting from an agreement reached with Revenue Canada Taxation (as described in the "Income Taxes" footnote). If these adjustments were reflected, net sales and income from operations in Canada would be increased with corresponding adjustments in the U.S. There would be no impact on consolidated income from operations.

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities included the issuance of 859,000, 851,000 and 540,000 common equity shares upon the reinvestment of dividends totaling $15.8, $15.8, and $10.3 million in 1996, 1995 and 1994, respectively.

Cash paid during the year for interest and income taxes is as follows (in thousands):


                                                                                   Years Ended December 31
                                                                     ------------------------------------------------------
                                                                        1996                 1995                 1994
                                                                     ------------------------------------------------------
 Interest                                                              $17,595              $15,944              $29,159
 Income taxes
   (net of refunds)                                                    $74,188              $75,218              $41,779
                                                                     ======================================================

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

The following table summarizes the consolidated funded status of the Company's defined benefit retirement plans and provides a reconciliation to the consolidated prepaid pension asset recorded on the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 (in millions). For 1996 and 1995, the assumed settlement interest rate was 7.5 percent for the Company's U.S. plans and 7.5 and 8.25 percent, respectively, for the Canadian plans. For 1996 and 1995, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations was 4.5 percent for the Company's U.S. plans and 4.25 percent for the Canadian plans. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was 9.0 percent for each year presented.

                                                               December 31, 1996                       December 31, 1995
                                                    ----------------------------------------------------------------------------
                                                       Assets Exceed        Accumulated        Assets Exceed       Accumulated
                                                        Accumulated           Benefits          Accumulated          Benefits
                                                         Benefits           Exceed Assets         Benefits        Exceed Assets
                                                    ----------------------------------------------------------------------------
 Actuarial present value of:
   Vested benefit obligations                            $ 316.4             $  36.0            $ 288.7            $  37.1
   Accumulated benefit obligations                         319.7                39.4              292.1               40.6
                                                    ----------------------------------------------------------------------------

 Projected benefit obligation for service
   rendered to date                                      $ 354.5             $  43.1            $ 323.5            $  43.5
   Market value of plan assets                             433.4                17.2              403.9               19.5
                                                    ----------------------------------------------------------------------------
 Plan assets in excess of (less than)
   projected benefit obligations                            78.9               (25.9)              80.4              (24.0)
 Unrecognized net loss due to past
   experience different
   from assumptions made                                     6.3                 6.7                5.7                5.2
 Unrecognized prior service costs                           11.1                 1.2                9.3                0.9
 Unrecognized net (assets)
   obligations at transition
   to SFAS No. 87                                           (8.1)                1.1              (10.2)               1.4
                                                    ----------------------------------------------------------------------------
 Prepaid pension asset (accrued
   pension liability)                                    $  88.2            $  (16.9)           $  85.2           $  (16.5)
                                                    ============================================================================

Net retirement cost for the years indicated includes the following components (in millions):

                                                                                 Years Ended December 31
                                                                    -------------------------------------------------------
                                                                        1996                1995                 1994
                                                                    -------------------------------------------------------
 Service cost of benefits earned during
    the period                                                        $     9.7            $    8.5               $ 11.2
 Interest cost on projected benefit obligation                             28.5                28.1                 26.1
 Actual gain on plan assets                                               (50.9)              (61.3)                (7.5)
 Net amortization and deferral                                             17.3                26.4                (26.8)
 Total defined benefit plans cost                                           4.6                 1.7                  3.0
 Defined contribution plans cost                                            3.8                 3.6                  4.2
                                                                    -------------------------------------------------------

 Net retirement cost                                                  $     8.4            $    5.3               $  7.2
                                                                    =======================================================

Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $3.7 million, $3.2 million and $3.4 million for 1996, 1995 and 1994, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multi-employer plans in which Company employees participate.

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

The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's Consolidated Balance Sheets (in thousands):

                                                                                           December 31
                                                                                ---------------------------------------
                                                                                      1996                 1995
                                                                                ---------------------------------------
 Accumulated postretirement benefit obligation
     Retirees                                                                       $  74,832            $  72,864
     Fully eligible active participants                                                13,417               15,330
     Other active participants                                                         19,646               19,537
                                                                                ---------------------------------------
 Total accumulated post retirement benefit obligation                                 107,895              107,731
 Unrecognized net gain                                                                 13,320               11,274
 Unrecognized prior service cost                                                        3,652                4,255
                                                                                ---------------------------------------
 Accrued postretirement benefit cost                                                $ 124,867            $ 123,260
                                                                                =======================================

Net periodic postretirement benefit cost includes the following components (in thousands):


                                                                               Years Ended December 31
                                                                    --------------------------------------------------------
                                                                        1996                 1995                 1994
                                                                    --------------------------------------------------------
 Service cost of benefits earned during the period                     $ 1,412               $1,285               $1,687
 Interest cost on accumulated post retirement
    benefit obligation                                                   7,683                8,046                8,040
 Net amortization                                                       (1,109)              (1,390)                (492)
                                                                    --------------------------------------------------------
 Net periodic postretirement benefit cost                              $ 7,986               $7,941               $9,235
                                                                    =========================================================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 10.1 percent decreasing to 5.5 percent over 11 years. For post-65 retirees in the U.S., the assumed rate was 7.7 percent decreasing to 5.5 percent over 11 years with a Medicare assumed rate for the same group of 7.1 percent decreasing to 5.5 percent over 11 years. For post-65 retirees in Canada, the assumed rate was 9.6 percent decreasing to 5.5 percent over 11 years. If the health care cost trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation as of December 31, 1996 would be increased by 8.0 percent. The effect of this change on the net periodic postretirement benefit cost for 1996 would be an increase of 12.9 percent.

For 1996 and 1995, the weighted average discount rates used in determining the accumulated postretirement benefit obligations were 7.5 percent for U.S. plans in both years and 7.5 percent for 1996 and 8.25 percent for 1995 for Canadian plans.

COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment. Total rental expenses for 1996, 1995 and 1994 were $15.1 million, $14.1 million and $13.1 million, respectively.

Future minimum annual rental commitments for all non-cancelable leases are as follows (in thousands):

 1997                                                  $12,181
 1998                                                   10,876
 1999                                                   10,010
 2000                                                    9,214
 2001                                                    8,459
 Thereafter                                             18,557
                                                  ----------------
    Total                                              $69,297
                                                  ================

The Company self insures for workers' compensation and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

Since 1992 a number of owners of buildings located in eastern Ontario, Canada, most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited ("Bertrand") and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. There are presently approximately 168 plaintiffs whose claims involve 104 foundations, which are embodied in ten lawsuits. In two of these actions, the plaintiffs have added LCI as a party defendant; in the others, LCI is either a third or fourth party. The damages claimed total more than Cdn. $62 million. In the largest of these actions, approximately 119 plaintiffs are complaining about 81 basement foundations, including a 20-unit condominium, and claiming approximately Cdn. $51.7 million, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. LCI has been served with cross-claims or third or fourth party claims by Bertrand in the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective fly ash and cement. In 1995 the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. It has introduced third and fourth party claims against its insurers to have the insurance coverage issues dealt with by the Court at the same time as the liability case. The Company believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

In late August 1996 the Company, among others, was served with original petitions from two sets of plaintiffs in two similar lawsuits brought in state courts in Starr and Duval Counties, Texas. In the first suit approximately 180 plaintiffs sued approximately 170 defendants involved in the production, transportation and use of cement, concrete, additives, sand, and gravel alleging that these materials contain toxic substances, that the plaintiffs were exposed to the toxic substances in their work areas where they breathe the fumes, inhale the particles and absorb the materials from them which caused injury to their respiratory and nervous systems and brain damage. The plaintiffs claim negligence, gross negligence, and products and strict liability and seek, among other things, both past and future damages, exemplary damages and cost of the suit in an unspecified amount. In the second suit approximately 70 plaintiffs sued approximately 225 defendants alleging claims similar to those contained in the first suit with an added claim that plaintiffs suffered exposure to defendants' toxic substances in their homes. While the amount of liability, if any, to the Company is uncertain, the Company filed general denials to both suits in late October 1996 and is vigorously defending the lawsuits. Discovery and venue issues are underway and there is yet no trial setting in either of these cases.

The Company has been notified by the EPA that it is one of several potentially responsible parties for clean-up costs at certain waste disposal sites. The ultimate costs related to such matters and the Company's degree of responsibility, in some of these matters, is not presently determinable.

When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 1996 and 1995, the liabilities recorded for environmental obligations were not material. Management has concluded that the possibility that any material liability in excess of the amounts reported in the balance sheet is remote.

In addition, the Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.


RELATED PARTY TRANSACTIONS

The Company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $5.3 million, $5.5 million and $4.3 million during 1996, 1995 and 1994, respectively. In addition, the Company purchases various products from Lafarge S.A. Such purchases totaled $52.1 million, $27.7 million and $11.7 million in 1996, 1995 and 1994, respectively. All transactions with Lafarge S.A. were conducted on an arm's length basis.

Lafarge S.A. reinvested a portion of dividends it was entitled to receive on the Company's Common Shares during 1996, 1995 and 1994. These reinvestments totaled $13.2 million, $12.4 million and $9.5 million, respectively.

In December 1996 ( as described in the "Debt" footnote), the Company redeemed all of the $100 million outstanding 7% Convertible Debentures, including $15 million held by Lafarge S.A.

At year end, $50 million of the Company's short-term borrowings were from Lafarge S.A. and its subsidiaries.

SUBSEQUENT EVENT (UNAUDITED)

In March 1997 the Company extended the maturity date of $50 million in short-term borrowings from Lafarge S.A. and borrowed an additional $50 million.

QUARTERLY DATA (UNAUDITED)

The following table summarizes financial data by quarter for 1996 and 1995 (in millions, except per share information):


                                                    First         Second        Third         Fourth          Total
                                                -------------------------------------------------------------------------
 1996
 Net Sales                                          $  204         $  421        $ 576          $ 448         $ 1,649
 Gross profit (loss)                                   (20)           114          182            121             397
 Net income (loss)                                     (38)            43           85             51             141
 Net income (loss) per
   common equity share (a):
     Primary                                         (0.55)          0.62         1.21           0.73            2.01
     Fully diluted                                   (0.55)          0.59         1.15           0.70            1.95
                                                 ========================================================================

                                                     First         Second        Third         Fourth          Total
                                                -------------------------------------------------------------------------

 1995
 Net Sales                                         $   197         $ 396         $ 510          $ 369         $ 1,472
 Gross profit (loss)                                   (16)          103           146             90             323
 Net income (loss)                                     (42)           50            86             36             130
 Net income (loss) per
    common equity share (a):
     Primary                                         (0.62)         0.72          1.24           0.52            1.88
     Fully diluted                                   (0.62)         0.70          1.19           0.50            1.82
                                                 ========================================================================

(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The section entitled "Election of Directors" appearing on pages 5 through 8 of the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1997 sets forth certain information with respect to the directors and nominees for election as directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Annual Report.





                                     III-1

ITEM 11.       EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing on pages 8 through 18 of the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1997 sets forth certain information with respect to the compensation of management of the Company, and is incorporated herein by reference.





                                     III-2

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Voting Securities", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing on pages 1 through 5 and "Election of Directors" appearing on pages 5 through 8 of the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1997 set forth certain information with respect to the ownership of the Company's voting securities, and are incorporated herein by reference.





                                     III-3

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sections entitled "Executive Compensation - Indebtedness of Management" and "Executive Compensation - Transactions with Management and Others" appearing on page 18 of the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1997 set forth certain information with respect to relations of and transactions by management of the Company, and are incorporated herein by reference.





                                     III-4

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this Annual Report:

1.  Financial Statements

    Consolidated Financial Statements filed as part of this Form 10-K are listed under Part II, Item 8.

2.  Financial Statement Schedule


                                                                    Page Number
                                                                    -----------
 Consolidated Supporting Schedule

 II - Valuation and Qualifying Accounts                             IV-7

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

4.3       Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries have not been filed.  The Company agrees to furnish a copy of such instruments to the Commission upon request.

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

10.5      Stock Option Plan of the Company [incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the
          Company for the fiscal year ended December 31, 1993].

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

10.13     Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

10.14     Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the Company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

10.15     Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

10.16     Description of Nonemployee Director Retirement Plan of the Company, effective January 1, 1989 [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1989].

10.17     Reimbursement Agreement dated January 1, 1990, between Lafarge Coppee and the Company relating to expenses for Strategic
          Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

10.18     Form of Revolving Credit Facility Agreements, dated as of September 1, 1994, among the Company and nine separate banking institutions [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.19     Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit
          10.31 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

10.20     Amendments dated June 1 and August 1, 1996 to Revolving Credit Facility Agreements among the Company and six separate banking institutions filed as Exhibit 10.18.

10.21     Cost Sharing Agreement dated January 2, 1996 between Lafarge Materiaux de Specialities and the Company related to costs of a new unit established for researching potential profitable markets for their respective products in North America.

10.22     Marketing and Technical Assistance Agreement dated October 1, 1996 between Lafarge S.A. and the Company related to research and development, marketing, strategic, planning, human resources and communication techniques in relation to gypsum activities.

10.23     Agreement dated December 9, 1996 between Transbanque, Lafarge S.A. and the Company related to an uncommited line of credit for $100 million.

11        Statement regarding computation of net income per common equity share.

21        Subsidiaries of the Company.

23        Consent of Arthur Andersen LLP, independent public accountants.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.

                        CONSOLIDATED SUPPORTING SCHEDULE

                                                                   Schedule II

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1996, 1995, 1994
                                 (In Thousands)

                                                           Additions                    Deductions
                                                        ---------------     --------------------------------
                                                                            From Reserve
                                                                            for Purposes
                                                                              for Which
                                       Balance at         Charge to Cost      Reserve Was                        Balance at
    Descriptions                   Beginning of Year       and Expenses         Created           Other (1)      End of Year
----------------------------       ----------------       --------------    --------------        ---------      -----------
    Reserve applicable to
       current receivable

      For doubtful accounts:
                1996                 $   20,685           $      255       $    (2,108)          $   (39)          $ 18,793
                1995                 $   22,698           $      588       $    (2,843)          $   242           $ 20,685
                1994                 $   19,084           $    5,941       $    (1,842)          $  (485)          $ 22,698

      For cash and other
          discounts:
                1996                 $    3,542           $   30,909       $   (30,583)          $  (118)          $  3,750
                1995                 $    5,649           $   30,691       $   (32,985)          $   187           $  3,542
                1994                 $    4,988           $   34,567       $   (33,155)          $  (751)          $  5,649


--------------------

    (1) Primarily foreign currency translation adjustments

                                  SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LAFARGE CORPORATION

                                     By:  /s/  LARRY J. WAISANEN
                                     ---------------------------
                                     Larry J. Waisanen
                                     Senior Vice President and
                                     Chief Financial Officer

                                     Date:  March 27, 1997


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                  Signature                                           Title                           Date
                  ---------                                           -----                           ----
 /s/ JOHN M. PIECUCH
------------------------------------
 John M. Piecuch                                      President and Chief Executive Officer          March 27, 1997
                                                                  and Director


 /s/ LARRY J. WAISANEN
------------------------------------
 Larry J. Waisanen                                       Senior Vice President and Chief             March 27, 1997
                                                                Financial Officer

 /s/ JOHN C. PORTER
------------------------------------
 John C. Porter                                           Vice President and Controller              March 27, 1997


 /s/ BERTRAND P. COLLOMB
------------------------------------
 Bertrand P. Collomb                                                Director                         March 27, 1997

 /s/ THOMAS A. BUELL
------------------------------------
 Thomas A. Buell                                                    Director                         March 27, 1997


 /s/ MARSHALL A. COHEN
------------------------------------
 Marshall A. Cohen                                                  Director                         March 27, 1997


 /s/ BERNARD L. KASRIEL
------------------------------------
 Bernard L. Kasriel                                                 Director                         March 27, 1997


 /s/ JACQUES LEFEVRE
------------------------------------
 Jacques Lefevre                                                    Director                         March 27, 1997


 /s/ PAUL W. MACAVOY
------------------------------------
 Paul W. MacAvoy                                                    Director                         March 27, 1997


 /s/ CLAUDINE B. MALONE
------------------------------------
 Claudine B. Malone                                                 Director                         March 27, 1997


 /s/ ALONZO L. MCDONALD
------------------------------------
 Alonzo L. McDonald                                                 Director                         March 27, 1997


 /s/ ROBERT W. MURDOCH
------------------------------------
 Robert W. Murdoch                                                  Director                         March 27, 1997


 /s/ BERTIN F. NADEAU
------------------------------------
 Bertin F. Nadeau                                                   Director                         March 27, 1997


 /s/ JOHN D. REDFERN
------------------------------------
 John D. Redfern                                                    Director                         March 27, 1997


 /s/ JOE M. RODGERS
------------------------------------
 Joe M. Rodgers                                                     Director                         March 27, 1997

 /s/ MICHEL ROSE
------------------------------------
 Michel Rose                                                        Director                         March 27, 1997



 /s/ RONALD D. SOUTHERN
------------------------------------
 Ronald D. Southern                                                 Director                         March 27, 1997


 /s/ EDWARD H. TUCK
------------------------------------
 Edward H. Tuck                                                     Director                         March 27, 1997

                               INDEX OF EXHIBITS


                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
 EXHIBIT NUMBERS                                                                                    PAGES
 ---------------        -----------------------------------------------------------------           -----
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

 4.3                    Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries have not been filed.  The Company agrees to furnish a copy of such instruments to the Commission upon request.

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

                               INDEX OF EXHIBITS


                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
 EXHIBIT NUMBERS                                                                                    PAGES
 ---------------        -----------------------------------------------------------------           -----
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

                               INDEX OF EXHIBITS


                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
 EXHIBIT NUMBERS                                                                                    PAGES
 ---------------        -----------------------------------------------------------------           -----
 10.5                   Stock Option Plan of the Company [incorporated by reference to
                        Exhibit 10.6 to the Annual Report on Form 10-K filed by the
                        Company for the fiscal year ended December 31, 1993].

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

                                                INDEX OF EXHIBITS

                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
 EXHIBIT NUMBERS                                                                                    PAGES
 ---------------        -----------------------------------------------------------------           -----
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

 10.13                  Cost Sharing Agreement dated December 2, 1988 between Lafarge
                        Coppee, LCI and the Company relating to expenses for research and development, strategic planning and human resources and
                        communication techniques [incorporated by reference to Exhibit
                        10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].

 10.14                  Royalty Agreement dated December 2, 1988 between Lafarge Coppee,
                        LCI and the Company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to
                        Exhibit 10.43 to the Annual Report on Form 10-K filed by the
                        Company for the fiscal year ended December 31, 1988].

 10.15                  Amendment dated January 1, 1993 to Royalty Agreement filed as
                        Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the
                        Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].

 10.16                  Description of Nonemployee Director Retirement Plan of the
                        Company, effective January 1, 1989 [incorporated by reference to
                        Exhibit 10.40 to the Annual Report on Form 10-K filed by the
                        Company for the fiscal year ended December 31, 1989].

                               INDEX OF EXHIBITS


                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
 EXHIBIT NUMBERS                                                                                    PAGES
 ---------------        -----------------------------------------------------------------           -----
 10.17                  Reimbursement Agreement dated January 1, 1990, between Lafarge
                        Coppee and the Company relating to expenses for Strategic
                        Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the
                        Company for the fiscal year ended December 31, 1990].

 10.18                  Form of Revolving Credit Facility Agreements, dated as of
                        September 1, 1994, among the Company and nine separate banking institutions [incorporated by reference to Exhibit 10.27 to the
                        Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 10.19                  Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit
                        10.31 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].

 10.20*                 Amendments dated June 1 and August 1, 1996 to Revolving Credit
                        Facility Agreements among the Company and six separate banking institutions filed as Exhibit 10.18.

 10.21*                 Cost Sharing Agreement dated January 2, 1996 between Lafarge
                        Materiaux de Specialities and the Company relating to costs of a new unit established for researching potential profitable markets for their respective products in North America.

 10.22*                 Marketing and Technical Assistance Agreement dated October 1,
                        1996 between Lafarge S.A. and the Company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities.

 10.23*                 Agreement dated December 9, 1996 between Transbanque, Lafarge
                        S.A. and the Company related to an uncommitted line of credit for
                        $100 million.

                               INDEX OF EXHIBITS


                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
 EXHIBIT NUMBERS                                                                                    PAGES
 ---------------        -----------------------------------------------------------------           -----
 11*                    Statement regarding computation of net income per common equity share.

 21*                    Subsidiaries of the Company.

 23*                    Consent of Arthur Andersen LLP, independent public accountants.





-----------------------
*Filed herewith