Form 10-Q
period 1997-03-31
LAFARGE CORP
filed 1997-05-15
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended                 MARCH 31, 1997
                               ------------------------------------------------


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the transition period from               to
                               --------------  ---------------


Commission file number                       0-11936
                      ----------------------------------------------------------



                               LAFARGE CORPORATION
--------------------------------------------------------------------------------
               (Exact name of company as specified in its charter)


            MARYLAND                                 58-1290226
--------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)


11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA      20191-4393
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                  703-264-3600
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
                Class                                        April 30, 1997
     -------------------------------------                   --------------
     Common Stock of Lafarge Corporation
        ($1 par value)                                         63,640,491
     Exchangeable Preference Shares of
        Lafarge Canada Inc.
        (no par value)                                          7,164,978
                                                             ------------

     Total Common Equity Interests                             70,805,469
                                                             ============

Number of pages contained in this report     17
                                             --
Total sequentially numbered pages            17
                                             --
Exhibit index on page                        15
                                             --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

     a)             Condensed Consolidated Statements
                    of Income (Loss) - Three-Month and
                    Twelve-Month Periods Ended
                    March 31, 1997 and 1996                                                    3

     b)             Condensed Consolidated Balance Sheets -
                    March 31, 1997, March 31, 1996, and
                    and December 31, 1996                                                      4

     c)             Condensed Consolidated Statements of
                    Cash Flows - Three-Month and Twelve-Month
                    Periods Ended March 31, 1997 and 1996                                      5

     d)             Condensed Consolidated Geographic Information -
                    Three-Month and Twelve-Month Periods
                    Ended March 31, 1997 and 1996                                              6

     e)             Notes to Condensed Consolidated Financial Statements                       7

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                       10

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                         14

Item 4.             Submission of Matters to a Vote of Security Holders                       14

Item 6(a).          Exhibits                                                                  15

Item 6(b).          Reports on Form 8-K                                                       15

SIGNATURE                                                                                     16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                          TWELVE MONTHS ENDED
                                                              MARCH 31                                     MARCH 31
                                               --------------------------------------    ------------------------------------------

                                                     1997                 1996                  1997                   1996
                                               -----------------    -----------------    -------------------    -------------------


NET SALES                                          $ 244,034           $ 203,712              $1,689,602            $1,479,082
                                               -----------------    -----------------    -------------------    -------------------

COST AND EXPENSES

Cost of goods sold                                   255,323             223,493               1,283,716             1,159,958
Selling and administrative                            37,456              35,795                 153,103               141,427
Other expense (income), net                            3,892               2,857                  10,609                 3,930
                                               -----------------    -----------------    -------------------    -------------------

Total income(loss) from operations                   (52,637)            (58,433)                242,174               173,767

Interest expense                                       5,559               5,915                  23,762                26,013
Interest income                                       (2,917)             (2,664)                (10,321)              (10,575)
                                               -----------------    -----------------    -------------------    -------------------

PRE-TAX INCOME (LOSS)                                (55,279)            (61,684)                228,733               158,329
Income tax benefit (expense)                          21,158              23,489                 (83,793)              (24,858)
                                               -----------------    -----------------    -------------------    -------------------
NET INCOME (LOSS)                                  $ (34,121)          $ (38,195)             $  144,940            $  133,471
                                               =================    =================    ===================    ===================

NET INCOME (LOSS) PER COMMON
  EQUITY SHARE-PRIMARY                             $    (.48)          $    (.55)             $     2.06            $     1.93
                                               =================    =================    ===================    ===================

NET INCOME (LOSS) PER COMMON
  EQUITY SHARE-ASSUMING
  FULL DILUTION                                    $    (.48)          $    (.55)             $     2.01            $     1.87
                                               =================    =================    ===================    ===================


DIVIDENDS PER COMMON EQUITY SHARE                  $    .100           $    .100              $     .400            $     .400
                                               =================    =================    ===================    ===================

Weighted average number of common
  equity shares and equivalents
  outstanding                                         70,517              69,327                  70,436                69,266
                                               =================    =================    ===================    ===================



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)

                                               MARCH 31          MARCH 31        DECEMBER 31
                                                 1997              1996              1996
                                              ----------        ----------       -----------
ASSETS

Cash and cash equivalents                     $  118,940        $   88,976        $  116,847
Short-term investments                            84,032            97,514            92,496
Receivables, net                                 208,108           192,685           287,692
Inventories                                      218,840           221,622           205,804
Other current assets                              29,568            32,814            29,391
                                              ----------        ----------        ----------

Total current assets                             659,488           633,611           732,230

Property, plant and equipment,
  (less accumulated depreciation and
   depletion of $1,037,158, $1,021,467
   and $1,025,533)                               876,951           823,896           867,723
Excess of cost over net assets
  of businesses acquired, net                     30,682            22,478            31,657
Other assets                                     183,213           163,516           181,369
                                              ----------        ----------        ----------

TOTAL ASSETS                                  $1,750,334        $1,643,501        $1,812,979
                                              ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities      $  195,195        $  213,934        $  214,393
Income taxes payable                               2,469             1,992            28,151
Short-term borrowings and current portion
  of long-term debt                               33,079            20,633            44,821
Short-term borrowings from related party         100,000             -                50,000
                                              ----------        ----------        ----------

Total current liabilities                        330,743           236,559           337,365

Long-term debt                                   149,260           263,612           161,934
Deferred income tax                               46,424            48,157            48,709
Other postretirement benefits                    125,161           124,368           124,867
Other long-term liabilities                       29,450            28,018            29,565
                                              ----------        ----------        ----------

Total liabilities                                681,038           700,714           702,440
                                              ----------        ----------        ----------

Common equity interests
  Common shares                                   63,580            61,011            62,590
  Exchangeable shares                             49,911            58,339            53,817
Additional paid-in-capital                       626,218           597,514           615,993
Retained earnings                                400,284           283,473           441,481
Foreign currency translation adjustments         (70,697)          (57,550)          (63,342)
                                              ----------        ----------        ----------

Total shareholders' equity                     1,069,296           942,787         1,110,539
                                              ----------        ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,750,334        $1,643,501        $1,812,979
                                              ==========        ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)



                                                                 THREE MONTHS                             TWELVE MONTHS
                                                                ENDED MARCH 31                           ENDED MARCH 31
                                                      -----------------------------------      ------------------------------------

                                                           1997                1996                1997                 1996
                                                      ---------------      --------------      --------------      ----------------
CASH FLOWS FROM OPERATIONS

Net Income (loss)                                     $      (34,121)      $    (38,195)       $    144,940        $   133,471
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
     Depreciation, depletion and amortization                 27,060             25,402             102,165             96,652
     Provision for doubtful accounts                             695                524                 426                503
     Gain on sale of assets                                   (1,279)              (861)             (4,503)            (5,921)
     Other postretirement benefits                               470                821               1,105              2,261
     Other non-cash charges and credits, net                  (4,107)            (1,445)              4,217            (29,718)
     Changes in working capital                               18,831             15,081             (34,097)           (68,923)
                                                      ---------------      --------------      --------------      ----------------

Net cash provided by operations                                7,549              1,327             214,253            128,325
                                                      ---------------      --------------      --------------      ----------------

CASH FLOWS FROM INVESTING

   Capital expenditures                                      (40,553)           (29,122)           (136,221)          (123,385)
   Acquisitions                                                -                 (8,127)            (75,357)           (36,474)
   Short-term investments                                      8,464            (12,998)             13,482            (43,266)
   Proceeds from property, plant and
     equipment dispositions                                    4,147              2,528              30,745             19,609
   Other                                                      (1,574)             2,445              (4,222)             6,074
                                                      ---------------      --------------      --------------      ----------------

Net cash used for investing                                  (29,516)           (45,274)           (171,573)          (177,442)
                                                      ---------------      --------------      --------------      ----------------

CASH FLOWS FROM FINANCING

   Net increase (decrease) in long-term
     borrowings (includes current portion)                    25,594             (1,492)             (4,085)           (19,443)
   Issuance of equity securities                               3,103                293               7,011              3,275
   Dividends, net of reinvestments                            (2,870)            (2,740)            (12,295)           (10,830)
                                                      ---------------      --------------      --------------      ----------------

Net cash provided (consumed) by financing                     25,827             (3,939)             (9,369)           (26,998)
                                                      ---------------      --------------      --------------      ----------------

Effect of exchange rate changes                               (1,767)               427              (3,347)             4,325
                                                      ---------------      --------------      --------------      ----------------

NET INCREASE(DECREASE)IN CASH AND
   CASH EQUIVALENTS                                            2,093            (47,459)             29,964            (71,790)
CASH AND CASH EQUIVALENTS AT
   THE BEGINNING OF THE PERIOD                               116,847            136,435              88,976            160,766
                                                      ---------------      --------------      --------------      ----------------

CASH AND CASH EQUIVALENTS AT
   THE END OF THE PERIOD                              $      118,940       $     88,976        $    118,940        $    88,976
                                                      ===============      ==============      ==============      ================





See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                    THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                         MARCH 31                     MARCH 31
                                -------------------------     ------------------------

                                    1997          1996           1997          1996
                                -----------   -----------     ----------    ----------
NET SALES

Canada                           $   91,340    $   79,737     $  718,035    $  657,302
United States                       152,694       123,975        971,567       821,780
                                 ----------    ----------     ----------    ----------

TOTAL NET SALES                  $  244,034    $  203,712     $1,689,602    $1,479,082
                                 ==========    ==========     ==========    ==========



INCOME (LOSS) FROM OPERATIONS (See Note 6)

Canada                           $  (30,259)   $  (31,773)    $  106,227    $   69,600
United States                       (22,378)      (26,660)       135,947       104,167
                                 ----------    ----------     ----------    ----------


TOTAL INCOME (LOSS) FROM
   OPERATIONS                       (52,637)      (58,433)       242,174       173,767
Interest expense, net                (2,642)       (3,251)       (13,441)      (15,438)
                                 ----------    ----------     ----------    ----------

PRE-TAX INCOME (LOSS)            $  (55,279)   $  (61,684)    $  228,733    $  158,329
                                 ==========    ==========     ==========    ==========





See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements


1. The Company is engaged in the production and sale of cement, ready-mixed concrete, other concrete products, asphalt, gypsum wallboard and related products, and aggregates. The Company operates in the U.S. and, through its major operating subsidiary, Lafarge Canada Inc. ("LCI"), in Canada. The Company's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities.

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K.

3. Because of seasonal, weather-related conditions in most of the Company's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At March 31, 1997 and 1996, and at December 31, 1996, inventories consisted of the following (in thousands):

                                              March 31                     March 31                     December 31
                                                1997                        1996                           1996
                                         -------------------          -------------------           -------------------
      Finished products                      $     102,204                 $     99,086                 $    100,900
      Work in process                               28,466                       36,340                       13,711
      Raw materials and fuel                        44,582                       43,161                       45,550
      Maintenance and operating
        supplies                                    43,588                       43,035                       45,643
                                         -------------------          -------------------           -------------------

      Total inventories                      $     218,840                 $    221,622                 $    205,804
                                         ===================          ===================           ===================

5. Cash paid during the period for interest and taxes is as follows (in thousands):


                                                        Three Months                        Twelve Months
                                                       Ended March 31                       Ended March 31
                                               --------------------------------    ---------------------------------
                                                   1997              1996              1997               1996
                                               --------------    --------------    --------------    ---------------
      Interest                                  $  1,476         $     3,299        $   25,890       $    28,761
      Income Taxes (net of refunds)                9,815               7,632            75,776            79,020



6. During the second quarter of 1995, the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada of U.S. $30.1 million with corresponding adjustments in the U.S. During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based on the above aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments was immaterial to consolidated net income. The 1996 and 1995 amounts shown as income from operations for Canada and the United States in the condensed consolidated geographic information exclude these adjustments.

7. As discussed in its 1996 Annual report on form 10-K, LCI is a defendant in lawsuits in Canada arising from claims regarding alleged defective fly ash and cement. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. LCI believes that it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Also, the Company, among others, has been named in two lawsuits in Texas alleging exposure to toxic substances. The amount of liability, if any, to the Company is uncertain. The Company filed general denials to both suits and is vigorously defending the lawsuits. Finally, the Company has been notified by the Environmental Protection Agency that it is one of several potentially responsible parties for clean-up costs at certain waste disposal sites. When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements.

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

     The reduction resulted from the favorable long-term outlook of the U.S. cement market, three consecutive years of taxable income in the U.S. and management's projections of future taxable income in the U.S. which is expected to be in excess of amounts needed to realize these deferred tax assets. Management continues to believe it is more likely than not that the Company's net deferred tax assets will be realized.

9. On April 29, 1997, the Company signed a letter of intent with Laidlaw Inc. to acquire JTM Industries Inc. of Kennesaw, Georgia. JTM is the largest firm in the United States managing coal-combustion by-products produced by electric utilities which last year posted sales of $60 million. The transaction must be approved by the Company's Board of Directors and is subject to government review and the completion of appropriate due diligence.

10. During the first quarter of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. This new standard, which the Company must adopt after December 15, 1997 for the year ended December 31, 1997, replaces primary EPS with basic EPS and fully diluted EPS will be called diluted EPS. Computed pursuant to SFAS No. 128, basic EPS for the twelve months ended March 31, 1997 and 1996 would have increased by $.01 to $2.07 and $1.94, respectively, over reported primary EPS for these periods. There would be no changes to the other earnings per share information presented on the income statement.

11. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments except as discussed in Note 8) necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented.

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

THREE MONTHS ENDED MARCH 31, 1997

The seasonal pattern was evident during the three months ended March 31, 1997 when the Company incurred a net loss of $34.1 million, or $0.48 per common equity share. This compares with a net loss of $38.2 million, or $0.55 per common equity share, for the first quarter of 1996. Operating results improved in the cement and construction materials product lines. The Company's two gypsum wallboard plants that were acquired in September 1996 generated an operating profit of $2.9 million. Sales volumes were higher in all main product lines (cement, ready-mixed concrete and aggregates), while cement net realization (delivered price per ton to customer less freight) increased 4 percent and ready-mixed concrete prices were 7 percent higher. The Company's Canadian operations reported a net loss of $17.3 million, $1.0 million better than 1996 whereas the U.S. net loss was $16.8 million, $3.1 million better.

The Company's net sales increased 20 percent to $244.0 million, up from $203.7 million in 1996. Canadian net sales were $91.3 million, up 15 percent, while U.S. net sales increased 23 percent to $152.7 million. The improvement in both Canada and the U.S. was primarily due to increased product shipments and higher cement and ready-mixed concrete prices. In addition, the new gypsum wallboard activity contributed $22.0 million of sales in the U.S. Cement shipments increased 6 percent while ready-mixed concrete and aggregate volumes rose 11 percent and 17 percent, respectively.

The first quarter loss from the Company's cement operations was $23.6 million, $3.4 million better than last year. The improvement was due to an increase in shipments and prices partially offset by higher plant costs due to the timing of major maintenance projects and lower clinker production at some U.S. plants. Net sales increased 9 percent reflecting the rise in shipments and prices. The Canadian loss was $6.9 million, $4.0 million better than 1996 due to an 18 percent increase in cement shipments and a 3 percent escalation in net realization (excluding exchange rate fluctuation) in western

Canada, and higher clinker production at two plants in eastern Canada. These improvements were partially offset by the timing of major maintenance projects at the Exshaw, Alberta plant. Net sales in Canada increased 14 percent. In eastern Canada, cement shipments were slightly lower (1%) as stronger demand in Ontario was offset by declines in Quebec due to inclement weather and because of higher shipments in 1996 to the Confederation Bridge project in the Canadian Maritimes which is nearing completion. The U.S. loss was $16.7 million, $0.6 million worse than a year ago. Increases in shipments of 5 percent and net realization of 4 percent were more than offset by the timing of major maintenance spending and lower clinker production at some plants. Net sales increased 7 percent reflecting the increase in shipments and prices.

The Company's construction materials and waste management operations lost $20.6 million, $0.7 million better than 1996. In Canada, the loss was $17.7 million, $0.5 million worse than last year. Net sales were 15 percent higher reflecting an increase in ready-mixed concrete and aggregate shipments, and ready-mixed concrete prices. Stronger demand in Ontario and the Western provinces resulted in a 16 percent rise in Canadian ready-mixed concrete volumes which more than compensated for the decline in shipments to the Confederation Bridge project in the Canadian Maritimes. Aggregate volumes were also strong in Canada, increasing by 25 percent; however, in eastern Canada increased aggregate volumes (which were up 38 percent) resulted in no earnings improvement due to higher volumes of lower margin products. Lower volumes from pressure pipe, due to a soft market, also negatively impacted results in the east. In western Canada, higher volumes and prices, both in ready-mixed concrete and aggregates, were more than offset by higher material and operating costs due to the timing of annual maintenance. In the U.S., the loss was $2.9 million, $1.2 million better than last year mainly due to a 7 percent increase in ready-mixed concrete prices. Ready-mixed concrete volumes advanced 4 percent while aggregate volumes grew 3 percent.

For the quarters ended March 31, 1997 and 1996 the Company recorded an income tax benefit as a result of the seasonal loss from its Canadian and U.S. operations. The Company's effective income tax rate was 38.3 percent in 1997, which was consistent with the prior year.


TWELVE MONTHS ENDED MARCH 31, 1997

In the second quarter of 1995, the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 though 1994. The result was an increase in net sales and pre-tax income in Canada of U.S. $30.1 million, with corresponding adjustments in the U.S. During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based upon the aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments on consolidated net income was immaterial. Management's Discussion and Analysis that follows excludes the impact of this agreement.

The Company reported net income of $144.9 million in 1997 compared to $133.5 million for the same period ended March 31, 1996. Net sales increased 14 percent primarily due to increased product shipments and improved cement and ready-mixed concrete selling prices, as well as the effect of the U.S. gypsum wallboard acquisition. Canadian net sales increased 9 percent while U.S. sales rose 18 percent. In the U.S., cement net realization and shipments increased 4 percent and 8 percent, respectively. Net realization in Canada increased 5 percent while sales volumes rose 8 percent. Ready-mixed concrete and aggregate volumes in Canada increased 21 percent and 10 percent, respectively, reflecting improved economic activity, particularly in Ontario, coupled with the impact of acquisitions in western Canada. In the U.S., ready-mixed concrete volumes increased 5 percent and aggregate volumes were up 8 percent. Selling and administrative expenses were $11.7 million higher mainly due to acquisitions, coupled with higher legal and other professional fees. Selling and administrative expenses as a percentage of net sales declined to 9.1 percent in 1997 from 9.6 percent in 1996. Other expense, net was $10.6 million in 1997 compared with $3.9 million in 1996. The change primarily reflects lower gains from the sale of non-strategic assets and costs associated with the redemption of $100 million 7% convertible debentures in December 1996. Income tax expense increased from $24.9 million (which included the reduction of a valuation allowance in the third quarter of 1995) in 1996 to $83.8 million in 1997. Beginning in the second quarter of 1996, earnings in the U.S. became fully taxable whereas prior earnings included a reduced tax provision as a result of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $7.5 million was provided by operating activities in the first quarter of 1997 compared to $1.3 million in 1996. Net cash used for investing activities in 1997 was $15.8 million lower than the same period last year mainly due to proceeds from short-term investment maturities. In 1997, net cash provided by financing activities was $25.8 million compared to net cash consumed of $3.9 million in 1996. The change resulted from increased borrowings.

Net cash provided by operating activities for the twelve-month period ended March 31, 1997 increased over the same period in 1996 primarily due to higher net income and non-cash charges, and a lower increase in working capital. Compared to 1996, net cash used for investing activities in 1997 increased due to higher capital spending and acquisitions offset by proceeds from short-term investment maturities. The increase in acquisitions resulted from the Company's purchase of two gypsum wallboard plants in September 1996. Net cash consumed by financing activities for the twelve-month period ended March 31, 1997 was $17.6 million lower than the same period in 1996 due to lower debt reductions.

Capital expenditures are not expected to exceed $270 million in 1997. At March 31, 1997 the Company had no material capital commitments. Committed bank lines of credit totaled $150 million under which no amounts were outstanding.

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, page 8 for a discussion of developments in legal and environmental matters.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held May 6, 1997. A total of 70,734,719 shares were entitled to be voted. At the meeting, shareholders elected the 17 nominees for the Board of Directors identified below:

Director Elected                                      Votes For                           Votes Withheld
----------------                                      ---------                           --------------

Thomas A. Buell                                      54,769,373                               35,835
Marshall A. Cohen                                    54,768,963                               36,245
Bertrand P. Collomb                                  54,769,189                               36,019
Philippe Dauman                                      54,765,599                               39,609
Bernard L. Kasriel                                   54,769,073                               36,135
Jacques Lefevre                                      54,768,973                               36,235
Paul W. MacAvoy                                      54,769,183                               36,025
Claudine B. Malone                                   54,768,808                               36,400
Alonzo L. McDonald                                   54,769,473                               35,735
Robert W. Murdoch                                    54,768,097                               37,111
Bertin F. Nadeau                                     54,766,903                               38,305
John M. Piecuch                                      54,768,213                               36,995
John D. Redfern                                      54,768,518                               36,690
Joe M. Rodgers                                       54,769,463                               35,745
Michel Rose                                          54,769,148                               36,060
Ronald Southern                                      54,769,073                               36,135
Edward H. Tuck                                       54,769,109                               36,099



The shareholders ratified the appointment of Arthur Andersen LLP as auditors to audit the financial statements of the Company for the year ending December 31, 1997, with voting as follows:

Votes For             Votes Against              Abstentions               Broker Non-Votes
---------             -------------              -----------               ----------------

54,787,388                6,049                    11,771                         -0-

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------
     (a)   Exhibits                                                                      Page
           --------                                                                      ----

           Exhibit 11 - Statement regarding computation of net income (loss)              17
           per common equity share.

     (b)   Reports on Form 8-K
           --------------------

           No reports on Form 8-K were filed by the Company during the three-months ended March 31, 1997.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LAFARGE CORPORATION





Date:       May 14, 1997                   By: /s/ LARRY J. WAISANEN
      ----------------------                   -------------------------------
                                               LARRY J. WAISANEN
                                               Senior Vice President
                                               and Chief Financial Officer