Form 10-Q
period 1997-06-30
LAFARGE CORP
filed 1997-08-13
CIK 716783

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended                     JUNE 30, 1997
                               -------------------------------------------------

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------  -----------------

Commission file number                          0-11936
                       ---------------------------------------------------------


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


                                   703-264-3600
--------------------------------------------------------------------------------
               (Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                    Outstanding as of
                         Class                                        July 31, 1997
          -----------------------------------                       -----------------
          Common Stock of Lafarge Corporation
             ($1 par value)                                           64,623,884
          Exchangeable Preference Shares of
             Lafarge Canada Inc.
             (no par value)                                            6,748,065
                                                                      ----------

          Total Common Equity Interests                               71,371,949
                                                                      ==========

Number of pages contained in this report      17
                                              --
Total sequentially numbered pages             17
                                              --
Exhibit index on page                         15
                                              --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

     a)            Condensed Consolidated Statements
                   of Income - Three-Month, Six-Month
                   and  Twelve-Month Periods Ended
                   June 30, 1997 and 1996                                             3

     b)            Condensed Consolidated Balance Sheets -
                   June 30, 1997, June 30, 1996, and
                   and December 31, 1996                                              4

     c)            Condensed Consolidated Statements of
                   Cash Flows - Six-Month and Twelve-Month
                   Periods Ended June 30, 1997 and 1996                               5

     d)            Condensed Consolidated Geographic Information -
                   Three-Month, Six-Month and Twelve-Month Periods
                   Ended June 30, 1997 and 1996                                       6

     e)            Notes to Condensed Consolidated Financial Statements               7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               10

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                 14

Item 6(a).         Exhibits                                                          15

Item 6(b).         Reports on Form 8-K                                               15

SIGNATURE                                                                            16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30                                   JUNE 30
                                                   --------------------------------------    --------------------------------------

                                                         1997                 1996                 1997                 1996
                                                   -----------------    -----------------    -----------------    -----------------
NET SALES                                          $    476,911         $     420,948        $     720,945        $     624,660
                                                   -----------------    -----------------    -----------------    -----------------

COST AND EXPENSES

Cost of goods sold                                      333,771               307,395              589,094              530,888
Selling and administrative                               40,666                38,654               78,122               74,449
Other expense, net                                        1,111                 1,839                5,003                4,696
                                                   -----------------    -----------------    -----------------    -----------------
Total income from operations                            101,363                73,060               48,726               14,627

Interest expense                                          5,431                 6,157               10,990               12,072
Interest income                                          (1,877)               (2,602)              (4,794)              (5,266)
                                                   -----------------    -----------------    -----------------    -----------------

PRE-TAX INCOME                                           97,809                69,505               42,530                7,821
Income tax expense                                      (37,945)              (26,240)             (16,787)              (2,751)
                                                   -----------------    -----------------    -----------------    -----------------

NET INCOME                                         $     59,864         $      43,265        $      25,743        $       5,070
                                                   =================    =================    =================    =================
NET INCOME PER COMMON
  EQUITY SHARE-PRIMARY                             $        .84         $         .62        $         .36        $         .07
                                                   =================    =================    =================    =================
NET INCOME PER COMMON EQUITY
  SHARE-ASSUMING  FULL DILUTION                    $        .84         $         .59        $         .36        $         .07
                                                   =================    =================    =================    =================

DIVIDENDS PER COMMON EQUITY SHARE                  $       .100         $        .100        $        .200        $        .200
                                                   =================    =================    =================    =================

Weighted average number of common equity shares
   and equivalents outstanding                           71,469                70,090               71,240               69,848
                                                   =================    =================    =================    =================
                                                            TWELVE MONTHS ENDED
                                                                  JUNE 30
                                                   --------------------------------------

                                                         1997                 1996
                                                   -----------------    -----------------
NET SALES                                          $    1,745,565       $    1,504,010
                                                   -----------------    -----------------

COST AND EXPENSES

Cost of goods sold                                      1,310,092            1,174,021
Selling and administrative                                155,115              143,665
Other expense, net                                          9,881                3,762
                                                   -----------------    -----------------
Total income from operations                              270,477              182,562

Interest expense                                           23,036               25,417
Interest income                                            (9,596)             (11,820)
                                                   -----------------    -----------------

PRE-TAX INCOME                                            257,037              168,965
Income tax expense                                        (95,498)             (41,947)
                                                   -----------------    -----------------

NET INCOME                                         $      161,539       $      127,018
                                                   =================    =================
NET INCOME PER COMMON
  EQUITY SHARE-PRIMARY                             $         2.28       $         1.83
                                                   =================    =================
NET INCOME PER COMMON EQUITY
  SHARE-ASSUMING  FULL DILUTION                    $         2.23       $         1.77
                                                   =================    =================

DIVIDENDS PER COMMON EQUITY SHARE                  $         .400       $         .400
                                                   =================    =================

Weighted average number of common equity shares
   and equivalents outstanding                             70,849               69,576
                                                   =================    =================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)


                                                               JUNE 30                    JUNE 30                 DECEMBER 31
                                                                1997                       1996                      1996
                                                         --------------------       --------------------      --------------------
ASSETS

Cash and cash equivalents                                 $      112,904            $         67,501          $        116,847
Short-term investments                                            48,006                      50,603                    92,496
Receivables, net                                                 344,298                     321,672                   287,692
Inventories                                                      216,643                     218,345                   205,804
Other current assets                                              39,459                      37,293                    29,391
                                                         --------------------       --------------------      --------------------
Total current assets                                             761,310                     695,414                   732,230


Property, plant and equipment,
  (less accumulated depreciation and  depletion of
  $1,055,985, $1,007,658 and $1,025,533)                         886,018                     831,197                   867,723
Excess of cost over net assets of
  businesses acquired, net                                        29,753                      21,911                    31,657
Other assets                                                     178,689                     170,262                   181,369
                                                         --------------------       --------------------      --------------------

TOTAL ASSETS                                             $     1,855,770            $      1,718,784          $      1,812,979
                                                         ====================       ====================      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                 $       221,251            $        239,829          $        214,393
Income taxes payable                                              17,155                      12,101                    28,151
Short-term borrowings and current portion
   of long-term debt                                              47,650                      20,711                    44,821
Short-term borrowings from related party                          85,000                          -                     50,000
                                                         --------------------       --------------------      --------------------

Total current liabilities                                        371,056                     272,641                   337,365

Long-term debt                                                   149,095                     263,282                   161,934
Deferred income tax                                               51,586                      45,950                    48,709
Other postretirement benefits                                    126,245                     124,724                   124,867
Other long-term liabilities                                       28,354                      29,211                    29,565
                                                         --------------------       --------------------      --------------------

Total liabilities                                                726,336                     735,808                   702,440
                                                         --------------------       --------------------      --------------------

Common equity interests
   Common shares                                                  64,322                      61,747                    62,590
   Exchangeable shares                                            47,201                      55,737                    53,817
Additional paid-in-capital                                       633,993                     605,389                   615,993
Retained earnings                                                453,039                     319,744                   441,481
Foreign currency translation adjustments                         (69,121)                    (59,641)                  (63,342)
                                                         --------------------       --------------------      --------------------

Total shareholders' equity                                     1,129,434                     982,976                 1,110,539
                                                         --------------------       --------------------      --------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                $     1,855,770            $      1,718,784          $      1,812,979
                                                         ====================       ====================      ====================


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                            SIX MONTHS                                  TWELVE MONTHS
                                                           ENDED JUNE 30                                ENDED JUNE 30
                                              ----------------------------------------     -----------------------------------------

                                                    1997                   1996                  1997                    1996
                                              ------------------      ----------------     ----------------       ------------------
CASH FLOWS FROM OPERATIONS

Net Income                                    $       25,743          $      5,070         $    161,539           $   127,018
Adjustments to reconcile net income
  to net cash provided by operations:
     Depreciation, depletion and amortization         54,409                50,206              104,710                97,643
     Provision for doubtful accounts                   1,467                   944                  778                   196
     (Gain) loss on sale of assets                    (3,821)                   11               (7,917)               (4,698)
     Other postretirement benefits                     1,510                 1,229                1,737                 1,770
     Other non-cash charges and credits, net           5,786                (3,018)              15,683               (26,339)
     Changes in working capital                      (88,165)              (91,904)             (34,108)              (35,734)
                                              ------------------      ----------------     ----------------       ------------------

Net cash provided (consumed) by operations            (3,071)              (37,462)             242,422               159,856
                                              ------------------      ----------------     ----------------       ------------------

CASH FLOWS FROM INVESTING

   Capital expenditures                              (72,599)              (66,068)            (131,321)             (126,846)
   Acquisitions                                       (4,267)               (8,593)             (79,158)              (14,463)
   Short-term investments                             44,490                33,913                2,597               (50,603)
   Proceeds from property, plant and
     equipment dispositions                           10,941                13,009               27,058                23,179
   Other                                              (1,782)                1,345               (3,330)                7,784
                                              ------------------      ----------------     ----------------       ------------------

Net cash used for investing                          (23,217)              (26,394)            (184,154)             (160,949)
                                              ------------------      ----------------     ----------------       ------------------

CASH FLOWS FROM FINANCING

   Net increase (decrease) in long-term
     borrowings (includes current portion)            24,997                (1,756)              (4,418)              (19,310)
   Issuance of equity securities                       7,829                 2,689                9,341                 4,091
   Dividends, net of reinvestments                    (8,898)               (6,122)             (14,941)              (11,552)
                                              ------------------      ----------------     ----------------       ------------------

Net cash provided (consumed) by financing             23,928                (5,189)             (10,018)              (26,771)
                                              ------------------      ----------------     ----------------       ------------------

Effect of exchange rate changes                       (1,583)                  111               (2,847)                  921
                                              ------------------      ----------------     ----------------       ------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (3,943)              (68,934)              45,403               (26,943)
CASH AND CASH EQUIVALENTS AT
   THE BEGINNING OF THE PERIOD                       116,847               136,435               67,501                94,444
                                              ------------------      ----------------     ----------------       ------------------

CASH AND CASH EQUIVALENTS AT
   THE END OF THE PERIOD                      $      112,904          $     67,501         $    112,904           $    67,501
                                              ==================      ================     ================       ==================





See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                   THREE MONTHS ENDED                SIX MONTHS ENDED                  TWELVE MONTHS ENDED
                                        JUNE 30                          JUNE 30                            JUNE 30
                             ------------------------------   ------------------------------    --------------------------------

                                 1997              1996           1997              1996             1997              1996
                             -------------    -------------   -------------    -------------    --------------    --------------
NET SALES

Canada                       $   186,704      $   164,924     $   278,044      $   244,661      $    739,815      $    652,036
United States                    290,207          256,024         442,901          379,999         1,005,750           851,974
                             -------------    -------------   -------------    -------------    --------------    --------------

TOTAL NET SALES              $   476,911      $   420,948     $   720,945      $   624,660         1,745,565      $  1,504,010
                             =============    =============   =============    =============    ==============    ==============



INCOME (LOSS) FROM OPERATIONS
   (See Note 6)

Canada                       $    38,189      $    24,518     $     7,930      $    (7,255)     $    119,898      $     68,791
United States                     63,174           48,542          40,796           21,882           150,579           113,771
                             -------------    -------------   -------------    -------------    --------------    --------------


TOTAL INCOME FROM
   OPERATIONS                    101,363           73,060          48,726           14,627           270,477           182,562
Interest expense, net             (3,554)          (3,555)         (6,196)          (6,806)          (13,440)          (13,597)
                             -------------    -------------   -------------    -------------    --------------    --------------

PRE-TAX INCOME               $    97,809      $    69,505     $    42,530      $     7,821      $    257,037      $    168,965
                             =============    =============   =============    =============    ==============    ==============


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

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At June 30, 1997 and 1996, and at December 31, 1996, inventories consisted of the following (in thousands):

                                          June 30                     June 30                   December 31
                                            1997                        1996                       1996
                                       --------------            ----------------             ---------------
     Finished products                 $      103,224            $        101,980             $       100,900

     Work in process                           22,040                      27,137                      13,711

     Raw materials and fuel                    47,690                      47,891                      45,550

     Maintenance and operating
       supplies                                43,689                      41,337                      45,643
                                       --------------            ----------------             ---------------

     Total inventories                 $      216,643            $        218,345             $       205,804
                                       ==============            =================            ===============

5. Cash paid during the period for interest and taxes is as follows (in thousands):


                                                     Six Months                       Twelve Months
                                                   Ended June 30                      Ended June 30
                                            --------------------------       -----------------------------
                                               1997            1996             1997               1996
                                            ---------        ---------       ----------        -----------
     Interest                               $  10,866        $  12,149       $   26,360        $    27,641
     Income Taxes (net of refunds)             22,016           26,376           70,043             69,803

6. During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based upon a 1995 agreement reached with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. The impact of this agreement was immaterial to consolidated net income. The 1996 amounts shown as income from operations for Canada and the United States in the condensed consolidated geographic information exclude this adjustment.

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

9. On April 29, 1997, the Company signed a letter of intent with Laidlaw Inc. to acquire its subsidiary, JTM Industries Inc. of Kennesaw, Georgia. On July 24, 1997, the Company announced that discussions with Laidlaw Inc. regarding the possible acquisition of JTM Industries Inc. had been terminated.

10. During the first quarter of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. This new standard, which the Company must adopt after December 15, 1997 for the year ended December 31, 1997, replaces primary EPS with basic EPS and fully diluted EPS will be called diluted EPS. Computed pursuant to SFAS No. 128, basic and diluted EPS for the twelve months ended June 30, 1997 would have increased by $.02 and $.01 to $2.30 and $2.24, respectively, over reported primary and fully diluted EPS for this period. There would be no changes to the other earnings per share information presented on the income statement.

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

                    LAFARGE CORPORATION AND SUBSIDIARIES




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1997

The Company's net income of $59.9 million in 1997 compares with $43.3 million for the same period in 1996. Net income per common equity share was $0.84 compared with $0.62. The increase in earnings was mainly due to strong product shipments in the Company's cement and construction materials product lines coupled with price improvements. In addition, benefiting from strong demand for gypsum wallboard and favorable pricing, the Company's two Gypsum wallboard plants that were acquired in September 1996 generated an operating profit of $3.7 million. Canadian net income of $23.5 million was $7.5 million better than 1996. In the U.S., net income of $36.4 million was $9.1 million better.

The Company's net sales of $476.9 million were 13 percent higher than the $420.9 million reached in 1996. Both Canadian and U.S. net sales were 13 percent higher. The improvement is due to higher product shipments and higher cement and ready-mixed concrete prices. In addition, gypsum wallboard operations added $22.4 million of sales in the U.S. Cement shipments reflect a 3 percent increase. Ready-mixed concrete and aggregate volumes rose 9 percent and 7 percent, respectively.

Second quarter earnings from the Company's cement operations were $87.1 million, $15.6 million better than last year. The improvement is due to the increase in shipments and 4 percent higher net reals (delivered price per ton to customer less freight). Net sales were 7 percent higher reflecting the rise in shipments and prices. Despite the sales increase, cost of sales per ton
remained at the 1996 level.   Earnings from Canadian cement operations were
$29.4 million, $6.4 million better than 1996. Shipments were 7 percent higher with increases of 25 percent in Ontario and 44 percent in Alberta compensating for weak market conditions in Quebec and lower shipments in the Canadian Maritimes due to the completion of the Confederation Bridge project. Net reals (excluding exchange rate fluctuation) were 4 percent and net sales were 13 percent higher. Clinker capacity utilization at Canadian plants rose to 85 percent in 1997 from 75 percent in 1996 primarily due to higher demand and the planned extension of kiln shutdowns in 1996 at four plants because of high inventory levels at December 31, 1995. In the U.S., earnings of $57.7 million were $9.2 million better than 1996. Higher cement prices (3 percent) and an increase in shipments (2 percent) drove the improvement. Net sales rose 4 percent. Clinker capacity utilization at U.S. plants was 100 percent in 1997 compared to 90 percent in 1996. The improvement is mainly due to higher production at the Davenport plant (operational problems in 1996) and Whitehall (higher demand) plant.

Earnings from the Company's construction materials and waste management operations were $23.5 million, $9.4 million better than 1996. The improvement was due mainly to higher shipments and ready-mixed concrete prices. Net sales were 9 percent higher than a year ago. Aggregate cost per tonne decreased from 1996 due to continued cost containment efforts, the sale of non-strategic assets in mid-1996 in the U.S. and higher shipments. In Canada, earnings were $12.0 million, $6.5 million better than last year, primarily due to an increase in ready-mixed concrete and aggregate shipments, and higher ready-mixed concrete prices in western Canada. Net sales were 12 percent higher. Ready-mixed concrete and aggregate shipments improved 14 percent and 9 percent as demand rose sharply in Ontario and the western provinces, more than offsetting a drop in shipments to the Confederation Bridge project in the Canadian Maritimes and lower shipments in Quebec. Improvements from higher volumes and prices were somewhat reduced by higher material and operating costs in western Canada. In the U.S., earnings were $11.5 million, $2.9 million better than a year ago mostly due to a 6 percent escalation in ready-mixed concrete prices. Net sales improved 4 percent. Ready-mixed concrete cost per cubic meter (M3) declined mainly due to restructuring of operations in St. Louis in 1996 to strengthen the competitive position in the market and continued cost containment. Due to adverse weather conditions in some U.S. markets, ready-mixed concrete and aggregate volumes were a modest 2 percent higher.

Income tax expense was $37.9 million, $11.7 million greater than 1996. The increase is primarily due to higher earnings. The Company's effective income tax rate was 38.8 percent in 1997 and 37.8 percent in 1996.

SIX MONTHS ENDED JUNE 30, 1997

The Company's net income of $25.7 million, or $0.36 per common equity share compares with net income of $5.1 million, or $0.07 per share for the first six months of 1996. Historically, the Company's first quarter sales and operating results are negatively impacted by seasonal weather conditions which reduce construction activity. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred. The earnings improvement resulted from higher shipments in all main product lines (cement, ready-mixed concrete and aggregates), and 4 percent increases in cement net reals and ready-mixed concrete prices. Additionally, gypsum wallboard operations earned $6.6 million. These improvements were partly offset by higher cement plant costs and higher material costs in the construction materials operations. In Canada, net income was $6.2 million, $8.5 million better than 1996. U.S. net income of $19.5 million was $12.1 million higher.

Net sales were $720.9 million, a 15 percent increase over $624.7 million in 1996. Cement shipments were 4 percent higher. Ready-mixed concrete and aggregate volumes improved by 10 percent. Canadian net sales of $278.0 million were 14 percent above 1996. U.S. net sales improved by 17 percent.

Earnings from the Company's cement operations were $63.4 million, $19 million better than last year due to higher shipments and prices somewhat offset by higher plant costs. Net sales climbed 8 percent. Earnings from Canadian operations of $22.4 million were $10.4 million better than 1996. Net reals and cement shipments were 4 percent and 8 percent higher which boosted net sales by 13 percent. In eastern Canada, higher shipments in Ontario were offset by declines in Quebec (weak economic conditions) and in the Atlantic due to higher shipments in 1996 to the Confederation Bridge project. Shipments in the west were substantially higher in the Prairie provinces due to the improvement in market conditions. In the U.S., earnings were $41 million, $8.6 million higher than 1996. The improvement was due to 3 percent increases in shipments and net reals partly offset by higher plant costs.

The Company's construction materials and waste management operations earned $2.9 million, $10.1 million better than 1996. Net sales were 9 percent higher. In Canada, earnings were $5.9 million better. Net sales were 13 percent greater reflecting a 14 percent increase in both ready-mixed concrete and aggregate volumes. In eastern Canada, gains in Ontario were partly offset by a slow Quebec economy and lower shipments in the Canadian Maritimes. Earnings in the west were up because of higher demand somewhat offset by higher material costs. Aggregate cost per tonne declined due to continued containment efforts and higher shipments. The U.S. results were $8.7 million, $4.2 million better mainly due to a 5 percent escalation in ready-mixed concrete prices and lower operating costs. Net sales were up 3 percent. Ready-mixed concrete and aggregate volumes were 2 percent and 3 percent higher. Ready-mixed concrete operating costs per M3 decreased primarily due to the restructuring of some operations coupled with higher shipments. Aggregate cost per tonne was lower mainly due to the sale of non-strategic assets in 1996 and cost containment.

TWELVE MONTHS ENDED JUNE 30, 1997

During the third quarter of 1996, the Company recorded a U.S. $13.7 million adjustment for the year 1995 based upon a 1995 agreement reached with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. The impact of this agreement was immaterial to consolidated net income. Management's Discussion and Analysis that follows excludes the impact of this agreement.

The Company's net income of $161.5 million in 1997 was $34.5 million better than the same period ended June 30, 1996. Net sales improved by 16 percent primarily due to higher product shipments and greater cement net reals, as well as earnings from the gypsum wallboard acquisition in the U.S. Canadian net sales were 13 percent higher while U.S. net sales rose 18 percent. Cement net reals escalated 4 percent in Canada and 3 percent in the U.S. Cement sales volumes improved by 11 percent in Canada and 7 percent in the U.S. Ready-mixed concrete and aggregate volumes in Canada grew 22 percent and 8 percent, respectively. This growth reflects improved economic activity, particularly in Ontario, coupled with the impact of acquisitions in western Canada. In the U.S., ready-mixed concrete and aggregates volumes were 21 percent and 10 percent higher and ready-mixed concrete prices were 3 percent higher. Selling and administrative expenses were $11.4 million higher mainly due to acquisitions along with higher legal and other professional fees. Selling and administrative expenses as a percentage of net sales declined to
9.0 percent in 1997 from 9.6 percent in 1996. Other expense, net was $9.9 million compared with $3.8 million in 1996. The change primarily reflects lower gains from the sale of non-strategic assets and costs associated with the redemption of $100 million 7% convertible debentures in December 1996. Income tax expense increased from $41.9 million in 1996 (which included the reduction totaling $23.3 million of a valuation allowance in the third quarter of 1995) to $95.5 million in 1997. Beginning in the second quarter of 1996, earnings in the U.S. became fully taxable whereas prior earnings included a reduced tax provision as a result of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $3.1 million was consumed by operating activities in the first six months of 1997 as compared with $37.5 million in 1996 mainly due to higher net income. In 1997, cash provided by financing activities was $23.9 million compared to net cash consumed of $5.2 million in 1996. The change was primarily due to higher borrowings.

Net cash provided by operating activities for the twelve-months ended June 30, 1997 was $82.6 million more than 1996 primarily as a result of higher net income and non-cash charges. Net cash of $184.2 million was used for investing activities in 1997 as compared with $160.9 million in 1996. The change from last year resulted from an increase in acquisitions (the Company's purchase of two gypsum wallboard plants in September 1996) partially offset by the lack of increase in short-term investments. For the twelve-month period ended June 30, 1997, net cash consumed by financing activities was $16.8 million lower than the same period in 1996 due to lower debt reductions.

Capital expenditures (excluding acquisitions) are not expected to exceed $200 million in 1997. At June 30, 1997, the Company had approximately $30 million of capital commitments related to the modernization of a cement plant. Committed bank lines of credit totaled $150 million under which no amounts were outstanding.

                          PART II.   OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

See Part I, Notes to Condensed Consolidated Financial Statements, page 8 for a discussion of developments in legal and environmental matters. In addition, the Company is involved in the following other legal actions and claims. It is the opinion of management that the ultimate resolution of such matters will not have a material effect on the Company's consolidated financial statements.

With respect to the Company's slag processing plant in Duquesne, Pennsylvania, the Company has failed to comply with certain portions of a 1980 Consent Order and Agreement ("COA") with the Pennsylvania Department of Environmental Resources ("DEP"). This order was entered into by the prior owners of the plant which the Company acquired in 1989. The cooling or "quenching" of slag on the site gave rise to large volumes of runoff water which was determined to create a pollution problem. The 1980 COA required the construction and operation of a collection and treatment system for all surface water and drainage leaving the plant site and the submission of a plan and permit applications therefor by January 1987. However, in 1982, the quenching process was moved to another site and the water quality at the plant improved significantly. At that time, the prior owners apparently attempted to have the COA modified in light of the cessation of quenching at the plant but they were not successful. Recently, the Company's representatives have been engaged in discussions with DEP about how to resolve this matter and DEP has agreed that the COA should be modified in light of changed circumstances; however, it is likely that the Company will have to pay a fine for violating the COA, which fine could exceed $100,000, and to submit and accomplish an acceptable corrective action plan to eliminate or collect and treat discharge at the site.

At the Company's cement plant in Davenport, Iowa, in connection with the permitting process for burning certain plastic materials in the kiln, plant personnel discovered that the plant was exceeding its permit limit for emissions of nitrous oxide gas. The Company reported the issue to the Iowa Department of Environmental Quality ("IDEQ") and has submitted a proposed permit revision which is being reviewed by IDEQ. The permit violation may result in a fine in excess of $100,000.

At the Company's cement plant in Alpena, Michigan, after a recent change in the mix of raw materials entering the kiln, plant personnel discovered that the plant was exceeding its permit limit for emissions of hydrogen chloride gas. The Company reported the issue to the Michigan Department of Environmental Quality ("MDEQ"). A previous consent order entered into by the Company provided for a stipulated penalty if the plant violates any of its permits, which penalty could exceed $300,000. The Company is engaged in discussions with MDEQ regarding a reduction in such penalty. Also at the Alpena plant, the storm and surface water runoff has exceeded the plant's water discharge permit with respect to temperature and suspended particulates. These permit violations may result in a fine in excess of $100,000.

Lafarge Canada Inc. ("LCI") has been charged with violations of the Fisheries Act as a result of deposits of deliterious substances into the Fraser River. The incident occurred in March, 1997 during a heavy rainstorm at an LCI Vancouver, British Columbia ready-mix plant. The extreme rain conditions overwhelmed the containment and recycling system of the plant creating a flood situation necessitating an emergency release of the pent up waters into the yard and ultimately into the river. LCI has been charged with violations of the Act and is conducting discussions with representatives of the Federal Department of Fisheries and Oceans. This violation may result in a fine in excess of $100,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits                                                        Page

           Exhibit 11 - Statement regarding computation of net income
           per common equity share.                                         17

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three-months ended June 30, 1997.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LAFARGE CORPORATION





Date:     August 13, 1997                   By:    /s/  Larry J. Waisanen
       --------------------                       ------------------------------
                                                     LARRY J. WAISANEN
                                                     Senior Vice President
                                                     and Chief Financial Officer