Form 10-Q
period 1997-09-30
LAFARGE CORP
filed 1997-11-14
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1997
                               -------------------------------------------------

                                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from__________________to__________________

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

                                  703-264-3600
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
                      Class                           October 31, 1997
        -----------------------------------           -----------------
        Common Stock of Lafarge Corporation
          ($1 par value)                                 64,984,349
        Exchangeable Preference Shares of
          Lafarge Canada Inc.
          (no par value)                                  6,658,899
                                                         ----------
        Total Common Equity Interests                    71,643,248
                                                         ==========

Number of pages contained in this report    15
                                            --
Total sequentially numbered pages           15
                                            --
Exhibit index on page                       13
                                            --


                      LAFARGE CORPORATION AND SUBSIDIARIES

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

    a)          Condensed Consolidated Statements
                of Income - Three-Month and Nine-Month
                Periods Ended September 30, 1997 and 1996                                    3

    b)          Condensed Consolidated Balance Sheets -
                September 30, 1997, September 30, 1996,
                and December 31, 1996                                                        4

    c)          Condensed Consolidated Statements of
                Cash Flows - Nine-Month Period Ended
                September 30, 1997 and 1996                                                  5

    d)          Condensed Consolidated Geographic Information -
                Three-Month and Nine-Month Periods
                Ended September 30, 1997 and 1996                                            6

    e)          Notes to Condensed Consolidated Financial Statements                         7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         10

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                           13

Item 6(a).      Exhibits                                                                    13

Item 6(b).      Reports on Form 8-K                                                         13

SIGNATURE                                                                                   14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30                          SEPTEMBER 30
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997               1996
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $   612,265        $   576,264        $ 1,333,210        $ 1,200,924
                                                               -----------        -----------        -----------        -----------
COST AND EXPENSES

Cost of goods sold                                                 409,863            394,722            998,957            925,610
Selling and administrative                                          39,738             38,324            117,860            112,773
Other expense, net                                                   3,417                472              8,420              5,168
                                                               -----------        -----------        -----------        -----------

Income from operations                                             159,247            142,746            207,973            157,373

Interest expense                                                     5,013              5,905             16,003             17,977
Interest income                                                     (2,562)            (1,831)            (7,356)            (7,097)
                                                               -----------        -----------        -----------        -----------

PRE-TAX INCOME                                                     156,796            138,672            199,326            146,493
Income tax expense                                                 (59,785)           (54,051)           (76,572)           (56,802)
                                                               -----------        -----------        -----------        -----------

NET INCOME                                                     $    97,011        $    84,621        $   122,754        $    89,691
                                                               ===========        ===========        ===========        ===========
NET INCOME PER COMMON
  EQUITY SHARE-PRIMARY                                         $      1.35        $      1.21        $      1.72        $      1.28
                                                               ===========        ===========        ===========        ===========
NET INCOME PER COMMON EQUITY
  SHARE-ASSUMING FULL DILUTION                                 $      1.35        $      1.15        $      1.71        $      1.25
                                                               ===========        ===========        ===========        ===========

DIVIDENDS PER COMMON EQUITY SHARE                              $      0.10        $      0.10        $      0.30        $      0.30
                                                               ===========        ===========        ===========        ===========
Weighted average number of common equity
  shares and equivalents outstanding                                72,043             70,219             71,509             69,969
                                                               ===========        ===========        ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)

                                                                          SEPTEMBER 30           SEPTEMBER 30           DECEMBER 31
                                                                              1997                   1996                   1996
                                                                          -----------            -----------            -----------
ASSETS

Cash and cash equivalents                                                 $   123,846            $   111,186            $   116,847
Short-term investments                                                         86,308                 18,684                 92,496
Receivables, net                                                              398,636                408,645                287,692
Inventories                                                                   196,545                197,121                205,804
Other current assets                                                           30,851                 35,420                 29,391
                                                                          -----------            -----------            -----------

Total current assets                                                          836,186                771,056                732,230

Property, plant and equipment,
  (less accumulated depreciation and depletion of
  $1,076,369, $1,015,488 and $1,025,533)                                      884,260                885,710                867,723
Excess of cost over net assets of businesses acquired, net                     28,821                 32,996                 31,657
Other assets                                                                  177,647                179,828                181,369
                                                                          -----------            -----------            -----------

TOTAL ASSETS                                                              $ 1,926,914            $ 1,869,590            $ 1,812,979
                                                                          ===========            ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $   248,789            $   247,635            $   214,393
Income taxes payable                                                           44,282                 49,655                 28,151
Short-term borrowings and current portion
  of long-term debt                                                            36,802                 44,063                 44,821
Short-term borrowings from related party                                       20,000                     --                 50,000
                                                                          -----------            -----------            -----------

Total current liabilities                                                     349,873                341,353                337,365

Long-term debt                                                                137,953                263,106                161,934
Deferred income tax                                                            54,131                 43,891                 48,709
Other postretirement benefits                                                 127,278                124,811                124,867
Other long-term liabilities                                                    28,190                 29,351                 29,565
                                                                          -----------            -----------            -----------

Total liabilities                                                             697,425                802,512                702,440
                                                                          -----------            -----------            -----------

Common equity interests
  Common shares                                                                64,948                 62,052                 62,590
  Exchangeable shares                                                          47,041                 55,754                 53,817
Additional paid-in-capital                                                    643,910                610,523                615,993
Retained earnings                                                             542,862                397,343                441,481
Foreign currency translation adjustments                                      (69,272)               (58,594)               (63,342)
                                                                          -----------            -----------            -----------

Total shareholders' equity                                                  1,229,489              1,067,078              1,110,539
                                                                          -----------            -----------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                  $ 1,926,914            $ 1,869,590            $ 1,812,979
                                                                          ===========            ===========            ===========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30
                                                                   -----------------------------------
                                                                      1997                      1996
                                                                   ---------                 ---------
CASH FLOWS FROM OPERATIONS

Net Income                                                         $ 122,754                 $  89,691
Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation, depletion and amortization                          80,063                    74,989
    Provision for doubtful accounts                                    2,037                     1,681
    Gain on sale of assets                                            (3,694)                   (3,874)
    Other postretirement benefits                                      2,543                     1,295
    Other non-cash charges and credits, net                            8,370                    (6,250)
    Changes in working capital                                       (60,483)                 (107,850)
                                                                   ---------                 ---------

Net cash provided by operations                                      151,590                    49,682
                                                                   ---------                 ---------

CASH FLOWS FROM INVESTING

  Capital expenditures                                               (96,622)                 (101,251)
  Acquisitions                                                        (4,675)                  (80,726)
  Short-term investments                                               6,188                    65,832
  Proceeds from property, plant and
    equipment dispositions                                            12,630                    27,544
  Other                                                                 (540)                   (3,226)
                                                                   ---------                 ---------

Net cash used for investing                                          (83,019)                  (91,827)
                                                                   ---------                 ---------

CASH FLOWS FROM FINANCING

  Net increase (decrease) in long-term
    borrowings (includes current portion)                            (61,993)                   21,329
  Issuance of equity securities                                       17,420                     4,070
  Dividends, net of reinvestments                                    (15,295)                   (9,068)
                                                                   ---------                 ---------

Net cash provided (consumed) by financing                            (59,868)                   16,331
                                                                   ---------                 ---------

Effect of exchange rate changes                                       (1,704)                      565
                                                                   ---------                 ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     6,999                   (25,249)
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD                                        116,847                   136,435
                                                                   ---------                 ---------

CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                                            $ 123,846                 $ 111,186
                                                                   =========                 =========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)

                                                THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                   SEPTEMBER 30                                  SEPTEMBER 30
                                        ----------------------------------            ----------------------------------
                                            1997                   1996                   1997                   1996
                                        -----------            -----------            -----------            -----------
NET SALES

Canada                                  $   273,294            $   263,055            $   551,338            $   507,716
United States                               338,971                313,209                781,872                693,208
                                        -----------            -----------            -----------            -----------

TOTAL NET SALES                         $   612,265            $   576,264            $ 1,333,210            $ 1,200,924
                                        ===========            ===========            ===========            ===========


INCOME FROM OPERATIONS
   (See Note 6)

Canada                                  $    81,193            $    71,354            $    89,123            $    64,099
United States                                78,054                 71,392                118,850                 93,274
                                        -----------            -----------            -----------            -----------
INCOME FROM
   OPERATIONS                               159,247                142,746                207,973                157,373

Interest expense, net                        (2,451)                (4,074)                (8,647)               (10,880)
                                        -----------            -----------            -----------            -----------

PRE-TAX INCOME                          $   156,796            $   138,672            $   199,326            $   146,493
                                        ===========            ===========            ===========            ===========


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

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method, and all other inventories are valued at average cost. At September 30, 1997 and 1996, and at December 31, 1996, inventories consisted of the following (in thousands):

                                      September 30      September 30      December 31
                                          1997             1996              1996
                                      ------------      ------------      -----------
     Finished products                  $  87,008         $  89,665        $ 100,900
     Work in process                       10,899            16,018           13,711
     Raw materials and fuel                54,067            46,996           45,550
     Maintenance and operating
       supplies                            44,571            44,442           45,643
                                        ---------         ---------        ---------

     Total inventories                  $ 196,545         $ 197,121        $ 205,804
                                        =========         =========        =========

5. Cash paid during the period for interest and taxes, is as follows (in thousands):

                                                          Nine Months
                                                      Ended September 30
                                                  -------------------------
                                                     1997           1996
                                                  ---------       ---------
     Interest                                     $  12,273       $  15,274
     Income Taxes (net of refunds)                   50,570          45,043



6. In prior years, an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. This resulted in an increase in 1996 Canadian net sales and pre-tax income of U.S. $13.7 million with a corresponding decrease for the U.S. The impact of this agreement was immaterial to consolidated net income. The net sales and income from operations for Canada and the U.S. presented in the condensed consolidated geographic information for the nine months ended September 30, 1996 does not reflect this reallocation.

7. As discussed in its 1996 Annual Report on Form 10-K, LCI is a defendant in lawsuits in Canada arising from claims regarding alleged defective fly ash and cement. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. The trial of this matter commenced in September and is expected to continue until early December. LCI believes that it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Also, the Company, among others, has been named in two lawsuits in Texas alleging exposure to toxic substances. The amount of liability, if any, to the Company is uncertain. The Company filed general denials to both suits and is vigorously defending the lawsuits. Finally, the Company has been notified by the Environmental Protection Agency that it is one of several potentially responsible parties for clean-up costs at certain waste disposal sites. When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements.

     In addition, the Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.

8. During the first quarter of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. This new standard, which the Company must adopt after December 15, 1997 for the year ended December 31, 1997, replaces primary EPS with basic EPS and replaces fully diluted EPS with diluted EPS. Computed pursuant to SFAS No. 128, basic EPS and diluted EPS for the three months ending September 30, 1997 would have been $1.36 and $1.35, respectively. For the nine months ending September 30,

     1997 basic and diluted EPS would have been $1.73 and $1.72, respectively. In addition, basic and diluted EPS for the nine months ending September 30, 1996 would have been $1.29 and $1.25, respectively.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company's net income of $97.0 million in 1997 compares with $84.6 million for the same period in 1996. Net income per common equity share was $1.35 compared with $1.21. The earnings increase was mainly due to improved operating margins in the Company's cement and construction materials product lines and earnings from the gypsum wallboard division which was created upon the acquisition of two wallboard plants in September 1996. Operating income increased 14 percent in Canada to $81.2 million. U.S. operating income rose from $71.4 million to $78.1 million.

The Company's net sales of $612.3 million were 6 percent higher than the $576.3 million reached in 1996. Canadian and U.S. net sales were 4 percent and 8 percent higher. The improvement is due mostly to higher cement prices, higher ready-mixed concrete shipments and prices, and the new gypsum wallboard operations which added $24 million of sales in the U.S. Cement shipments were virtually unchanged from last year. Ready-mixed concrete volumes rose 2 percent, and aggregate volumes were unchanged.

Third quarter operating profit from the Company's cement operations was $118.8 million, $10.6 million better than last year. The improvement resulted from a 4 percent increase in net reals (delivered price per ton to customer less freight) while costs remained stable. Net sales were 3 percent higher. Operating profit from Canadian cement operations was $46.2 million, $6.1 million better than 1996. Shipments were 2 percent higher as increased shipments in the western prairie provinces (31 percent) compensated for weak market conditions in Quebec and lower shipments in the Canadian Maritimes due to the completion of the Confederation Bridge project in early 1997. Net reals (excluding exchange rate fluctuation) were 4 percent higher and net sales increased 8 percent. Clinker capacity utilization at the Canadian plants dropped to 92.6 percent in 1997 from
97.2 percent in 1996, primarily due to the shutdown of one kiln at the Company's Nova Scotia cement plant which was used in 1996 to supply the Confederation Bridge project. In the U.S., earnings of $72.6 million were $4.5 million better than 1996. Higher cement prices (4 percent) drove the improvement. Net sales rose slightly (1 percent).

Earnings from the Company's construction materials and waste management operations were $50.5 million, $5.7 million better than 1996. The improvement was mainly due to higher ready-mixed concrete shipments and prices. Net sales were unchanged. In Canada, earnings were $39.1 million, $5.2 million better than last year primarily due to higher volumes and higher ready-mixed concrete prices in western Canada, coupled with cost containment in the east. Ready-mixed concrete and aggregate shipments improved 3 percent and 6 percent as demand rose in Ontario and the western provinces, more than offsetting a drop in shipments to the Confederation Bridge project in the Canadian Maritimes and lower shipments in Quebec and British Columbia due to a softening of demand. The improvement from higher volumes was somewhat offset by higher operating costs in western Canada. In the U.S., earnings were $11.4 million, $.5 million better than a year ago. Net sales dropped 2 percent. Ready-mixed concrete operating costs per cubic meter (M3) declined 6 percent mainly due to restructuring of certain operations in the Mid-West and continued cost containment. Due to a drop in residential construction and adverse weather conditions in some U.S. markets, ready-mixed concrete volumes were unchanged while aggregate volumes declined 12 percent.

The Company's effective income tax rate was 38.1 percent in 1997 and 39.0 percent in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company's net income of $122.8 million, or $1.72 per common equity share compares with net income of $89.7 million, or $1.28 per common equity share for the first nine months of 1996. The earnings improvement resulted from higher shipments in all main product lines (cement, ready-mixed concrete and aggregates), a 4 percent increase in cement net reals and a 2 percent escalation in ready-mixed concrete prices. Additionally, the new gypsum wallboard operations earned $10.2 million. These improvements were partially offset by higher cement plant costs and higher material and operating costs in the Company's construction materials operations.

Net sales were $1,333.2 million, an 11 percent increase over 1996. Cement shipments were 2 percent higher. Ready-mixed concrete and aggregate volumes improved by 6 percent and 5 percent, respectively. Canadian net sales of $551.3 million were 9 percent above 1996. U.S. net sales improved by 13 percent.

Operating profit from the Company's cement operations was $182.2 million, $29.6 million better than 1996 due to higher shipments and prices somewhat offset by higher plant costs. Net sales climbed 5 percent. Operating profit from Canadian operations of $70.5 million was $17.9 million better than 1996. Net reals and shipments were 4 percent and 5 percent higher which boosted net sales by 11 percent. In eastern Canada, higher shipments in Ontario were offset by declines in Quebec (weak economic conditions) and in the Atlantic provinces, due to higher shipments in 1996 to the Confederation Bridge project. Shipments in the west were substantially higher in the Prairie provinces due to improved market conditions. In the U.S., earnings were $111.7 million, $11.8 million higher than 1996. The improvement was due to slightly higher shipments (1 percent) and a 4 percent increase in net reals partly offset by higher plant costs and cement purchases.

The Company's construction materials and waste management operations earned $53.5 million, $15.8 million better than 1996. Net sales were 4 percent higher. In Canada, earnings were $33.4 million, $11.1 million better than 1996. Net sales were 6 percent higher reflecting a 9 percent increase in both ready-mixed concrete and aggregate volumes. In eastern Canada, gains in Ontario were partly offset by a slow Quebec economy and lower shipments in the Canadian Maritimes. Earnings in the west were up because of increased demand in the prairie provinces and higher ready-mixed concrete prices, somewhat offset by higher material and operating costs. The U.S. results were $20.1 million, $4.7 million better mainly due to a 5 percent improvement in ready-mixed concrete prices. Net sales were up 1 percent. Ready-mixed concrete volumes were essentially equal to last year while aggregate volumes were down 4 percent. Ready-mixed concrete operating costs per cubic meter decreased 5 percent primarily due to the restructuring of operations in St. Louis. Aggregate cost per tonne was 7 percent lower mainly due to the sale of non-strategic assets in 1996 and cost containment.

The Company's effective income tax rate was 38.4 percent in 1997 and 38.8 percent in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $151.6 million in the first nine months of 1997 as compared to $49.7 million in 1996. This improvement was mainly due to higher net income and non-cash charges, and lower increase in working capital. Net cash used for investing activities in 1997 was $83.0 million as compared to $91.8 million in 1996. The change from last year resulted from a decrease in acquisitions (the Company's purchase of two gypsum wallboard plants in September 1996) partially offset by lower proceeds from the sale of short-term investments. In 1997, cash consumed by financing activities was $59.9 million compared to net cash provided of $16.3 million in 1996. The change was primarily due to a decrease in debt.

Capital expenditures (excluding acquisitions) are not expected to exceed $175.0 million in 1997. Committed bank lines of credit totaled $150.0 million under which no amounts were outstanding.

                                 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I: Notes to Condensed Consolidated Financial Statements (page 8) for a description of certain legal and environmental matters. There are no new matters to report, and there have been no significant developments in previously reported matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   Page
                                                                            ----

    (a)  Exhibits

         Exhibit 11 - Statement regarding computation of net income
         per common equity share.                                            15

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three-months ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LAFARGE CORPORATION

Date: November 13, 1997                        By: /s/ Larry J. Waisanen
      -------------------                          ----------------------
                                                   LARRY J. WAISANEN
                                                   Senior Vice President
                                                   and Chief Financial Officer