Form 10-K405
period 1997-12-31
LAFARGE CORP
filed 1998-03-30
CIK 716783

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from          to
                         Commission File Number 0-11936
                      ------------------------------------
                              LAFARGE CORPORATION
              (Exact name of Company as specified in its charter)

                   MARYLAND                                            58-1290226
       (State or other jurisdiction of                    (I.R.S. Employer identification No.)
        incorporation or organization)
         11130 SUNRISE VALLEY DRIVE,                                     20191
         SUITE 300, RESTON, VIRGINIA                                   (Zip Code)
   (Address of principal executive offices)

        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 264-3600

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                       -----------------------------------------
   Common Stock, par value $1.00 per share                   New York Stock Exchange, Inc.
                                                               The Toronto Stock Exchange
                                                                   Montreal Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                TITLES OF CLASS

                                     ------

                                      None
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the Company at March 6, 1998:
                                                                  $1,198,707,615

     Indicate the number of shares of each of the Company's classes of common stock, as of the latest practicable date.

                    CLASS                                     OUTSTANDING AT MARCH 6, 1998
                    -----                                     ----------------------------
   Common Stock, par value $1.00 per share               71,780,028 shares (including 6,154,501
                                                           Exchangeable Preference Shares of
                                                                  Lafarge Canada Inc.)

                              DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF FORM 10-K INTO WHICH THE
                   DOCUMENT                                     DOCUMENT IS INCORPORATED
                   --------                                 --------------------------------
            Proxy Statement dated                                       Part III
                March 23, 1998

================================================================================

ITEM 1.  BUSINESS

Lafarge Corporation (the "Company"), a Maryland corporation, is engaged in the production and sale of cement and ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes, precast and prestressed concrete components, reinforcing steel and gypsum wallboard in the United States and Canada. The Company believes that it is one of the largest producers of cement and construction materials in North America. The Company is also engaged in road building and other construction using many of its own products. Its wholly-owned subsidiary, Systech Environmental Corporation ("Systech"), processes fuel-quality waste and alternative raw materials for use in cement kilns. The Company's Canadian operations are carried out by Lafarge Canada Inc. ("LCI"), a major operating subsidiary of the Company. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities. The terms "Company", "LCI" and "Systech", as used in this Annual Report, include not only Lafarge Corporation, Lafarge Canada Inc. and Systech Environmental Corporation, respectively, but also their subsidiaries and predecessors, unless the context indicates otherwise.

The Company manufactures and sells various types of portland cement, which is widely used in most types of residential, institutional, commercial and industrial construction. The Company also manufactures and sells a variety of specialty cements and cementitious materials. At December 31, 1997 the Company operated 14 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 11.7 million tons and two cement grinding facilities. The Company sells cement primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. During 1997 the Company's cement operations accounted for 52 percent of consolidated net sales, after the elimination of intracompany sales, and 73 percent of consolidated income from operations.

Management believes that LCI is the largest producer of concrete-related building materials in Canada, where 83 percent of the Company's construction materials facilities were located at December 31, 1997. The U.S. construction materials operations are located primarily in Kansas, Louisiana, Missouri, Ohio, Pennsylvania, Washington, West Virginia and Wisconsin. The Company's significant construction materials activities include the manufacture and sale of ready-mixed concrete, construction aggregates, other concrete products and asphalt and road construction. The Company has operations at approximately 400 locations including ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 1997 the Company's construction materials operations accounted for 43 percent of consolidated net sales, after the elimination of intracompany sales, and 23 percent of consolidated income from operations.

In September 1996 the Company entered the gypsum wallboard business by acquiring two manufacturing plants located in Buchanan, New York and Wilmington, Delaware. The Company manufactures and sells a full line of gypsum wallboard products including moisture resistant and fire rated wallboard in a variety of dimensions. Gypsum wallboard is used in residential and commercial construction as well as remodeling and repair. At December 31, 1997 the two manufacturing plants had a combined rated annual capacity of 700 million square feet (MSF) of wallboard. The Company sells gypsum wallboard products primarily to residential and commercial building materials dealers and individual and regional/national gypsum distributors. During 1997 the Company's gypsum wallboard operations accounted for 5 percent of consolidated net sales, after the elimination of intracompany sales, and 4 percent of consolidated income from operations.

At December 31, 1997 Systech operated five facilities at cement plants in the U.S., including three plants that are owned by the Company. Systech processed approximately 56 million gallons of fuel-quality waste in 1997. Systech's results of operations are included in the results of the Company's cement operations. In August 1997 the owner of one cement plant which was using fuel-quality waste supplied by Systech stopped using this waste. The impact of this change on the Company was not material.

No single unaffiliated customer accounted for more than 10 percent of the Company's consolidated sales during 1997, 1996 or 1995.

The executive offices of the Company are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 20191, and its telephone number is (703) 264-3600.

                      (A)  GENERAL DEVELOPMENT OF BUSINESS

In 1970 Lafarge Coppee (now Lafarge S.A.) acquired control of Canada Cement Lafarge Ltd. (now LCI) which was Canada's largest cement producer. In 1974 LCI extended its cement manufacturing operations into the United States through a joint venture which operated three cement plants in the United States. Following the termination of the joint venture in 1977, the Company (which was incorporated in Maryland in 1977 under the name Citadel Cement Corporation of Maryland) operated two of these U.S. cement plants. In 1981 a subsidiary of the Company acquired the common stock of General Portland Inc. ("General Portland"), the second largest cement producer in the U.S. In 1983 a corporate reorganization was effected which established the Company as the parent company of LCI and General Portland (General Portland was merged into the Company in 1988), and the Company's name was changed to Lafarge Corporation. In 1986 the Company purchased substantially all the assets of National Gypsum Company's Huron Cement Division, consisting of one cement plant, 13 cement terminals and related distribution facilities around the Great Lakes. Also in 1986 the Company acquired Systech. During 1989, 1990 and 1991, the Company significantly expanded its U.S. construction materials operations through acquisitions, the largest of which included 32 plant facilities in five states and substantial mineral reserves acquired from Standard Slag Holding Company headquartered in Ohio. The Company acquired Missouri Portland Cement Company, Davenport Cement Company and certain related companies and assets in 1991. This acquisition included three cement plants and 15 cement distribution terminals located in the Mississippi River Basin, more than 30 ready-mixed concrete and aggregate operations and the assets of a chemical admixtures business. In September 1996 the Company acquired two gypsum wallboard manufacturing plants located in Buchanan, New York, and Wilmington, Delaware, and created a new division, Lafarge Gypsum.

PENDING ACQUISITIONS

On March 17, 1998, the Company announced that it will purchase a number of construction materials businesses in North America from Lafarge S.A., its majority shareholder. The Company's Board of Directors voted to accept the recommendation of a committee of independent directors that the Company acquire the businesses of Denver-based Western Mobile Inc.; Redland Genstar Inc. of Towson, Maryland; and Redland Quarries Inc. of Hamilton, Ontario. Lafarge S.A. took control of these operations late last year when it acquired the British construction materials firm Redland PLC. The purchase price to be paid is $690 million.

The acquisition, which is subject to meeting certain regulatory and administrative requirements, will increase the Company's annual sales volumes of construction aggregates by about 75 percent to approximately 75 million tons. It will also expand the Company's ready-mixed concrete sales volumes in North America by a third to nearly 10 million cubic yards and will add more than 6 million tons of asphalt sales annually. The 125 operations being acquired posted combined revenues of more than $520 million in 1997.

Western Mobile Inc. is Colorado's leading supplier of aggregates, concrete and highway paving services. The company has 1,700 employees in 95 locations in Colorado, New Mexico and Wyoming. Redland Genstar Inc. operates in 14 Maryland counties and holds leading market positions in each of its main business lines of aggregates, ready-mixed concrete, asphalt and paving. The company employs 850 people who predominately serve the residential, commercial and road building sectors in the Washington, DC - Baltimore corridor. Redland Quarries Inc. operates aggregate and asphalt businesses in southern Ontario and western New York. The company has about 270 employees.

In December 1997, the Company announced that it was in discussions with Holnam, Inc. to acquire its cement plant in Seattle, Washington and related assets including a limestone quarry on Texada Island, British Columbia and two cement terminals. In February 1998, the Company and Holnam, Inc. entered into a letter of intent regarding the foregoing transaction. Closing on the acquisition is subject to due diligence, regulatory approvals and execution of a definitive asset purchase agreement.

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

               (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are closely integrated. The Company's single business segment is construction materials which includes the production and sale of cement and ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes, precast and prestressed concrete components, reinforcing steel and gypsum wallboard. In addition, the Company is engaged in road building and other construction utilizing many of its own products. Its subsidiary, Systech, processes fuel-quality waste and alternative raw materials for use in cement kilns. Financial information with respect to the Company's product lines and geographic segments is set forth under Item 7 - Management's Discussion of Income on pages II-3 through II-19, Management's Discussion of Cash Flows on pages II-20 through II-21 and Item 8 - Consolidated Financial Statements and Supplementary Data on pages II-45 and II-46 of this Annual Report.

The Company's business is affected significantly by seasonal variations in weather conditions. Information with respect to quarterly financial results is set forth in Item 8 page II-53 of this Annual Report.

                     (C)  NARRATIVE DESCRIPTION OF BUSINESS

CEMENT PRODUCT LINE

The Company manufactures and sells in Canada (through its subsidiary LCI) and in the United States various types of portland cement, a basic construction material manufactured principally from limestone and clay or shale. Portland cement is the essential binding ingredient in concrete, which is widely used in most types of residential, institutional, commercial and industrial construction. In addition to normal portland cement, the Company manufactures and sells a variety of specialty cements, such as high early strength, moderate heat of hydration, sulfate resistant, silica fume, masonry and oilwell cement.

At December 31, 1997 the rated annual clinker production capacity of the Company's operating cement manufacturing plants was approximately 11.7 million tons with about 5.2 million tons in Canada and 6.5 million tons in the United States. The Canadian Portland Cement Association's "Plant Information Summary Report" which was prepared as of December 31, 1996 shows that LCI's capacity is the largest of the cement companies in Canada and represented approximately 35 percent of the total active industry clinker production capacity in that country. A similar report for the U.S. prepared as of December 31, 1996 shows that the Company's operating cement manufacturing plants in the United States accounted for an estimated 8 percent of total U.S. active industry clinker production capacity.

Cement Plants

The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of the Company's operating cement manufacturing plants at December 31, 1997. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.

                  Rated Annual Clinker Production Capacity of
                          Cement Manufacturing Plants
                               (In short tons) *


                 United States Plants                                      Canadian Plants
------------------------------------------------------  ------------------------------------------------------
Location                   Process            Clinker   Location             Process                  Clinker
--------                   -------           ---------  --------           -----------               ---------
                                             Capacity                                                Capacity
                                             ---------                                               ---------
Paulding, OH                 Wet               471,200  Brookfield, N.S.       Dry                     517,700
Fredonia, KS                 Wet               376,200  St. Constant, QUE      Dry                   1,046,200
Whitehall, PA                Dry    ***        718,600  Bath, ONT              Dry      ***          1,121,700
Alpena, MI                   Dry             2,275,500  Woodstock, ONT         Wet                     561,400
Davenport, IA                Dry    **         943,500  Exshaw, ALTA           Dry      **           1,185,500
Sugar Creek, MO              Dry               517,500  Kamloops, B.C.         Dry                     211,700
Joppa, IL                    Dry    ***      1,172,900  Richmond, B.C.         Wet                     558,100
                                             ---------                                               ---------
Total Capacity                               6,475,400  Total Capacity                               5,202,300
                                             =========                                               =========
Total 1997 clinker production                6,106,400  Total 1997 clinker production                4,293,000
                                             =========                                               =========
1997 production as a percentage                         1997 production as a percentage
of total capacity                                  94%  of total capacity                                  82%
                                             =========                                               =========


*  One short ton equals 2,000 pounds.

** Preheater, pre-calciner plants. The capacity of Exshaw's preheater, pre-calciner kiln is 65 percent of the plant's clinker production capacity.

*** Preheater plants. The capacity of Joppa's preheater kiln is 55 percent of the plant's clinker production capacity.

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

At December 31, 1997, the Company owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Montreal East, Quebec; Superior, Wisconsin and Port Manatee and Tampa, Florida. The Fort Whyte grinding plant was shutdown in 1994; furthermore, the Edmonton, Montreal East and Superior grinding plants have been shutdown for several years as cement grinding has not been cost effective at these locations. These plants were used during 1997 for the storage of cement. The Port Manatee and Tampa plants include facilities for receiving clinker and cement by water. The Company owns clinker producing plants which have been shutdown in Havelock, New Brunswick and Fort Whyte, Manitoba.

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

The raw materials required to manufacture cement are obtained principally from operations which are owned by the Company or in which it has long-term quarrying rights. These sources are located close to the manufacturing plants except for the Joppa and Richmond quarries which are located approximately 70 and 80 miles, respectively, from the plant site. Quarried materials are delivered to Joppa and Richmond by barge. Each cement manufacturing plant is equipped with rock crushing equipment. At Richmond, the Company owns the reserves, but does not currently quarry them. The Company purchases limestone for Richmond from a
local source.    At Joppa, the Company owns the reserves, but leases the
quarrying rights and purchases limestone from the lessee. At Whitehall and Kamloops the Company sub-contracts the quarry operations.

Fuel represents a significant portion of the cost of manufacturing cement. The Company has placed special emphasis on becoming, and has become, more efficient in its sourcing and use of fuel. Dry process plants generally consume significantly less fuel per ton of output than do wet process plants. At December 31, 1997 approximately 82 percent and 87 percent of the Company's clinker production capacity in Canada and the United States, respectively, used the dry process.

As an additional means of reducing energy costs, most plants are now equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting the Company to take advantage of price variations between fuels.

The use of fuel-quality waste supplied by Systech has also resulted in substantial fuel cost savings to the Company. At December 31, 1997 the Company used fuel-quality waste materials obtained and processed by Systech as fuel at three of the Company's United States cement plants. Fuel-quality waste supplied by Systech constituted approximately 9 percent of the fuel used by the Company in all of its cement operations during 1997.

The Company's three U.S. cement plants which utilize fuel-quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act (RCRA) and Boiler and Industrial Furnaces (BIF) regulations. See pages II-15 through II-19 of Item 7 of this Annual Report for further discussion regarding the RCRA and BIF regulations.

The following table shows the possible alternative fuel sources of the Company's cement manufacturing plants in the United States and Canada at December 31, 1997.


PLANT LOCATION                 FUELS
--------------                 -----
United States:

Paulding, Ohio................ Coal, Coke,  Fuel-Quality Waste
Fredonia, Kansas.............. Coal, Fuel-Quality Waste, Natural Gas, Coke
Whitehall, Pennsylvania....... Coal, Oil, Coke, Tire Derived Fuel
Alpena, Michigan.............. Coal, Coke, Fuel-Quality Waste, Natural Gas
Davenport, Iowa............... Coal, Coke
Sugar Creek, Missouri......... Coal, Coke, Natural Gas
Joppa, Illinois............... Coal, Coke, Natural Gas

Canada:

Brookfield, Nova Scotia....... Coal, Oil, Fuel-Quality Waste
St. Constant, Quebec.......... Natural Gas, Oil, Coke, Pitch Fuel, Tire
                               Derived Fuel
Bath, Ontario................. Natural Gas, Coke, Coal
Woodstock, Ontario............ Natural Gas, Coal, Coke, Oil
Exshaw, Alberta............... Natural Gas
Kamloops, British Columbia.... Natural Gas, Coal, Coke
Richmond, British Columbia.... Natural Gas, Coke, Coal Tailings, Bio Gas

Marketing

Cement is sold by the Company primarily to manufacturers of ready-mixed concrete and other concrete products and to contractors throughout Canada and in many areas of the United States. The states in which the Company had the most significant U.S. sales in 1997 were Florida and Michigan. Other states in which the Company had significant sales include Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, Nebraska, New Jersey, New York, North Dakota, Ohio, Pennsylvania, Tennessee, Wisconsin and Washington.

The provinces in Canada in which the Company had the most significant sales of cement products were Ontario and Alberta, which together accounted for approximately 48 percent of the Company's total Canadian cement shipments in 1997. Other provinces in which the Company had significant sales include British Columbia and Quebec. Approximately 34 percent of the Company's cement shipments in Canada were made to affiliates.

The Company sells cement to several thousand unaffiliated customers. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. The amount of backlog orders, as measured by written contracts, is normally not significant.

At December 31, 1997 sales offices in the United States were located in Buffalo, New York; Port Manatee, Florida; Whitehall, Pennsylvania; Maumee, Ohio; Lansing, Michigan; Milwaukee, Wisconsin; Seattle and Spokane, Washington; Kansas City, Missouri; Davenport, Iowa; Valley City, Bismarck and Grand Forks, North Dakota; Nashville, Tennessee and Georgetown, Texas.

At December 31, 1997 sales offices in Canada were located in Moncton, New Brunswick; Quebec City and Montreal, Quebec; Richmond Hill, Ontario; Winnipeg, Manitoba; Regina and Saskatoon, Saskatchewan; Edmonton, Alberta; and Kamloops and Vancouver, British Columbia.

Distribution and storage facilities are maintained at all cement manufacturing and finishing plants and at approximately 84 other locations including four deep water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be economically shipped considerably greater distances. Cement is distributed primarily in bulk but also in paper bags.

The Company utilizes trucks, rail cars and waterborne vessels to transport cement from its plants to distribution facilities or directly to customers. Transportation equipment is owned, leased or contracted as required. In addition, some customers in the United States make their own transportation arrangements and take delivery of cement at the manufacturing plant or distribution facility.

Systech Environmental Corporation processes fuel-quality waste and alternative raw materials for use in cement kilns. Using a technology called co-processing, Systech provides high BTU value waste as a fuel substitute for coal, natural gas and petroleum coke in heating the cement kiln. Co-processing preserves natural resources and serves as a safe and efficient method to manage selected waste.
In addition, co-processing makes the cement plant more competitive by reducing fuel cost, which represents about 15 percent of cement manufacturing cost.

CONSTRUCTION MATERIALS PRODUCT LINE

The Company is engaged in the production and sale of ready-mixed concrete, aggregates, asphalt, concrete blocks and pipes, precast and prestressed concrete components and other related products. The Company is also engaged in highway and municipal paving and road building.

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

The Company owned or had a majority interest in 354 construction materials facilities in Canada at December 31, 1997. Of these, 138 are ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 46 percent of the plants are located), Alberta, Quebec and British Columbia. The Company also owns ready-mixed concrete plants in New Brunswick, Nova Scotia, Saskatchewan and Manitoba. The Company owns 134 construction aggregates facilities in Canada, approximately 41 percent of which are located in Ontario. The other aggregates facilities are located in Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia. The Company's 30 Canadian asphalt facilities are also concentrated primarily in Ontario with the remaining plants in Alberta, Nova Scotia, New Brunswick and Quebec. The Company owns a total of 52 precast and prestressed concrete, concrete block and concrete pipe plants and miscellaneous other construction materials operations in Ontario (where approximately 42 percent of the plants are located), Alberta, British Columbia, Manitoba, Quebec, New Brunswick and Nova Scotia.

In the U.S., the Company owned or had a majority interest in 75 construction materials facilities at December 31, 1997. Of these, 40 are ready-mixed concrete plants located and with similar concentrations in Missouri, Louisiana and Wisconsin, and to a lesser extent in Kansas. Of the Company's 29 U.S. construction aggregates facilities, 14 are in Ohio, 7 in Missouri, with the remainder located in Pennsylvania, Washington, West Virginia and Wisconsin. The Company owns a total of 6 concrete paving stone, trucking and miscellaneous other construction materials operations located in Michigan, Missouri, Pennsylvania and Wisconsin.

In addition, the Company has minority interests in a number of smaller companies primarily engaged in the production and sale of ready-mixed concrete, other concrete products and aggregates in Canada and the U.S.

GYPSUM WALLBOARD PRODUCT LINE

The Company manufactures and sells in the United States a full line of gypsum wallboard products which includes moisture resistant and fire rated wallboard in a variety of dimensions. Gypsum wallboard's primary uses are for fire protection, sound insulation and aesthetic appeal. The primary drivers of demand are new residential and commercial construction, and repair and remodeling.

Wallboard Plants

At December 31, 1997 the Company owned two gypsum wallboard manufacturing plants with a combined rated annual production capacity of approximately 700 million square feet (MSF). The Buchanan, New York plant has a rated capacity of 330 MSF. The Company's Wilmington, Delaware plant has a rated capacity of 370 MSF. Both plants are fueled primarily by natural gas with #2 fuel oil as backup. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The Wilmington facility is located at the Port of Wilmington. The site is leased through the year 2000. Management has entered into discussions with the Port Authority to extend the lease agreement. The Company owns the Buchanan plant site. The Company believes that each of its manufacturing plants is in satisfactory operating condition.

The Manufacturing Process

Gypsum is the common term for calcium sulfate dihydrate. The water molecules are physically locked inside the crystal structure of the gypsum molecule. Gypsum, the major raw material required to manufacture wallboard, is obtained from a third party.

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

The stucco is blended with water and other ingredients in a mixer to form a slurry. This slurry is then extruded between two continuous sheets of paper at the forming station. The extended product travels down a long line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum. As it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength. When the product has achieved initial "set" or firmness (approximately 3 minutes), the product is cut into lengths. The individual boards are then dried in a kiln to remove excess water. The boards are packaged face to face and stored until ready for shipment.


Marketing

The Company's gypsum wallboard products are sold to a variety of residential and commercial building materials dealers, individual and regional/national gypsum distributors, original equipment manufacturers, building materials distribution companies, lumber yards and "Do-It-Yourself" home centers. The Buchanan, New York plant's principal markets include New York and New Jersey. The Wilmington, Delaware plant's largest markets are Pennsylvania and North Carolina followed closely by Maryland and Virginia. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at each plant site. The amount of back-log orders, as measured by written contracts, is normally not significant.

The Company utilizes contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, Wilmington is fully equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in over 90 percent of its production being shipped within 100-200 miles of the plant. The Wilmington plant ships over 50 percent of its production within 200 miles of the plant.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company is involved in research and development through its own technical services laboratories and through its participation in the Portland Cement Association. In addition, Lafarge S.A., LCI and the Company are parties to agreements relating to the exchange of technical and management expertise under which the Company has access to the research and development resources of Lafarge S.A. Research is directed toward improvement of existing technology in the manufacturing of cement, concrete, wallboard and related products as well as the development of new manufacturing techniques and products. Systech is also engaged in research and development in an effort to further develop the technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $7.2 million, $6.3 million and $6.6 million for 1997, 1996 and 1995, respectively. This includes amounts accrued for technical services rendered by Lafarge S.A. to the Company, under the terms of the agreements discussed above, of $6.3 million during 1997, $5.7 million during 1996 and $5.5 million during 1995.

CAPITAL EXPENDITURES AND ASSET DISPOSITIONS

The Company's business is relatively capital-intensive. During the three-year period ended December 31, 1997 the Company's capital expenditures were approximately $371 million, principally for the modernization or replacement of existing equipment. Of this amount, approximately 62 percent related to cement operations, 37 percent to construction materials operations and 1 percent to gypsum operations. During the same period, the Company also invested approximately $122 million in various acquisitions that expanded its market and product lines. Of this amount, approximately 52 percent related to gypsum operations, 31 percent to construction materials and 17 percent to cement operations.

In September 1996 the Company acquired G-P Gypsum Corporation's (a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. In January 1996 the Company acquired the remaining interest in Tews Company, a ready-mixed concrete and building materials supplier located in the greater Milwaukee area. In August 1996 the Company formed a joint venture, Innocon, with another major concrete supplier to carry on its ready-mixed concrete business in the greater Toronto, Ontario area. Innocon is a 50/50 joint venture which owns six ready-mixed concrete facilities that are strategically located in this market. In May 1995 the Company purchased all of the issued and outstanding capital stock of National Portland Cement Company which operated a grinding plant in Port Manatee, Florida. In April 1995 the Company acquired the Grey Stone cement terminal in Wilder, Kentucky and in September 1994 the Company acquired the Red Rock Cement terminal in St. Paul, Minnesota.

In May 1996 the Company sold a sand and gravel operation located in Pittsburgh, Pennsylvania. In August 1996 the Company sold Cement terminals in Wilder, Kentucky and in Pittsburgh, Pennsylvania. In 1995 the Indianapolis, Indiana terminal facility was closed.

See General Development of Business - "Recent Significant Divestments" for a discussion on the sale of certain significant nonstrategic assets. During 1997, 1996 and 1995, the Company disposed of various surplus properties, none of which were material.

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

EMPLOYEES

As of December 31, 1997, the Company and its subsidiaries employed 7,300 individuals of which 4,430 were hourly employees. Approximately 1,000 of these hourly employees were engaged in the Company's cement and waste management operations, 3,270 were employed in the construction materials operations and 160 were employed in the gypsum wallboard operations. Salaried employees totaled 2,870. These employees generally perform work in administrative, managerial, marketing, professional and technical endeavors. Overall, the Company considers its relations with employees to be satisfactory.

-    U.S. Cement Operations

The majority of the Company's 551 U.S. hourly employees are represented by labor unions. During 1997 labor agreements were negotiated at the Whitehall, Pennsylvania and Paulding, Ohio cement plants and at the Tampa, Florida cement grinding facility. During 1998 labor agreements will expire at the Paulding, Ohio and Sugar Creek, Missouri cement plants and the Saginaw, Michigan; Detroit, Michigan and Buffalo, New York distribution terminals. The Company expects the agreements to be successfully concluded without work stoppages.

-    U. S. Construction Materials Operations

The Company's 993 U.S. construction materials employees consist of 719 hourly employees and 274 salaried employees. During 1997 the Company acquired two aggregate operations in eastern Missouri and closed or sold certain construction operations in Milwaukee, Wisconsin.

In the U.S., approximately 75 percent of the hourly workforce is covered by 18 collective bargaining agreements with six major labor unions. During 1997 nine collective bargaining and benefit agreements were successfully negotiated with union bargaining groups without a work stoppage. In Missouri the Teamsters organized three of the Company's non-union plants. The Company's final proposal for an initial collective bargaining and benefit agreement was rejected by the union in September 1997. The employees at the three plants conducted a four day strike during the first week of September and returned to work without an agreement. Operations continue at these three facilities without an agreement and any further work interruption. A federal mediator is involved in the negotiations and no further discussions have been scheduled. In 1998 five labor and benefit agreements will expire. One agreement was successfully negotiated in January 1998 and the remaining agreements are expected to be successfully negotiated without a work stoppage.

-    Canadian Cement Operations

Substantially all of the 452 Canadian cement hourly employees are covered by labor agreements. The Exshaw, Alberta cement plant agreement expired at the end of 1997 and was renegotiated for a four year term without a work stoppage. Additionally, in 1997 the Woodstock, Ontario cement plant agreement was renewed for three years; the St-Constant, Quebec cement plant agreement was renewed for five years; the Toronto, Ontario distribution terminal agreement was renewed for two years and the Saskatoon, Saskatchewan terminal agreement was renegotiated for three years. In 1998 agreements will expire at the Bath, Ontario and Brookfield, Nova Scotia cement plants as well as the Montreal East, Quebec and Winnipeg, Manitoba distribution terminals. These agreements are expected to be renewed without a work stoppage.

-    Canadian Construction Materials Operations

Employees in the Canadian construction materials operations totaled 3,379 at the end of 1997 with 2,552 hourly employees and 827 salaried employees.

In eastern Canada, hourly employees are covered by 68 collective bargaining agreements with a number of unions. There are 38 non-union business units in which discussions are held directly with employees. During 1997 31 collective bargaining agreements were renegotiated with union bargaining agents, incurring a work stoppage at one location of five days. Twenty-eight collective bargaining agreements will expire during 1998 throughout eastern Canada and are expected to be successfully concluded without a work stoppage.

In western Canada, there are 33 collective bargaining agreements with several different unions. Six agreements are through employer associations. One ready-mixed concrete operation was de-certified by the employees. During 1997 eight collective labor agreements were renegotiated without a work stoppage. The Company continues to negotiate eight agreements that expired at or near the end of 1997, with no work stoppages anticipated. During 1998 15 collective labor agreements will expire. These agreements are expected to be renewed without a work stoppage.

-    Gypsum Wallboard Operations

Substantially all of the 160 gypsum wallboard hourly employees are covered by labor agreements. There are four local labor agreements with two unions. Three of the labor agreements are in the final year of a six year contract. These agreements are expected to be renewed without a work stoppage. The other agreement is in the third year of a six year contract. The Buchanan and Wilmington plants have no recent history of labor disputes.

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

The Company's operating cement plants located in Canada represented an estimated 35 percent of the rated annual active clinker production capacity of all Canadian cement plants at December 31, 1996. The Company is the only cement producer serving all regions of Canada. The Company's largest competitor in Canada accounted for approximately 20 percent of rated annual active clinker production capacity. The Company's operating cement plants located in the United States at December 31, 1996 represented an estimated 8 percent of the rated annual active clinker production capacity of all U.S. cement plants. The Company's three largest competitors in the United States accounted for 14, 7 and 6 percent, respectively, of the rated annual active clinker production capacity. The preceding statements regarding the Company's ranking and competitive position in the cement industry are based on the U.S. and Canadian Portland Cement Industry: "Plant Information Summary Report" which was prepared as of December 31, 1996.


     (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The information with respect to foreign and domestic operations and export sales is set forth on pages II-45 and II-46 of Item 8 - Financial Statements and Supplementary Data of this Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following tabulation sets forth as of March 27, 1998 the name and age of each of the executive officers of the Company and indicates all positions and offices with the Company held by them at said date.


         Name                          Position                  Age
----------------------       -----------------------------      -----
Bertrand P. Collomb          Chairman of the Board                55

Bernard L. Kasriel           Vice Chairman of the Board           51

John  M. Piecuch             President and Chief                  49
                             Executive Officer

Edward T. Balfe              Executive Vice President and         56
                             President - Construction
                             Materials Group

Duncan S. Gage               Executive Vice President and         48
                             President - U.S. Cement
                             Operations

Peter H. Cooke               Executive Vice President and         49
                             President - Canadian Cement
                             Operations

Larry J. Waisanen            Executive Vice President and         47
                             Chief Financial Officer

Michael J. Balchunas         Senior Vice President and            50
                             President - Western Cement
                             Region

Alain Bouruet-Aubertot       Senior Vice President and            41
                             President -  Lafarge Gypsum
                             Division

Patrick Demars               Senior Vice President -              49
                             Corporate Technical Services

Guillaume Roux               Senior Vice President -              38
                             Planning and Marketing

Thomas W. Tatum              Senior Vice President -              60
                             Human Resources

John C. Porter               Vice President and Controller        59

David C. Jones               Vice President - Legal               56
                             Affairs and Secretary

David W. Carroll             Vice President - Environment         51
                             and Government Affairs

Kevin C. Grant               Vice President and Treasurer         42

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

Larry J. Waisanen was appointed to his current position effective February 10, 1998. He previously served as Senior Vice President and Chief Financial Officer of the Company from January 1996 to February 1998. He served as Assistant General Manager of Lafarge S.A.'s interests in Turkey from May 1992 to December 1995. Prior to that he served as Vice President Controller of Lafarge S.A. from March 1989 to April 1992.

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

Kevin C. Grant was appointed to his current position effective February 10, 1998. He previously served as Treasurer of the Company from June 1995 to February 1998. He served as Vice President - Human Resources Development from June 1994 to June 1995. He also was Sales Manager from June 1992 to June 1994 and Manager of Strategic Studies from June 1991 to June 1992 for Lafarge Fondu International, a subsidiary of Lafarge S.A.

There is no family relationship between any of the executive officers of the Company or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of the Company expires on the date of the next annual meeting of the Board of Directors, scheduled to be held on May 5, 1998.

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

The Wilmington gypsum wallboard facility is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. The lease expires at the end of the year 2000. Management has entered into discussions with the Port Authority to extend the lease agreement.

Limestone quarry sites for the cement manufacturing plants in the United States are owned and are conveniently located near each plant except for the Joppa plant quarry which is located approximately 70 miles from the plant site.

LCI's quarrying rights for limestone used by cement manufacturing plants in the Canadian provinces of Quebec, Nova Scotia, Ontario, Alberta and British Columbia are held under quarry leases, some of which require annual royalty payments to the provincial authorities. Management of the Company estimates that limestone reserves for the cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves owned by the Company or are purchased from suppliers and are readily available.

Deposits of raw materials for the Company's aggregate producing plants are located on or near the plant sites. These deposits are either owned by the Company or leased upon terms which permit orderly mining of reserves.

ITEM 3. LEGAL PROCEEDINGS

Since 1992, a number of owners of buildings located in eastern Ontario, Canada, most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited (Bertrand) and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. There are presently approximately 168 plaintiffs whose claims involve 104 foundations, which are embodied in ten lawsuits. In two of these actions, the plaintiffs have added LCI as a party defendant; in the others, LCI is either a third or fourth party. The damages claimed total more than Cdn. $62 million. In the largest of these actions, approximately 119 plaintiffs are complaining about 81 basement foundations, including a 20-unit condominium, and claiming approximately Cdn. $51.7 million, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. LCI has also been served with cross-claims or third or fourth party claims by Bertrand in the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective flyash. Bertrand amended its claims to allege that the cement supplied by LCI is also defective. In 1995, the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. It has introduced third and fourth party claims against its insurers to have the insurance coverage issues dealt with by the Court at the same time as the liability case. The Company believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Trial on this matter convened in early September 1997 and is expected to continue through the second quarter of 1998.

In late August 1996 the Company, among others, was served with original petitions from two sets of plaintiffs in two similar lawsuits brought in state courts in Starr and Duval Counties, Texas. In the first suit, approximately 180 plaintiffs sued approximately 170 defendants involved in the production, transportation and use of cement, concrete, additives, sand and gravel alleging that these materials contain toxic substances, that the plaintiffs were exposed to the toxic substances in their work areas where they breathe the fumes, inhale the particles and absorb the materials from them which caused injury to their respiratory and nervous systems and brain damage. The plaintiffs claim negligence, gross negligence, and products and strict liability and seek, among other things, both past and future damages, exemplary damages and cost of the suit in an unspecified amount. In the second suit, approximately 70 plaintiffs sued approximately 225 defendants alleging claims similar to those contained in the first suit with an added claim that plaintiffs suffered exposure to defendants' toxic substances in their homes. While the amount of liability, if any, to the Company is uncertain, the Company filed general denials to both suits in late October 1996 and is vigorously defending the lawsuits. Although significant discovery and venue issues have been decided, plaintiffs have filed motions in both cases seeking recusal of the presiding judge, this has effectively stayed all progress in both cases pending resolution of the motions.

On March 18, 1998, a shareholder derivative lawsuit was filed in Circuit Court for Montgomery County, Maryland against all of the directors of the Company alleging breach of fiduciary duty, corporate waste, and gross negligence in connection with the Company's planned purchase of a number of construction materials businesses in North America from Lafarge S.A., its majority shareholder (the "Transaction"). Lafarge S.A. took control of these businesses in late 1997 when it acquired the British construction materials firm Redland PLC. See "Item 1. Business - Pending Acquisitions" of this Annual Report for additional information regarding the Transaction. A special committee of independent directors of the Company's Board of Directors was appointed to evaluate the Transaction. Based upon extensive due diligence and the advice of independent professionals retained by the special committee, including an investment banking firm which advised the committee regarding the fairness of the price and terms of the proposed Transaction, the special committee recommended the Transaction for approval by the full Board of Directors of the Company. On March 16, 1998, the full Board, consisting of a majority of independent directors, approved the Transaction and the Company publicly announced the Transaction on March 17, 1998. The Company has been advised that the directors believe that the lawsuit against them with respect to the Transaction is without merit and intend to vigorously defend the lawsuit.

As with many industrial companies in the U.S. and Canada, the Company is involved in certain environmental enforcement matters where potential penalties may exceed $100,000. It is the Company's practice to attempt to resolve these matters with the appropriate governmental authorities by entering into a consent agreement and/or paying a penalty.

At the Company's Duquesne, Pennsylvania slag processing plant, the Pennsylvania Department of Environmental Protection (DEP) alleged in a July 2, 1997 notice of violation, that the Company has failed to comply with certain portions of a 1980 consent order and agreement (COA) with the DEP. This order was entered into by the prior owners of the plant which the Company acquired in 1989. The cooling or "quenching" of slag on the site had given rise to large volumes of runoff water which was determined to create a pollution problem. The 1980 COA required the construction and operation of a collection and treatment system for all surface water and drainage leaving the plant site and the submission of a plan and permit applications therefor by January 1987. However, in 1982, the quenching process was moved to another site and the water quality at the plant improved significantly. At that time, the prior owners apparently attempted to have the COA modified in light of the cessation of quenching at the plant but they were not successful. Recently, the Company's representatives have been engaged in discussions with DEP about how to resolve this matter. DEP has agreed that the COA should be modified in light of changed circumstances, and negotiations between the Company and the DEP on how to modify the COA are ongoing.

At the Company's cement plant in Davenport, Iowa plant personnel discovered in 1997, in connection with the permitting process for burning certain plastic materials in the kiln, that the plant was exceeding its permit limit emissions of nitrous oxide gas. The Company reported the issue to the Iowa Department of Environmental Quality (IDEQ), was issued a notice of violation, and has submitted a proposed permit revision that is being reviewed by IDEQ. The

Company previously reported that the permit violation may result in a fine in excess of $100,000; however the IDEQ has reduced the proposed fine to $60,000.

At the Company's cement plant in Alpena, Michigan, after a change in the mix of raw materials entering the kiln, plant personnel discovered that the plant was exceeding its permit limit for emissions of hydrogen chloride gas. The Company reported the issue to the Michigan Department of Environmental Quality (MDEQ).
A previous consent order entered into by the Company in 1996 provided for a stipulated penalty if the plant violates any of its permits, which penalty could exceed $300,000. The Company is engaged in discussions with MDEQ regarding a proposed civil penalty. Also at the Alpena plant, storm and surface water runoff has exceeded the plant's water discharge permit with respect to temperature and suspended particulates. These permit violations may result in a fine in excess of $100,000. The Company has provided MDEQ new information as the basis for reducing the amount of a civil penalty.

Lafarge Canada Inc. (LCI) was charged, on July 11, 1997, with violations of the Fisheries Act as a result of discharge of deleterious substances into the Fraser
River.   The incident occurred in March 1997 during a heavy rainstorm at a LCI
Vancouver, British Columbia ready-mixed concrete plant. The extreme rain conditions overwhelmed the containment and recycling system of the plant creating a flood situation and safety concerns, necessitating an emergency release of the pent up waters into the yard and ultimately into the river. LCI has been charged with violations of the Act and is conducting discussions with representatives of the Federal Department of Fisheries and Oceans and the Federal Judiciary Department in order to resolve this matter. This violation may result in a fine in excess of $100,000.

The Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None during the fourth quarter ended December 31, 1997.

                                    PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required in response to Item 5 is reported in Item 7, pages II-23 of this Annual Report and is incorporated herein by reference.

On March 6, 1998, 65,625,527 Common Shares were outstanding and held by 2,785 record holders. In addition, on March 6, 1998, 6,154,501 exchangeable preference shares of LCI, which are exchangeable at the option of the holder into Common Shares on a one-for-one basis and have rights and privileges that parallel those of the Common Shares, were outstanding and held by 6,808 record holders.

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



                      SELECTED CONSOLIDATED FINANCIAL DATA
                   (in millions except as indicated by an *)

                                                Years Ended December 31
                                   ------------------------------------------------
                                     1997      1996      1995      1994      1993
                                   ------------------------------------------------
Operating Results
Net Sales
                                   $1,806.4  $1,649.3  $1,472.2  $1,563.3  $1,494.5
                                   ------------------------------------------------
Income Before the Following Items: $  300.9  $  236.4  $  185.4  $  141.9  $   70.2
Interest expense, net                  (6.6)    (14.1)    (15.2)    (28.8)    (42.7)
Income taxes                         (112.3)    (81.4)    (40.6)    (32.5)    (21.6)
                                   ------------------------------------------------
Net Income                            182.0     140.9     129.6      80.6       5.9
Depreciation, depletion and
amortization                          106.3     100.5      94.3     103.6     115.0
Other items not affecting cash         47.7     (33.4)   (105.6)    (36.2)     34.0
                                   ------------------------------------------------
Net Cash Provided by Operations     $ 336.0   $ 208.0   $ 118.3   $ 148.0   $ 154.9
                                   ================================================
Total Assets                       $1,899.1  $1,813.0  $1,713.9  $1,651.4  $1,687.7
                                   ================================================
Financial Condition at Year End
Working capital                     $ 520.2   $ 394.9   $ 448.6   $ 402.3   $ 315.4
Property, plant and equipment, net    876.7     867.7     797.0     751.9     880.7
Other assets                          206.4     213.0     198.3     192.4     221.8
                                   ------------------------------------------------
Total Net Assets                   $1,603.3  $1,475.6  $1,443.9  $1,346.6  $1,417.9
                                   ================================================
Long-term debt                     $  132.3  $  161.9  $  268.6  $  290.7  $  373.2
Other long-term liabilities           215.3     203.2     194.3     214.5     253.0
Shareholders' equity                1,255.7   1,110.5     981.0     841.4     791.7
                                   ------------------------------------------------
Total Capitalization               $1,603.3  $1,475.6  $1,443.9  $1,346.6  $1,417.9
                                   ================================================
Common Equity Share Information
Net income - basic*                $   2.56  $   2.02  $   1.89  $   1.19  $   0.10
Net income - diluted*              $   2.54  $   1.95  $   1.82  $   1.18  $   0.10
Dividends*                         $   0.42  $   0.40  $   0.375 $   0.30  $   0.30
Book value at year end*            $  17.52  $  15.79  $  14.17  $  12.34  $  11.84
Average shares and equivalents
outstanding                            71.1      69.8      68.7      67.7      61.1
Shares outstanding at year end         71.7      70.4      69.2      68.2      66.9
                                   ================================================
Statistical Data
Capital expenditures               $  124.0  $  124.8  $  121.9  $   95.4  $   58.4
Acquisitions                       $    8.8  $   83.5  $   29.3  $    4.7  $   15.2
Net income as a percentage of net
sales*                                 10.1%      8.5%      8.8%      5.2%      0.4%
Return on average shareholders'
equity*                                15.4%     13.5%     14.2%      9.9%      0.8%
Long-term debt as a percentage of
total capitalization*                   8.3%     11.0%     18.6%     21.6%     26.3%
Number of employees at year end*      7,300     6,800     6,600     6,500     7,400
Exchange rate at year end (Cdn.
to U.S.)*                             0.699     0.730     0.733     0.713     0.755
Average exchange rate for year
(Cdn. to U.S.)*                       0.722     0.733     0.729     0.732     0.775
                                   ================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

MANAGEMENT'S DISCUSSION OF INCOME

The Consolidated Statements of Income (Item 8, page II-28) summarize the Company's operating performance for the past three years. To facilitate analysis, sales and operating profit are discussed by product line and are summarized in the table on page II-4 (in millions).

The Company's three product lines are:

Cement - the production and distribution of portland and specialty cements and cementitious materials, and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

Construction materials - the production and distribution of ready-mixed concrete, construction aggregates, other concrete products, and the construction and paving of roads.

Gypsum wallboard - the production and distribution of gypsum wallboard and related products.

Product line results for 1996 and 1995 have been restated to reflect the reclassification of fuel-quality waste and alternative raw materials from Construction materials to Cement.

                                            YEARS ENDED DECEMBER 31
                                         -----------------------------
                                           1997      1996       1995
                                         -----------------------------
Net Sales
Cement                                   $1,050.5  $  996.2  $   928.0
  Construction materials                    785.4     750.0      651.8
  Gypsum                                     92.1      24.0         --
  Eliminations                             (121.6)   (120.9)    (107.6)
                                         -----------------------------
Total Net Sales                          $1,806.4  $1,649.3   $1,472.2
                                         =============================
Gross Profit
  Cement                                 $  329.9  $  291.2  $   252.7
  Construction materials                    119.8     101.5       70.2
  Gypsum                                     21.5       4.7         --
                                         -----------------------------
Total                                       471.2     397.4      322.9
                                         -----------------------------
Operational Overhead and
 Other Expenses
  Cement                                    (71.1)    (66.3)     (66.9)
  Construction materials                    (39.8)    (41.6)     (36.1)
  Gypsum                                     (8.3)     (2.3)        --
                                         -----------------------------
Total                                      (119.2)   (110.2)    (103.0)
                                         -----------------------------
Income From Operations
  Cement                                    258.8     224.9      185.8
  Construction materials                     80.0      59.9       34.1
  Gypsum                                     13.2       2.4         --
                                         -----------------------------
Total Operating Profit                      352.0     287.2      219.9

 Corporate and unallocated expenses         (51.1)    (50.8)     (34.5)
                                         -----------------------------
Total Income From Operations             $  300.9  $  236.4   $  185.4
                                         =============================
Identifiable Assets
  Cement                                 $  795.2  $  777.0   $  793.0
  Construction materials                    579.6     615.6      565.2
  Gypsum                                     71.8      70.7         --
  Corporate and unallocated assets          452.5     349.7      355.7
                                         -----------------------------
Total Assets                             $1,899.1  $1,813.0   $1,713.9
                                         =============================

YEAR ENDED DECEMBER 31, 1997

NET SALES

The Company's net sales increased 10 percent in 1997 to $1,806.4 million from $1,649.3 million in 1996. Canadian net sales were $769.5 million, up 9 percent. U.S. net sales increased 10 percent to $1,036.9 million. The improvement in both Canada and the U.S. was primarily due to increased product shipments, higher cement and ready-mixed concrete prices, and the Company's gypsum wallboard operations which in its first full year of operation (acquired September 1996) added $92.1 million of sales in the U.S.

Net sales from the Company's cement operations were $1,050.5 million, an increase of 5 percent due to higher shipments and prices. Cement sales volumes escalated 2 percent to 12.9 million tons, while net realization (delivered price per ton to customer less freight) increased 4 percent. U.S. net sales increased 4 percent reflecting continued high levels of infrastructure spending and paving work as well as strength in both the residential and nonresidential sectors. Cement shipments advanced 1 percent as most major markets posted gains. Net realization increased 4 percent. In Canada, net sales were 10 percent higher. Cement shipments and net realization (excluding exchange rate fluctuation) increased 6 percent and 4 percent, respectively. In eastern Canada, cement sales volumes declined 2 percent; however, net realization increased 3 percent. Higher shipments in Ontario (13 percent) due to an increase in residential and commercial construction were offset by declines in Quebec (weak economic conditions) and in the Atlantic provinces due to higher shipments in 1996 to the Confederation Bridge project which was completed in early 1997. In western Canada, cement shipments were 17 percent higher reflecting gains in all major markets except British Columbia. Substantially higher shipments in the Prairie provinces (up 31 percent) because of strong housing starts and higher spending levels in the oil and gas and farming sectors more than offset a 3 percent decline in British Columbia (softening of demand).

The Company's net sales from construction materials operations were $785.4 million, a 5 percent increase. The improvement was attributed to higher ready-mixed concrete and aggregate shipments and increased ready-mixed concrete prices partially offset by the divestment at mid-year of the Quebec construction operation. Ready-mixed concrete and aggregate volumes both climbed 7 percent. Ready-mixed concrete shipments reached 7.4 million cubic yards in 1997 while aggregate volumes rose to 43.1 million tons. In Canada, net sales increased 7 percent reflecting the higher volumes and ready-mixed concrete prices in western Canada. Ready-mixed concrete sales volumes increased 11 percent. In eastern Canada, sales volumes were 4 percent higher because of increased demand in Ontario partially offset by lower shipments in Quebec (weak economic conditions) and completion of the Confederation Bridge project in the Canadian Maritimes.
In the west, higher demand in the Prairie provinces (shipments up 42 percent) pushed ready-mixed concrete sales volumes 17 percent higher, offsetting 7 percent lower shipments in British Columbia due to a softening of demand. Aggregate volumes increased 14 percent mainly due to an improving economy in Ontario and the high level of activity throughout western Canada, offset somewhat by declines in the Atlantic provinces and Quebec. In the U.S., net sales declined 1 percent. Ready-mixed sales volumes increased slightly (1 percent) as all major markets posted gains except Milwaukee where shipments dropped 10 percent due to a slowdown in the residential construction sector. Aggregate shipments declined 6 percent reflecting the divestment in early 1996 of a sand and gravel operation in Pittsburgh, Pennsylvania, the negative impact of a workers' strike at the Mingo, Ohio plant of a raw materials supplier which was settled in July, and the termination of operations at a plant in Cleveland, Ohio. These declines were partially offset by aggregate shipments of approximately .4 million tons from an April 1997 acquisition in Kansas City, Missouri and a 6 percent increase in the Milwaukee division due to higher external sales.

Net sales from the Company's gypsum operations were $92.1 million. Strong market demand in the residential and commercial construction sectors led to strong pricing as well as higher volumes. Wallboard shipments totaled 705 million square feet, with both plants achieving record production levels.

GROSS PROFIT AND COST OF GOODS SOLD

The Company's gross profit as a percentage of net sales increased to 26 percent from 24 percent in 1996. Cement gross profit was 31 percent compared to 29 percent. The improvement was the result of higher volumes and prices as well as a 1 percent reduction in cash costs (excluding depreciation) per ton. Construction materials gross profit increased by 2 percentage points to 15 percent. Higher ready-mixed concrete and aggregate volumes, coupled with higher ready-mixed concrete prices in the U.S. and western Canada, were partially offset by lower aggregate prices and increased material costs. Operating costs were lower in eastern Canada, and the U.S. Ready-mixed concrete operations gross profit per cubic yard rose 10 percent while aggregate operations gross profit per ton improved 8 percent. The gross profit for gypsum wallboard was 23 percent, up 3 percent.

The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement production (in millions of tons) and the clinker production capacity utilization rate:


                        Years Ended December 31
                        -----------------------
                            1997        1996
                        -----------------------
Cement production          12.15       11.54
Clinker capacity
utilization                  89%         85%
                        =======================

Cement production was 5 percent higher than 1996. U.S. production totaled 7.4 million tons, up 5 percent. Clinker capacity utilization at U.S. plants increased to 94 percent from 91 percent. The improvement was due to higher production at a majority of the Company's U.S. cement plants as four plants established clinker production records. However, the Company experienced manufacturing setbacks at two U.S. plants which required higher purchases of clinker to replace lost production. Canadian cement production was 4.7 million tons, up 7 percent. Canadian clinker capacity utilization increased to 82 percent from 76 percent. These improvements were due to the record-setting kiln performance at the Exshaw plant in western Canada.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were $161.0 million in 1997 compared with $151.4 million in 1996. The increase was mainly due to the full year operation of the Company's gypsum wallboard business in addition to higher professional fees. Selling and administrative expenses as a percentage of net sales declined to 8.9 percent in 1997 from 9.2 percent in 1996.

OTHER (INCOME) EXPENSE, NET

Other income and expense consists of items such as equity income, amortization of intangibles and gains and losses from divestitures. Other expense, net was $9.3 million in 1997 compared with $9.6 million in 1996.

PERFORMANCE BY LINE OF BUSINESS

The Company's operating profit from its cement operations (before corporate and unallocated expenses) was $258.8 million, a $33.9 million improvement. Higher sales volumes and prices were somewhat offset by higher plant costs and higher clinker purchases in the U.S. The Company's Canadian operations reported an operating profit of $100.9 million, $22.4 million better than in 1996 due to a 6 percent increase in cement shipments, 4 percent rise in net realization (excluding exchange rate fluctuation) and higher prices for exports to U.S. operations. Cement cash cost per ton was 3 percent lower due mostly to improvements in operating efficiencies at the Exshaw plant in western Canada.
In the U.S., operating profit was $157.9 million, $11.5 million higher. The improvement was due to moderately higher shipments (1 percent) and a 4 percent increase in net realization partly offset by higher plant costs, clinker purchases (to supplement production) and higher prices for imports from Canadian operations. Three U.S. cement plants achieved lower cash costs per ton due to improvements in operating efficiencies.

The Company's operating profit from construction materials operations (before corporate and unallocated expenses) was $80.0 million, $20.1 million higher than 1996. The improvement was due to higher ready-mixed concrete and aggregate sales volumes and an increase in ready-mixed concrete prices in the U.S. and western Canada somewhat offset by higher material costs. The Canadian operations earned $53.1 million, $15.0 million better, primarily reflecting higher ready-mixed concrete and aggregate volumes. In eastern Canada, higher shipments in Ontario, lower operating costs and increased prices in the Atlantic provinces were partly offset by a slow Quebec economy and lower shipments in the Canadian Maritimes due to completion of the Confederation Bridge project. Earnings in the west were up because of increased demand in the Prairie provinces and higher ready-mixed concrete prices somewhat offset by higher material and operating costs. U.S. operations earned $26.9 million, $5.1 million better due to a 4 percent improvement in ready-mixed concrete prices and lower operating costs resulting from specific cost reduction initiatives implemented during 1996 and 1997. As a result of these actions ready-mixed concrete and aggregate operating costs were lower by 3 percent and 7 percent, respectively. These improvements were partially offset by a 6 percent reduction in aggregate volumes.

The Company's gypsum wallboard operations reported an operating profit of $13.2 million due to the strength of the U.S. commercial and residential construction sectors, favorable pricing environment and record setting production at both plants.

TOTAL INCOME FROM OPERATIONS

In 1997 total income from operations was $300.9 million, $64.5 million better which reflects better results in all Company operations. The gypsum wallboard operations contributed $13.2 million in its first full year of operation. Operating profit from Canadian operations was $136.3 million, $31.6 million better. The operating profit in the U.S. was $164.6 million, $32.9 million better.

INTEREST EXPENSE

Interest expense decreased by $4.2 million in 1997 mainly due to lower average debt. Interest capitalized was $1.4 million and $1.2 million in 1997 and 1996, respectively.

INTEREST INCOME

Interest income increased $3.2 million in 1997 due to higher levels of short-term investments throughout the year.

INCOME TAXES

Income tax expense increased from $81.5 million in 1996 to $112.3 million in 1997. Income taxes increased due to higher profits in the U.S. and Canada. The Company's effective income tax rate was 38.2 percent in 1997 and 36.6 percent in 1996.

NET INCOME

The Company reported net income of $182.0 million in 1997 compared to 1996 income of $140.9 million. The improvement resulted from higher volumes in all of the Company's product lines, higher cement and ready-mixed concrete prices and lower net interest expense. These increases were partially offset by higher cement plant costs, increases in U.S. clinker purchases, higher materials costs in construction materials and increased selling and administrative expenses.

GENERAL OUTLOOK

Certain sections of this document include "forward-looking" statements based upon current expectations that involve a number of business risks and uncertainties. Although the Company believes that the statements are based upon reasonable assumptions, there can be no assurance as to future results. The factors that could cause results to differ materially include, but are not limited to, national and regional economic conditions, levels of construction spending in major markets, supply/demand structure of the industry, unfavorable weather conditions during peak construction periods, and changes in environmental regulations.

In 1998 the North American construction industry is expected to remain strong. In the U.S., the Commerce Department estimates a 1.4 percent increase in total construction put in place. This is in line with other construction industry forecasts. The favorable supply/demand situation should continue in the U.S. In Canada, interest rates declined to a 40-year low at one point during 1997 as the federal government and several provinces continued to reduce or eliminate their deficits.

The U.S. Portland Cement Association is forecasting a modest drop in cement consumption in 1998; however, the Company's U.S. cement operations expect shipments to remain fairly stable with prices improving moderately. The Canadian Portland Cement Association predicts that Canadian cement consumption should increase in all regions of the country. As a result, shipments and prices in the Company's Canadian cement operations are expected to increase.

In the Company's construction materials operations, the outlook for 1998 is positive. In Canada, with economic conditions and interest rates remaining favorable, construction spending is anticipated to rise. In the U.S. markets, the Company expects little growth in volumes but greater savings from cost efficiencies and better pricing.

The outlook for 1998 in the Company's gypsum wallboard operations is positive because of the continued high level of residential and commercial construction activity that is expected.

YEAR ENDED DECEMBER 31, 1996

In the second quarter of 1995 the Company reached an agreement with Revenue Canada Taxation related to the pricing of certain cement sales between its operations in Canada and the U.S. for the years 1984 through 1994. The agreement resulted in an increase in net sales and pre-tax income of U.S. $30.1 million in Canada with corresponding adjustments in the U.S. Also because of this agreement, during the third quarter of 1996 the Company recorded a U.S. $13.7 million adjustment for 1995. However, the impact of these adjustments on consolidated net income was immaterial. Management's Discussion and Analysis that follows excludes the impact of this agreement (except for the discussion on income taxes).

NET SALES

The Company's net sales increased 12 percent in 1996 to $1,649.3 million from $1,472.2 million in 1995. Canadian net sales were $706.4 million, up 7 percent, while U.S. net sales increased 16 percent to $942.9 million. The improvement in both Canada and the U.S. was primarily due to increased product shipments and improved prices as well as the effect of acquisitions (in late 1995 and early
1996) in the construction materials operations. The purchase of two gypsum wallboard plants in September 1996 also increased U.S. net sales.

The Company's net sales from cement operations were $996.2 million, an increase of 7 percent due to higher shipments and prices. Cement sales volumes climbed
3.5 percent to 12.6 million tons, while net realization (delivered price per ton to customer less freight) increased 4 percent from 1995 reflecting increases in all three geographic regions served by the Company. Canadian net sales increased 8 percent mainly due to a 3 percent improvement in average selling prices (excluding exchange rate fluctuation) coupled with a 5 percent rise in shipments. In eastern Canada, cement sales volumes rose 2 percent due to higher sales in the Atlantic provinces resulting from shipments to the Confederation Bridge project. In Ontario, shipments were flat; however, in the last six months of 1996, volumes rose 16 percent compared with those of the prior year. Quebec showed a slight improvement in shipments of 1 percent. Net realization increased 4 percent due to a 6 percent and a 7 percent improvement in Ontario and Quebec, respectively, partially offset by a 2 percent decline in the Atlantic provinces due primarily to product and customer mix. Cement shipments in western Canada were up 9 percent as all major markets posted increases, led by Alberta (up 13 percent). Construction activity in the Prairie provinces was positively impacted by a bumper grain harvest, healthy oil drilling activity and demand from the mining sector. In British Columbia, sales volumes increased 7 percent as the economy showed steady improvement during 1996. In addition, the region benefited from a work stoppage at a competitor's concrete operation. In the U.S., net sales were 7 percent higher. Cement shipments and net realization increased 3 percent and 4 percent, respectively. Shipments increased despite weak activity in the Northeast, the divestment of two cement terminals on the Ohio River and a brief labor disruption on vessels that distribute the Company's products on the Great Lakes.

Net sales from the Company's construction materials operations were $750.0 million, up 15 percent from 1995. The improvement was achieved by higher ready-mixed concrete and aggregate shipments and an increase in ready-mixed concrete prices in the U.S. From continuing operations, ready-mixed concrete volumes increased 16 percent to 6.9 million cubic yards and aggregate volumes climbed 4 percent to 40.1 million tons. In Canada, ready-mixed concrete volumes increased 19 percent reflecting improved economic activity, particularly in Ontario, coupled with the impact of acquisitions in western Canada. Shipments to the Confederation Bridge project in the Atlantic provinces were also higher. Aggregate volumes increased 7 percent mainly from strong shipments in Ontario and throughout western Canada. These increases were offset by an 18 percent decline in Quebec. Net sales in Canada were 7 percent higher, primarily reflecting higher volumes. Net sales in the U.S. increased 41 percent, mostly due to acquisitions and higher ready-mixed concrete prices. Ready-mixed concrete shipments from continuing operations increased 10 percent due to higher shipments in the New Orleans market because of acquisitions. These increases were partially offset by a decline in St. Louis that was due to the restructuring of operations to strengthen the competitive position in the market. From continuing operations, aggregate shipments declined 2 percent mostly due to the divestment, in early 1996, of a sand and gravel operation in Pittsburgh, Pennsylvania.

Net sales from the Company's gypsum operations that were acquired in September 1996 were $24.0 million. Strong demand for wallboard kept the newly acquired plants operating at capacity.

GROSS PROFIT AND COST OF GOODS SOLD

The Company's gross profit as a percentage of net sales increased to 24 percent in 1996 from 22 percent in 1995. Cement gross profit improved 2 percentage points to 29 percent because both volumes and prices improved. Construction materials gross profit increased by 2 percentage points to 13 percent as a result of higher ready-mixed concrete and aggregate volumes, higher ready-mixed concrete prices in the U.S. and lower operating costs. The gross profit margin for gypsum wallboard was 20 percent.

     The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement production from continuing operations (in millions of tons) and the clinker production capacity utilization rate:


                        Years Ended December  31
                        ------------------------
                            1996        1995
                        ------------------------
Cement production          11.54       11.01
Clinker capacity
utilization                  85%         90%
                        ========================


Cement production increased 5 percent over 1995. U.S. production totaled 7.1 million tons, a 10 percent increase. Clinker capacity utilization at U.S. plants was 91 percent in 1996 compared to 90 percent in 1995. In 1995 manufacturing setbacks at some U.S. plants necessitated higher purchases of cement and clinker to replace lost production. Canadian cement production was
4.4 million tons, a 3 percent decrease from 1995. Clinker capacity utilization in Canada fell to 76 percent in 1996 from 90 percent in 1995 primarily due to the planned extension of kiln shutdowns at four plants because of high inventory levels at December 31, 1995.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were $151.4 million in 1996 compared to $141.1 million in 1995. The increase resulted mainly from acquisitions coupled with higher professional fees. Selling and administrative expenses as a percentage of net sales declined to 9.2 percent in 1996 from 9.6 percent in 1995.

OTHER (INCOME) EXPENSE, NET

Other income and expense consists of items such as equity income, amortization of intangibles and gains and losses from divestitures. Other expense, net was $9.6 million in 1996 compared with income of $3.5 million in 1995. The change primarily reflects lower gains from the sale of nonstrategic assets.

RESTRUCTURING

During 1996 and 1995 the Company spent $2.3 million and $4.6 million, respectively, which was charged to the previously provided restructuring accrual. The restructuring, which resulted in the separation of approximately 300 employees since inception of the plan, was completed in 1996. The savings from the restructuring (mostly from the termination of employees), after reduction for savings related to operations that have been divested, totaled approximately $20 million pre-tax in 1996. This reduction is in line with management's original expectations.

PERFORMANCE BY LINE OF BUSINESS

The Company's operating profit from cement operations (before corporate and unallocated expenses) was $224.9 million, $39.1 million higher than in 1995. Results were better primarily due to higher sales volumes and prices and lower imports to supplement production at clinker producing plants in the Company's U.S. market. Operating profit from Canadian operations was $78.5 million, $15.0 million better than 1995. The improvement was due to a 5 percent increase in cement shipments, a 4 percent escalation in net realization (excluding exchange rate fluctuation) and higher prices for exports to U.S. operations. Partially offsetting these improvements were planned reductions in clinker production due to high inventory levels at December 31, 1995, and higher fuel costs at the Exshaw and Richmond plants in western Canada. The Company's U.S. operations reported an operating profit of $146.4 million, a $24.1 million increase from 1995's profit due to an increase in shipments and prices and lower imports to supplement production. This improvement was somewhat offset by higher prices for imports from Canadian operations.

The Company's operating profit from construction materials operations (before corporate and unallocated expenses) was $59.9 million, $25.8 million better than 1995. The improvement was achieved by higher ready-mixed concrete and aggregate sales volumes, an increase in ready-mixed concrete prices in the U.S., lower operating costs and lower expenses related to the implementation of a new financial reporting and management information system. The Company's Canadian operations contributed $38.1 million, up $16.6 million. Market conditions in the second half of the year improved. Ready-mixed concrete and aggregate volumes were higher and operating costs were lower due to specific cost reduction actions implemented in each region. U.S. operations earned $21.8 million compared to $12.6 million in 1995. Earnings improved in all markets, particularly in the Midwest which was hampered in 1995 by flooding. Results were boosted by higher ready-mixed concrete prices, lower operating costs, acquisition of the remaining interest in a ready-mixed concrete and building materials supplier, and other late 1995 and 1996 acquisitions.

The Company's recently acquired gypsum wallboard operations reported an operating profit of $2.4 million. Earnings were greater than expected due to favorable market conditions.

TOTAL INCOME FROM OPERATIONS

The 1996 total income from operations was $236.4 million, $51.0 million better
than 1995.   All of the Company's six cement and construction materials regions reported better results. The recently acquired gypsum wallboard operations added to operating earnings. Divestment gains were lower. Operating profit from Canadian operations was $104.7 million, $29.2 million better. The operating profit from U.S. operations was $131.7 million, $21.8 million better.

INTEREST EXPENSE

Interest expense decreased by $3.0 million in 1996 mainly due to lower average debt and capitalized interest on construction in progress. Capitalized interest was $1.2 million and $2.1 million in 1996 and 1995, respectively.

INTEREST INCOME

Interest income declined $1.8 million in 1996 due to lower interest rates.

INCOME TAXES

The following analysis of income taxes includes the impact of the Revenue Canada Taxation agreement related to the pricing of certain cement sales between the Company's operations in the U.S. and Canada. Income tax expense increased from $40.6 million in 1995 to $81.5 million in 1996. In the U.S., taxes were $37.4 million higher due to improved earnings, the absence of a non-recurring credit recorded in 1995 and the impact of adjustments relative to the Revenue Canada Taxation agreement. In the third quarter of 1995, the U.S. tax provision was lowered by $23.0 million due to a reduction of the valuation allowance recorded in 1992 against the Company's U.S. deferred tax assets. In Canada, taxes increased $3.5 million due to higher earnings that were mostly offset by the impact of adjustments relative to the Revenue Canada Taxation agreement. The Company's effective income tax rate was 36.6 percent in 1996 and 23.8 percent in 1995.

NET INCOME

Net income in 1996 was $140.9 million compared to net income of $129.6 million in 1995. Excluding the effect of the non-recurring tax credit of $23.0 million taken in the third quarter of

1995, earnings in 1996 were $34.3 million better than 1995. The improvement was mainly due to higher volumes in the Company's major product lines, higher cement and U.S. ready-mixed concrete prices, lower operating costs in construction materials operations and lower imports to supplement production in the U.S. These increases were partially offset by lower divestments gains and lower clinker production in Canada.

OTHER FACTORS AFFECTING THE COMPANY

YEAR 2000

Like many companies, the Company has business application software programs that were developed over the years and computer infrastructure including computerized devices that could be affected by the "Year 2000" issue. These programs, which include operational and financial systems, were generally written using two-year digits to define the applicable year rather than four-year digits. Any of the programs that have time sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This error could result in the computer shutting down or performing incorrect computations.

The Company has completed an initial Compliance Assessment of the potential impact of the Year 2000 on computer applications, operating software and hardware and has developed an implementation plan to resolve the issue. The plan includes the replacement of certain equipment and modification of certain software to recognize the turn of the century. The plan is currently expected to result in estimated non-recurring spending over the next two years of approximately $9 million to $15 million.

The Company believes, with appropriate replacement or modification, it will be able to operate its time-sensitive business-application software programs and infrastructure through the turn of the century.

ENVIRONMENTAL MATTERS

The Company's operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal, and cleanup of substances regulated under increasingly stringent federal, state, provincial, and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. The Company's environmental compliance program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of the Company's facilities, environmental guidance on key issues confronting the Company, routine training and exchange of information by environmental professionals, an environmental recognition award program, and routine and emergency reporting systems.

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

The Company currently operates three U.S. cement plants using fuel-quality wastes that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act (RCRA) and Boiler and Industrial Furnaces (BIF) regulations (Alpena, Michigan; Paulding, Ohio; and Fredonia, Kansas). The other BIF requirements include a permitting process, extensive recordkeeping of operational parameters and raw materials and waste-derived fuels use, demonstration of financial capability to cover future closures and spill cleanups, and corrective action requirements for other solid waste management units at the facilities. The Company's three BIF cement plants have submitted, in a timely manner, formal Part B permit applications, which is the first step in the permitting process. The Fredonia plant has completed its trial burn to establish permit limitations to be incorporated into the second step, the final Part B permit. The Company received a draft of the proposed Part B permit in December of 1997 and anticipates a public hearing during the first quarter of 1998. The Paulding plant will be conducting its trial burn in May 1998; the Alpena plant, in 1999.

The U.S. Environmental Protection Agency (EPA) is in the process of revising its BIF regulations. Proposed revisions of the BIF regulations were published in May 1996, citing both RCRA and Clean Air Act authority. The proposal relies heavily on maximum achievable control technology (MACT) requirements of Title III of the Clean Air Act Amendments of 1990 in conjunction with the risk-based authority of RCRA. The proposed standards are based on technologies from a "pool" of the top 12 environmental performers of existing facilities that use fuel-quality waste as a supplemental fuel. The Company's Alpena plant was a MACT pool facility; it uses a baghouse as its primary air pollution control device. The Paulding plant recently installed a baghouse and is in the process of installing a bypass system that will likely enable it to meet the final standards when they are promulgated. The Company has actively participated in the regulatory process to help formulate revised BIF standards that are reasonable, cost-effective, and comply with the RCRA and Clean Air Act. In the past year, EPA has reopened the rulemaking process to solicit public comment on new data and proposed regulatory approaches, i.e., particulate matter continuous emission monitoring systems. A final regulation is not anticipated before December 1998; existing BIF facilities would then have up to three years to meet the new standards or cease using hazardous waste as a supplemental fuel.

A by-product of many of the Company's cement manufacturing plants is cement kiln dust (CKD). CKD has been excluded from regulations as a hazardous waste under the so-called Bevill amendment to the RCRA until the EPA completes a study of CKD, determines whether it should be regulated as a hazardous waste, and issues appropriate implementing regulations. In January 1995 the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from CKD management in karst terrain, fugitive emissions from CKD handling and management, and surface water/stormwater runoff from CKD management areas. In March 1995 the Company joined other cement manufacturers in submitting to the EPA a proposed enforceable agreement for managing CKD. After a lengthy legal review, the EPA decided that it lacks the legal authority to enter into an enforceable agreement. In 1996 the EPA announced that it was recommencing the process of developing CKD management standards using industry standards as the technical starting point and Subtitle C of RCRA as its legal authority. The Company believes it is inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. The Company and other cement manufacturers, through their trade association, have been working with the EPA and various states to develop an approach for implementation of CKD management standards using state solid waste authority rather than federal Subtitle C authority.

The EPA has advised that it will likely propose some form of a CKD management standard in 1998. Should the EPA ultimately proceed to promulgate highly tailored CKD management standards, the Company is likely to incur additional capital costs and operational expenses to meet these new standards. In order to mitigate the longer-term impact of CKD regulation at the federal and/or state levels, the Company has undertaken a program to assess its management practices for CKD at operational and inactive facilities in both the U.S. and Canada. The Company has also been voluntarily taking remedial steps and instituting management practices consistent with the industry practices for CKD management as well as assessing and modifying process operations, evaluating and using alternative raw materials, and implementing new technologies to reduce the generation of CKD.

As with many industrial companies in the U.S. and Canada, the Company has been involved in certain remedial actions to clean up or to close certain historical waste disposal and/or contaminated sites, as required by federal, provincial, and/or state laws. In addition, the Company has voluntarily initiated cleanup activities at certain of its properties in order to mitigate long-term liability exposure and/or to facilitate the sale of such property. The Company routinely reviews all its active properties, as well as its idle properties, to determine whether remediation is required, the adequacy of accruals for such remediation, and the status of all remediations. It has been the Company's experience that, over time, sites are added to and removed from the remediation list as cleanup actions are finalized and, where necessary, governmental signoff is obtained, or when it is determined that no governmental action will be initiated.

The Company is currently involved in two federal Superfund remediations. At one site the remedial activities are complete, long-term maintenance and monitoring are underway, partial contribution has been obtained from financially viable parties and claims against insurance carriers are being pursued. At the other site, the potentially responsible parties named by the EPA have initiated a third-party action against some 47 other parties including the Company. The suit alleges that in 1969 a predecessor company of the Company sold equipment that may have contained hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense, and that numerous other large disposers of hazardous substances are associated with this site. Because this matter relates to events far in the past by a predecessor entity, and because of the large number of parties involved in the site, it is difficult to evaluate potential liability with respect to this site. However, the Company believes that its ultimate liability will not be material.

The Clean Air Act Amendments of 1990 require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. New MACT standards are to be established that will require plants to install the best feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. The Company is actively participating with other cement manufacturers in working with the EPA to define test protocols, better define the scope of MACT standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the cement industry. It is expected that the EPA will develop proposed standards for existing and new facilities and publish them for review and public comment by early 1998. Final MACT regulations are anticipated in 1999 and existing facilities will then have three years to meet the standards or close down operations. The Company's proposed new Sugar Creek, Missouri, plant must meet the new MACT standards at the time of startup. Management believes that several of its plants will likely be required to upgrade and/or replace existing air pollution control and/or emissions monitoring equipment as a result of MACT regulations. Management will not be able to determine the cost of such new equipment until the EPA proposes the MACT emission standards.

Title V of 1990 Clean Air Act Amendments may potentially result in significant capital expenditures and operational expenses for the Company. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. Under the Act, the Company's U.S. operations deemed to be "major sources" of air pollution must submit detailed permit applications and pay recurring permit fees. As part of this process, the Company's representatives have been discussing permit application requirements with the respective state agencies having ultimate responsibility for review and issuance of federal and/or state operating permits. The new permitting requirements primarily affect the Company's cement manufacturing, gypsum wallboard and waste-fuel operations. The Company has submitted or will be submitting applicable permit applications.

In July 1997 the EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act ---- particulate matter and photochemical oxidants (ozone). Because of the nature of the Company's operations, the proposed addition of a particulate matter standard that will regulate particles
2.5 microns or less in diameter, and the regulation of nitrogen oxides emissions as the precursor pollutants to ozone, is of potential concern. Implementation of these new standards will not immediately have an impact on industrial operations. The first step is a several-year data collection and analysis activity by the states to determine whether or not the state will be able to meet the new standards. If a state is unable to demonstrate that it attains the standards, it will then be required to modify its air quality implementation
plan to describe actions to meet the new standards.   This initial phase will
take several years to complete. It is presently unknown whether states in which the Company operates will be able to meet the new standards, how the states will modify their implementation plans to demonstrate compliance and/or the ultimate technology and cost impact on the Company's operations.

An evolving issue of significance to the Company in the U.S. and Canada is global climate change, or CO2 stabilization/reduction. In December 1997 the United Nations held an international convention in Kyoto, Japan to take further international action to ensure CO2 stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S. and Canada, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The protocol will be available for signature by member countries starting in the spring of 1998. The protocol will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States. The conference will resume in November 1998 to continue work on issues not fully resolved in the Kyoto Protocol. The consequences of CO2 reduction measures for cement producers are potentially significant because CO2 is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, CO2 is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. The Canadian cement industry, including the Company, has entered into a voluntary commitment with the Canadian government to annually improve energy efficiency 0.7% per ton of clinker from 1990 to 2000. In the U.S., the Company in 1996 joined the EPA's Climate Wise program. This voluntary program is geared to promote energy efficiency in industrial operations and thereby reduce or stabilize the CO2 emissions that result from the generation of electricity. It will not be possible to determine the impact on the Company until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products can be substituted.

Because of differences between requirements in the U.S. and Canada and the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of Company expenditures related to environmental matters. While amounts accrued and paid in the past have not been material, the Company's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. The Company cannot determine at this time whether capital expenditures and other remedial action that the Company may be required to undertake to comply with the changing environmental protection laws will materially affect its capital expenditures or earnings. However, with respect to known environmental contingencies, the Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material effect on the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION OF CASH FLOWS

The Consolidated Statements of Cash Flows summarize the Company's main sources and uses of cash. These statements show the relationship between the operations presented in the Consolidated Statements of Income and liquidity and financial resources depicted in the Consolidated Balance Sheets.

The Company's liquidity requirements arise primarily from the funding of its capital expenditures, working capital needs, debt service obligations and dividends. The Company has met its operating liquidity needs primarily through internal generation of cash and expects to do so in the future. However, because of the seasonality of the Company's business, cash balances decline in the first two calendar quarters. Short-term borrowings are generally used to fund seasonal operating requirements.

The net cash provided by operations for each of the three years presented reflects the Company's net income adjusted for noncash items. Depreciation and depletion increased in 1997 due to the full year impact of the gypsum wallboard acquisition and other capital projects completed in 1996 and in 1997. Depreciation and depletion increased from 1995 to 1996 due to higher capital spending and acquisitions. Deferred income taxes affected the operating cash flow primarily because of a 1995 decrease in the valuation allowance and the 1996 and 1997 realization of certain deferred tax assets. The changes in working capital are discussed in Management's Discussion of Financial Position.

Cash flows from investing consist primarily of capital expenditures and acquisitions offset by proceeds from property, plant and equipment dispositions. Capital investments by product line, including acquisitions, were as follows (in millions):


                         Years Ended December 31
                        --------------------------
                          1997      1996      1995
                        --------------------------

Cement                   $74.2     $74.2     $97.1
Construction
materials                 52.4      68.3      53.0
Gypsum                     3.3      63.8        --
Other                      2.9       2.0       1.1
                        --------------------------
Total capital
investments             $132.8    $208.3    $151.2
                        ==========================

Capital expenditures are expected to be approximately $380 million in 1998. The Company intends to invest in projects that maintain or improve the performance of its plants as well as in acquisition opportunities that will enhance the Company's competitive position in the U.S. and Canada. In September 1996 the Company acquired G-P Gypsum Corp.'s (a subsidiary of Georgia Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York, and Wilmington, Delaware. In October 1995 the Company announced plans to build cement plants to replace existing facilities in Richmond, British Columbia, and Sugar Creek, Missouri. The Company projects a capital investment of approximately $105 million for the Richmond plant, which is expected to be completed in 1999. The Sugar Creek plant and a deep limestone quarry are expected to cost approximately $150 million and to become operational by 2000.

On March 17, 1998, the Company announced that it will purchase a number of construction materials businesses from Lafarge S.A., its majority shareholder, for approximately $690 million in cash. The Company expects to finance the acquisition with a combination of cash, short-term debt and long-term debt.

Capital spending and dividend requirements are anticipated to be funded by existing cash and cash flows from operations, supplemented by short-term borrowings as needed. In August 1996 the Company sold two cement terminals on the Ohio River and in May 1996 the Company sold a sand and gravel operation in Pittsburgh, Pennsylvania. In 1995 the Company sold its equity interest in a Texas aggregate operation. During 1997 and 1996, the Company's proceeds from the sale of nonstrategic assets, surplus land and other miscellaneous items totaled $18.9 million and $29.1 million, respectively.

The Company has reduced its net debt by $146.4 million during the three years ended December 31, 1997. This reduction was the result of improved earnings from operations, proceeds from the divestment of nonstrategic assets and moderate levels of capital spending. The reduction of debt in 1997 is mainly attributable to the retirement of medium-term notes and $50 million of related party debt. In December 1996 the Company redeemed all the $100 million outstanding 7% Convertible Debentures dated July 1, 1988. The redemption price was 101.4% of the principal amount plus accrued interest. As a result of the redemption, the Company incurred a pretax charge of $2.2 million in the fourth quarter of 1996 ($1.3 million after taxes).

The Company has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and has bilateral revolving credit facilities with six institutions for total commitments of $150 million. At December 31, 1997 no amounts were outstanding under these credit facilities.

MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets summarize the Company's financial position at December 31, 1997 and 1996.

The value reported for Canadian dollar denominated net assets decreased from December 31, 1996 as a result of a decline in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 1997 the U.S. dollar equivalent of a Canadian dollar was $.70 versus $.73 at December 31, 1996.

Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes, decreased $40.4 million from December 31, 1996 to December 31, 1997. Accounts receivable decreased $25.9 million primarily due to improved collections, mainly in eastern Canada.

Net property, plant and equipment increased $9.0 million during 1997. The impact of exchange rate changes was $14.5 million. Depreciation and divestments were $99.9 million and $9.0 million, respectively. Capital expenditures and acquisitions of fixed assets totaled $132.4 million. The excess of cost over net tangible assets of businesses acquired relates primarily to a 1981 U.S. acquisition.

The Company's capitalization is summarized in the following table:


                                      December 31
                                   -----------------
                                    1997       1996
                                   -----------------
Long-term debt                       8.3%      11.0%
Other long-term
liabilities                         13.4%      13.8%
Shareholders' equity                78.3%      75.2%
                                   -----------------
Total capitalization               100.0%     100.0%
                                   =================

The increase in shareholders' equity is discussed in Management's Discussion of Shareholders' Equity. The decline in long-term debt is discussed in Management's Discussion of Cash Flows.

MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

The Consolidated Statements of Shareholders' Equity summarize the activity in each component of shareholders' equity for the three years presented. In 1997 shareholders' equity increased by $145.1 million, mainly from net income of $182.0 million and $18.7 million from exercise of stock options partially offset by a decrease in foreign currency translation adjustments of $34.0 million (resulting from a decrease in the value of the Canadian dollar relative to the U.S. dollar) and dividend payments, net of reinvestments, of $23.0 million.

Shareholders' equity increased $129.6 million in 1996 due to net income of $140.9 million partially offset by dividend payments, net of reinvestments, of $12.2 million.

Common equity interests include common shares and the Lafarge Canada Inc. exchangeable shares, which have comparable voting, dividend, and liquidation rights. Common shares are traded on the New York Stock Exchange under the ticker symbol "LAF" and on the Toronto Stock Exchange and the Montreal Exchange. The exchangeable shares are traded on the Montreal Exchange and the Toronto Stock Exchange under the ticker symbol "LCI.PR.E."

The following table reflects the range of high and low closing prices of common shares by quarter for 1997 and 1996 as quoted on the New York Stock Exchange:


                              Quarters Ended
                       ------------------------------------
                        March    June     Sept.     Dec.
                          31      30       30        31
                       ------------------------------------

1997 Stock Prices
    High               $24 3/8  $25 7/8      $33  $33  9/16
    Low                 20 1/8   22 1/8   24 3/4   25 13/16
1996 Stock Prices
    High               $19 3/8  $21 3/4  $20 7/8   $20  3/8
    Low                 18 1/4   18 5/8   18 1/8   18   1/4

Dividends are summarized in the following table (in thousands, except per share amounts):


                                         Years Ended December 31
                                      -----------------------------
                                        1997      1996       1995
                                      -----------------------------

Common  equity dividends              $30,019    $28,008    $25,898
Less dividend reinvestments            (7,010)   (15,843)   (15,784)
                                      -----------------------------
Net cash dividend payments            $23,009    $12,165    $10,114
                                      -----------------------------
Common equity dividends per share        $.42       $.40      $.375
                                      =============================

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data provide both a reference for some data frequently requested about the Company and a useful record for reviewing trends.

The Company's net sales increased by 5 percent from 1993 to 1994 due to increases in cement and ready-mixed concrete shipments and higher cement prices. Net sales were reduced by the declining value of the Canadian dollar relative to the U.S. currency and divestments. Net sales declined 6 percent in 1995 due to divestments, weak construction activity in Canada and poor weather in the fourth quarter relative to 1994, partially offset by higher cement prices. The Company's net sales increased 12 percent in 1996 due to higher product shipments and prices as well as the effect of acquisitions (in late 1995 and early 1996) in the construction materials operations. Net sales also improved from the entry into the gypsum wallboard business. Net sales in 1997 increased 10 percent mainly due to increased product shipments, higher cement and ready-mixed concrete prices, and full year operation of the gypsum wallboard business. See Management's Discussion of Income for additional details on net sales.

Inflation has not been a significant factor in the Company's sales or earnings growth because of low inflation rates in recent years and because the Company continually attempts to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs. The ability to recover increasing costs by obtaining higher prices for the Company's products varies with the level of activity in the construction industry and the availability of products to supply a local market.

Net cash provided by operations consists of net income (loss) adjusted primarily for depreciation and a restructuring provision and related payments in 1994 and 1993. The Company is in a capital-intensive industry and as a result recognizes large amounts of depreciation. The Company has used the cash provided by operations essentially to expand its markets, improve the performance of its plants and other operating equipment, and to reduce debt.

Capital expenditures and acquisitions totaled $666.0 million over the past five years. Significant investments during the period included: the purchase of two gypsum wallboard manufacturing facilities; a variety of cement plant projects to increase production capacity and reduce costs; the installation of receiving and handling facilities of substitute fuels and raw materials; the building and purchasing of additional distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the acquisition of ready-mixed concrete plants and aggregate operations; and the modernization of the construction materials mobile equipment fleet.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial information is included on the pages indicated:


                                                 Page
                                                 ----
Report of Independent Public Accountants         II - 26
Consolidated Balance Sheets                      II - 27
Consolidated Statements of Income                II - 28
Consolidated Statements of Shareholders' Equity  II - 29
Consolidated Statements of Cash Flows            II - 30
Notes to Consolidated Financial Statements       II - 31 through II - 53

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Lafarge Corporation:

We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (appearing on pages II-27 through II-52) present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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





                                                          ARTHUR ANDERSEN LLP


Washington, D.C.
January 22, 1998
(except with respect to the matters discussed in the Note entitled "Subsequent Events" as to which the date is March 18, 1998)

CONSOLIDATED BALANCE SHEETS
(in thousands)


                                           December 31
                                      ----------------------
                                            1997        1996
                                      ----------------------
Assets
Cash and cash equivalents             $  163,033  $  116,847
Short-term investments                   155,368      92,496
Receivables, net                         254,720     287,692
Inventories                              209,220     205,804
Other current assets                      33,627      29,391
                                      ----------------------
Total current assets                     815,968     732,230
Property, plant and equipment, net       876,744     867,723
Excess of cost over net tangible
assets of businesses acquired, net        27,859      31,657
Other assets                             178,486     181,369
                                      ----------------------
Total Assets                          $1,899,057  $1,812,979
                                      ======================
Liabilities and Shareholders' Equity
Accounts payable and accrued
liabilities                           $  231,528  $  214,393
Income taxes payable                      34,434      28,151
Short-term borrowings and current
portion of long-term debt                 29,770      44,821
Short-term borrowings from related
party                                        -        50,000
                                      ----------------------
Total current liabilities                295,732     337,365
Long-term debt                           132,337     161,934
Other long-term liabilities              215,300     203,141
                                      ----------------------
Total liabilities                        643,369     702,440
                                      ----------------------
Common Equity Interests
Common shares ($1.00 par value;
authorized 110.1 million
shares; issued 65.3 and 62.6
million shares, respectively)             65,268      62,590
Exchangeable shares (no par or
stated value; authorized 24.3
million shares; issued 6.4 and 7.8
million shares, respectively)             45,259      53,817
Additional paid-in capital               649,082     615,993
Retained earnings                        593,438     441,481
Foreign currency translation
adjustments                              (97,359)    (63,342)
                                      ----------------------
Total shareholders' equity             1,255,688   1,110,539
                                      ----------------------
Total Liabilities and Shareholders'
Equity                                $1,899,057  $1,812,979
                                      ======================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)



                                        Years Ended December 31
                                   ----------------------------------
                                         1997        1996        1995
                                   ----------------------------------

Net Sales                          $1,806,351  $1,649,280  $1,472,159
                                   ----------------------------------
Costs and expenses

Cost of goods sold                  1,335,206   1,251,886   1,149,168

Selling and administrative            160,963     151,442     141,112

Interest expense                       19,949      24,118      27,086

Interest income                      (13,285)    (10,068)    (11,867)

Other (income) expense, net             9,284       9,574     (3,507)
                                   ----------------------------------
Total costs and expenses            1,512,117   1,426,952   1,301,992
                                   ----------------------------------
Pre-tax income                        294,234     222,328     170,167

Income taxes                          112,258      81,462      40,554
                                   ----------------------------------
Net Income                         $  181,976  $  140,866  $  129,613
                                   ==================================
Net Income Per Common Equity

Share-Basic                            $ 2.56      $ 2.02     $ 1.89
                                   ==================================
Net Income Per Common Equity

Share-Diluted                          $ 2.54      $ 1.95     $ 1.82
                                   ==================================
Dividends Per Common Equity Share      $ 0.42      $ 0.40     $ 0.375
                                   ==================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                          Years Ended December 31
                      ------------------------------------------------------------
                              1997                 1996                1995
                      -------------------  -------------------   -----------------
                        Amount     Shares    Amount     Shares    Amount    Shares
                      -------------------  -------------------   -----------------
Common Equity
Interests
Common Shares
Balance at January 1  $   62,590   62,590  $   60,735   60,735   $ 59,694   59,694
Issuance of Common
Shares for:
Dividend
reinvestment plans           256      256         814      814        812      812
Employee stock
purchase plan                 33       33          36       36         36       36
Exchange of
Exchangeable Shares        1,421    1,421         810      810         59       59
Exercise of stock
options                      968      968         195      195        134      134
                      -------------------  -------------------   -----------------
Balance at December
31                    $   65,268   65,268  $   62,590   62,590   $ 60,735   60,735
                      ===================  ===================   =================
Exchangeable Shares
Balance at January 1  $   53,817    7,764  $   58,311    8,501   $ 57,805    8,494
Issuance of
Exchangeable
Shares for:
Dividend
reinvestment plans         1,035       40         827       45        722       39
Employee stock
purchase plan                180       26         190       28        182       27
Exchange of
Exchangeable Shares       (9,773)  (1,421)     (5,511)    (810)      (398)     (59)
                      -------------------  -------------------   -----------------
Balance at December
31                    $   45,259    6,409  $   53,817    7,764   $ 58,311    8,501
                      ===================  ===================   =================
Additional Paid-In
Capital
Balance at January 1  $  615,993           $  593,310            $576,054
Issuance of Common
and/or
Exchangeable Shares
for:
Dividend
reinvestment plans         5,719               14,203              14,250
Employee stock
purchase plan              1,241                1,154               1,001
Exchange of
Exchangeable Shares        8,352                4,701                 339
Exercise of stock
options                   17,777                2,625               1,666
                      ----------           ----------            --------
Balance at December
31                    $  649,082           $  615,993            $593,310
                      ==========           ==========            ========
Retained Earnings
Balance at January 1  $  441,481           $  328,623            $224,908
Net Income               181,976              140,866             129,613
Dividends-common
equity interests         (30,019)             (28,008)            (25,898)
                      ----------           ----------            --------
Balance at December
31                    $  593,438           $  441,481            $328,623
                      ==========           ==========            ========
Foreign Currency
Translation
Adjustments
Balance at January 1  $  (63,342)          $  (60,001)           $(77,007)
Translation
adjustments              (34,017)              (3,341)             17,006
                      ----------           ----------            --------
Balance at December
31                    $  (97,359)          $  (63,342)           $(60,001)
                      ----------           ----------            --------
Total Shareholders'
Equity                $1,255,688           $1,110,539            $980,978
                      ==========           ==========            ========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                           Years Ended December 31
                                       -------------------------------
                                          1997       1996       1995
                                       -------------------------------

Cash Flows from Operations
Net income                             $ 181,976  $ 140,866  $ 129,613
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation, depletion, and
amortization                             106,304    100,507     94,321
Provision for bad debts                    2,365        255        588
Deferred income taxes                      9,815      8,491    (25,101)
Gain on sale of assets                    (6,038)    (4,085)   (14,585)
Other noncash charges and credits,
net                                        2,512       (156)    (2,918)
Net change in operating working
capital (see below)*                      39,052    (37,847)   (63,651)
                                       -------------------------------
Net Cash Provided by Operations          335,986    208,031    118,267
                                       -------------------------------
Cash Flows from Investing
Capital expenditures                    (123,970)  (124,790)  (121,882)
Acquisitions                              (8,817)   (83,484)   (29,319)
Purchases of short-term investments,
net                                      (62,872)    (7,980)   (34,016)
Proceeds from property, plant and
equipment dispositions                    18,947     29,126     34,628
Other                                     (4,020)      (203)     2,920
                                       -------------------------------
Net Cash Used for Investing             (180,732)  (187,331)  (147,669)
                                       -------------------------------
Cash Flows From Financing
Repayment of long-term debt              (16,758)  (109,021)   (24,314)
Short-term borrowings                    (77,850)    77,850        ---
Issuance of equity securities, net        20,199      4,201      3,019
Dividends, net of reinvestments          (23,009)   (12,165)   (10,114)
                                       -------------------------------
Net Cash Consumed by Financing           (97,418)   (39,135)   (31,409)
                                       -------------------------------
Effect of exchange rate changes          (11,650)    (1,153)     4,189
                                       -------------------------------
Net Increase (Decrease) in Cash and
Cash Equivalents                          46,186    (19,588)   (56,622)
Cash and Cash Equivalents at
Beginning of Year                        116,847    136,435    193,057
                                       -------------------------------
Cash and Cash Equivalents at End of
Year                                   $ 163,033  $ 116,847  $ 136,435
                                       ===============================
*Analysis of Changes in Working
Capital Items
Receivables, net                       $  22,779  $ (20,015) $   7,550

Inventories                               (7,692)    11,249    (31,147)
Other current assets                      (2,287)       (97)      (773)
Accounts payable and accrued
liabilities                               19,262    (25,479)   (30,870)
Income taxes payable                       6,990     (3,505)    (8,411)
                                       -------------------------------
Net Change in Operating Working
Capital                                $  39,052  $ (37,847) $ (63,651)
                                       ===============================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Together with its subsidiaries, Lafarge Corporation (Lafarge), a Maryland corporation, is engaged in the production and sale of cement, ready-mixed concrete, aggregates, other concrete products and gypsum wallboard. Lafarge operates in the U.S. and its major operating subsidiary, Lafarge Canada Inc.
(LCI), operates throughout Canada. The primary U.S. markets are in the midwestern, midsouth, northeastern, north-central and northwestern areas. Lafarge's wholly owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates (Lafarge S.A.) own a majority of the voting securities of Lafarge.


ACCOUNTING AND FINANCIAL REPORTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Lafarge and all of its majority-owned subsidiaries (the Company), after the elimination of intercompany transactions and balances. Investments in affiliates in which the Company has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to the prior year financial statements to conform to the 1997 presentation.

Foreign Currency Translation

The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Revenue and expense accounts for this subsidiary are translated using the average exchange rate during the period. Foreign currency translation adjustments are disclosed as a separate item in shareholders' equity.

Revenue Recognition

Revenue from the sale of cement, concrete products, aggregates, and gypsum wallboard is recorded when the products are shipped. Revenue from waste recovery and disposal is recorded when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method.

Derivative Financial Instruments

The Company at times uses derivative financial instruments (Derivatives) in order to hedge the impact of changes in interest rates. These Derivatives are not held or issued for trading purposes.

The Company is a party to an interest rate swap contract (Interest Swap) requiring the Company to make a fixed interest rate payment and to receive a floating interest rate payment from a commercial bank. This Interest Swap was transacted in order to hedge a portion of the Company's floating interest rate borrowings from significant changes in interest rates. The net difference in interest payments is recognized over the life of the Interest Swap as a component in the "Interest Expense" caption in the Consolidated Statements of Income.

Cash Equivalents

The Company considers liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Because of the short maturity, their carrying amount approximates fair value.

Short-Term Investments

Short-term investments consist primarily of commercial paper with original maturities beyond three months and fewer than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

Inventories

Inventories are valued at lower of cost or market. The majority of the Company's U.S. inventories, other than maintenance and operating supplies, are stated at last-in, first-out (LIFO) cost and all other inventories are valued at average cost.

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

Excess of Cost Over Net Tangible Assets of Businesses Acquired

The excess of cost over fair value of net tangible assets of businesses acquired (goodwill) is amortized using the straight-line method over periods not exceeding 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no impairment exists at December 31, 1997. The amortization recorded for 1997, 1996 and 1995 was $3.7 million, $3.0 million and $2.4 million, respectively. Accumulated amortization at December 31, 1997 and 1996 was $44.3 million and $40.6 million, respectively.

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

Income Taxes

Deferred income taxes are determined by the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

Environmental Remediation Liabilities

When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. All other environmental costs are expensed when incurred.

Research and Development

The Company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.2 million, $6.3 million and $6.6 million for 1997, 1996 and 1995, respectively.

Interest

Interest of $1.4 million, $1.2 million and $2.1 million was capitalized in 1997, 1996, and 1995, respectively.

Net Income Per Common Equity Share

In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This new standard replaces primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. The Company adopted this standard in 1997 and has restated all prior periods (see Earnings Per Share note).

The calculation of basic net income per common equity share is based on the weighted average number of Lafarge's common shares and the Exchangeable Preference Shares of LCI (exchangeable shares) outstanding in each period. The weighted average number of shares and share equivalents outstanding was (in thousands) 71,128, 69,783 and 68,666 in 1997, 1996 and 1995, respectively.

The weighted average number of shares and share equivalents outstanding, assuming dilution, was (in thousands) 71,695, 74,377 and 73,504 in 1997, 1996 and 1995, respectively, and assumed conversion of the Convertible Subordinated Debentures (convertible debentures) in 1996 and 1995. The convertible debentures were redeemed in 1996 as further explained in the Debt note.

Accounting for Stock-Based Compensation

The Company accounts for employee stock options using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted.

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), by making the required note disclosures (see Stock Option and Purchase Plans note). Accordingly, adoption of this new standard has no impact on the Company's reported financial position or operating results.

Accounting Pronouncements Not Yet Effective

In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires that an enterprise display comprehensive income, which for the Company is the total of net income and the current year foreign currency translation adjustment, in its financial statements. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Application of these new standards is required in financial statements for fiscal years beginning after December 15, 1997.

Acquisitions

In September 1996 the Company acquired G-P Gypsum Corp.'s (a subsidiary of Georgia-Pacific Corporation) gypsum wallboard plants in Buchanan, New York, and Wilmington, Delaware.

RECEIVABLES

Receivables consist of the following (in thousands):

                                         December 31
                                     ------------------
                                       1997      1996
                                     ------------------
Trade and notes receivable           $270,197  $305,471
Retainage on long-term contracts        5,305     4,765
Allowances                            (20,782)  (22,544)
                                     ------------------
Total receivables, net               $254,720  $287,692
                                     ==================


INVENTORIES

Inventories consist of the following (in thousands):


                                         December 31
                                     ------------------
                                       1997      1996
                                     ------------------
Finished products                    $104,508  $100,900
Work in process                         7,791    13,711
Raw materials and fuel                 50,547    45,550
Maintenance and
operating supplies                     46,374    45,643
                                     ------------------
Total inventories                    $209,220  $205,804
                                     ==================

Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $72.3 million and $61.1 million at December 31, 1997 and 1996, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $5.1 million and $5.0 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                              December 31
                                      -------------------------
                                         1997          1996
                                      -------------------------
Land and mineral deposits             $   164,085   $   166,060
Buildings, machinery and
equipment                               1,701,241     1,652,942
Construction in progress                   79,345        74,254
                                      -------------------------
Property, plant and
equipment, at cost                      1,944,671     1,893,256
Less accumulated
depreciation and
depletion                              (1,067,927)   (1,025,533)
                                      -------------------------
Total property, plant
and equipment, net                    $   876,744   $   867,723
                                      =========================

OTHER ASSETS

Other assets consist of the following (in thousands):


                                          December 31
                                      -------------------
                                        1997       1996
                                      -------------------
Long-term receivables                 $ 20,328   $ 17,082
Investments in unconsolidated
companies                               19,770     22,646
Prepaid pension asset                   90,526     88,157
Property held for sale                  17,034     19,594
Other                                   30,828     33,890
                                      -------------------
Total other assets                    $178,486   $181,369
                                      ===================

Property held for sale represents certain permanently closed cement plants and land that are carried at the lower of cost or estimated net realizable value.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                            December 31
                                        -------------------
                                          1997       1996
                                        -------------------
Trade accounts payable                  $ 78,068   $ 67,284
Accrued payroll expense                   37,713     35,862
Bank overdrafts                            8,967     14,328
Other accrued expenses                   106,780     96,919
                                        -------------------
Total accounts payable and accrued
liabilities                             $231,528   $214,393
                                        ===================


DEBT

Debt consists of the following (in thousands):


                                                  December 31
                                           ---------------------------
                                             1997               1996
                                           ---------------------------
Medium-term notes maturing in various
amounts between 1998 and 2006, bearing
interest at fixed rates which range from
9.2 percent to 9.8 percent                 $122,000           $138,000
Tax-exempt bonds maturing in various
amounts between 1998 and 2026,bearing
interest at floating rates which
range from 4.2 percent to 6.8 percent        38,917             39,450
Short-term borrowings maturing in various
amounts                                        --               27,850
Short-term borrowings from related party       --               50,000
Other                                         1,190              1,455
                                           ---------------------------
Subtotal                                    162,107            256,755
Less short-term borrowings and current
portion of long-term debt                   (29,770)           (94,821)
                                           ---------------------------
Total long-term debt                       $132,337           $161,934
                                           ===========================

The fair value of debt at December 31, 1997 and 1996, respectively, was approximately $179.1 million and $267.7 million compared with $162.1 million and $256.8 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the Company for debt of the same maturity.

The annual principal payment requirements on debt, excluding short-term borrowings, for each of the five years in the period ending December 31, 2002 are as follows (in millions):


                        Repayments
                        ----------
      1998                $ 29.8
      1999                $ 22.7
      2000                $ 35.3
      2001                $ 30.4
      2002                $ 15.7
      Thereafter          $ 28.2

The Company has similar, bilateral revolving credit facilities with six institutions for total commitments of $150 million extending through June 1, 2001. At the end of 1997 no amounts were outstanding. The Company is required to pay annual commitment fees of 0.10 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable LIBOR rate.

The Company's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At December 31, 1997 the Company was in compliance with these requirements.

In December 1996 the Company redeemed all of the outstanding $100 million 7% Convertible Debentures dated July 1, 1988. The redemption price was 101.4 percent of the principal amount plus interest accrued to the redemption date.

As a result of the redemption, the Company incurred a pre-tax charge of $2.2 million in the fourth quarter ($1.3 million after tax or $.02 per share). Approximately $.8 million of the pre-tax charge represented previously unamortized debt issuance cost. If the redemption of the debentures had taken place on January 1, 1996, diluted earnings per share would have increased by $.06 to $2.01 for the year ended December 31, 1996.

At December 31, 1997 the Company maintained one $25 million (notional amount) Interest Swap contract which matures in 1999. As of December 31, 1997 it required the Company to pay a fixed rate of 8.7 percent in exchange for a floating rate receipt of 5.8 percent. Throughout 1997 outstanding floating interest rate borrowings exceeded the amount of this Interest Swap. Therefore no mark-to-market provision was recorded during the year.

The differences in swapped interest rates are paid every three months pursuant to the Interest Swap contract. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the Interest Swap contract, it does not anticipate nonperformance.

Based on interest rates at December 31, 1997 the net termination cost for the Company to unwind its Interest Swap was approximately $1.0 million.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):


                                                 December 31
                                             --------------------
                                               1997        1996
                                             --------------------

Deferred income taxes                        $ 59,970    $ 48,709
Minority interests                              6,252       7,573
Accrued postretirement benefit cost           126,475     124,867
Accrued pension liability                      18,558      16,898
Other                                           4,045       5,094
                                             --------------------
Total other long-term liabilities            $215,300    $203,141
                                             ====================

COMMON EQUITY INTERESTS

Holders of exchangeable shares have voting, dividend and liquidation rights that parallel those of holders of the Company's common shares. The exchangeable shares may be converted to the Company's common shares on a one-for-one basis. Dividends on the exchangeable shares are cumulative and payable at the same time as any dividends declared on the Company's common shares. The Company has agreed not to pay dividends on its common shares without causing LCI to declare an equivalent dividend in Canadian dollars on the exchangeable shares. Dividend payments and the exchange rate on the exchangeable shares are subject to adjustment from time to time to take into account certain dilutive events.

At December 31, 1997 the Company had reserved for issuance approximately 8.2 million common shares for the exchange of outstanding exchangeable shares. Additional common equity shares are reserved to cover grants under the Company's stock option program (4.3 million), employee stock purchase plan (.6 million) and issuances pursuant to the Company's optional stock dividend plan (2.1 million).

OPTIONAL STOCK DIVIDEND PLAN

The Company has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

STOCK OPTION AND PURCHASE PLANS

At December 31, 1997 the Company maintained two stock-based compensation plans - a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, generally no compensation cost has been recognized for these plans. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method described by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:


                                       Years Ended December 31
                                     ----------------------------
                                       1997      1996      1995
                                     ----------------------------

NET INCOME
  As reported                        $181,976  $140,866  $129,613
  Pro forma                          $180,402  $139,803  $129,090

BASIC EARNINGS PER SHARE
  As reported                          $ 2.56    $ 2.02    $ 1.89
  Pro forma                            $ 2.54    $ 2.00    $ 1.88

DILUTED EARNINGS PER SHARE
  As reported                          $ 2.54    $ 1.95    $ 1.82
  Pro forma                            $ 2.51    $ 1.94    $ 1.82

The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

Under the stock option plan, options to purchase the Company's common shares have been granted to key employees and directors of the Company at option prices based on the market price of the securities at the date of grant. One-fourth of the employee options granted are exercisable at the end of each year following the date of grant. Director options are exercisable based on the length of a director's service on the Company's Board of Directors and become fully
exercisable when a director has served on the Board for over four years.   The
options expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of grant for purposes of the pro forma disclosures shown above using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997, 1996 and 1995, respectively: dividend yield of 1.90, 2.12 and 2.08 percent; expected volatility of 26.0, 37.0 and 38.4 percent; risk-free interest rates of 6.47, 5.65, and 7.55 percent; and expected lives of 5.4 for all three years.

A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on these dates is presented below:


                                                     Years Ended December 31
                            ---------------------------------------------------------------------------
                                      1997                      1996                     1995
                            ---------------------------------------------------------------------------
                                           Average                   Average                    Average
                                           Option                    Option                     Option
                              Shares        Price        Shares       Price        Shares        Price
                            ---------------------------------------------------------------------------

Balance outstanding at
beginning of year           2,481,287      $17.87      2,319,837      $17.33      2,153,720      $17.06
Options granted               541,000       21.43        492,000       18.88        483,800       18.00
Options exercised            (967,612)      16.50       (194,925)      14.47       (134,308)      13.41
Options canceled              (70,625)      20.05       (135,625)      19.11       (183,375)      19.11
                            ---------------------------------------------------------------------------
Balance outstanding at
end of year                 1,984,050      $19.43      2,481,287      $17.87      2,319,837      $17.33
                            ===========================================================================
Options exercisable at
end of year                   886,650      $18.35      1,452,937      $16.83      1,379,037      $16.09
                            ===========================================================================
Weighted-average fair
value of options
granted during the
year                                        $6.50                      $6.65                      $7.09
                            ===========================================================================

As of December 31, 1997 the 1.98 million fixed stock options outstanding under the plans have an exercise price between $12.63 and $24.13 and a weighted-average remaining contractual life of 6.93 years.

The Company's employee stock purchase plan permits substantially all employees to purchase the Company's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1997 59,316 shares were issued to employees under the plan at a share price of $19.24 and in 1996, 64,345 shares were issued at a share price of $17.33. At December 31, 1997 and 1996 $.7 million was subscribed for future share purchases.

EARNINGS PER SHARE

                                                                  Per-Share
                                               Income    Shares    Amount
                                              -----------------------------
                                                 For the Year Ended 1997
                                              -----------------------------
BASIC EARNINGS PER SHARE
Net Income                                    $181,976    71,128      $2.56
                                                                ===========
DILUTED EARNINGS PER SHARE
Options                                                      567
                                              ------------------
Income available to common
stockholders
plus assumed conversions                      $181,976    71,695      $2.54
                                              =============================

                                                 For the Year Ended 1996
                                              -----------------------------
BASIC EARNINGS PER SHARE
Net Income                                    $140,866    69,783      $2.02
                                                                ===========

DILUTED EARNINGS PER SHARE
Options                                                      309
Add after tax interest
expense applicable
to convertible debentures                        4,153     4,285
                                              ------------------
Income available to common
stockholders
plus assumed conversions                      $145,019    74,377      $1.95
                                              =============================

                                                 For the Year Ended 1995
                                              -----------------------------
BASIC EARNINGS PER SHARE
Net Income                                    $129,613    68,666      $1.89
                                                                ===========

DILUTED EARNINGS PER SHARE
Options                                                      318
Add after tax interest
expense applicable
to convertible debentures                        4,473     4,520
                                              ------------------
Income available to common
stockholders plus assumed
conversions                                   $134,086    73,504      $1.82
                                              =============================

Basic earnings per common share were computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share assumed the exercise of stock options and in 1996 and 1995, assumed conversion of the convertible debentures. The Company's reported earnings per share for 1996 and 1995 were restated as a result of adopting SFAS No. 128, "Earnings Per Share" in 1997.

INCOME TAXES

Pre-tax income is summarized by country in the following table (in thousands):


                               Years Ended December 31
                             ------------------------------
                               1997       1996       1995
                             ------------------------------
United States*               $151,634    $97,267    $57,908
Canada*                       142,600    125,061    112,259
                             ------------------------------
Pre-tax income               $294,234   $222,328   $170,167
                             ==============================

* The 1997, 1996 and 1995 amounts shown for Canada and the United States include $6.1 million, $13.7 million and $30.1 million, respectively, of adjustments resulting from an agreement reached with Revenue Canada Taxation (as described below). If these adjustments were not reflected, 1997, 1996 and 1995 pre-tax income in Canada would be decreased and pre-tax income in the U.S. would be increased by $6.1 million, $13.7 million and $30.1 million, respectively.

The provision for income taxes includes the following components (in thousands):


                                      Years Ended December 31
                                   ------------------------------
                                     1997       1996       1995
                                   ------------------------------
Current
  United States                     $46,012    $27,600    $25,300
  Canada                             56,431     45,371     40,355
                                   ------------------------------
Total current                       102,443     72,971     65,655
                                   ------------------------------
Deferred
  United States                      12,200      8,800    (26,300)
  Canada                             (2,385)      (309)     1,199
                                   ------------------------------
Total deferred                        9,815      8,491    (25,101)
                                   ------------------------------
Total income taxes                 $112,258    $81,462    $40,554
                                   ==============================

The Company's U.S. federal tax liability has not been finalized by the Internal Revenue Service for any year subsequent to 1983 due to the existence prior to 1995 of significant tax net operating loss and credit carryforwards. During 1995 an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. for the years 1984 through 1994. The result was an increase in net sales and pre-tax income in Canada by U.S. $30.1 million with corresponding adjustments in the U.S. During 1997 and 1996 the Company recorded $6.1 million and $13.7 million adjustments for the years 1996 and 1995, respectively, based on the aforementioned agreement with Revenue Canada Taxation. The impact of these adjustments was immaterial to consolidated net income. Under the terms of the Canada-U.S. Income Tax Convention, the agreement has been submitted to the Competent Authorities of Canada and the U.S. and is subject to adjustment. The purpose of the Competent Authorities is to reach agreement for the elimination of double taxation that is not in accordance with the Convention. The Company's

     Canadian federal tax liability for all taxation years through 1994 has been reviewed and finalized by Revenue Canada Taxation.

     A reconciliation of taxes at the U.S. federal income tax rate to the Company's actual income taxes is as follows (in millions):


                              Years Ended December 31
                              --------------------------
                               1997      1996      1995
                              --------------------------

Taxes at the U.S. federal
income tax rate               $103.0     $77.8     $59.6
U.S./Canadian tax rate
differential                     4.3       3.7       3.4
Canadian tax incentives         (8.8)     (8.0)     (7.0)
State and Canadian
provincial income taxes,
net of federal benefit          11.4       8.6       8.2
Change in valuation
allowance                         --        --     (23.0)
Tax effect of certain
operating losses and
other tax credits,
primarily U.S.                    --        --      (1.8)
Other items                      2.4      (0.6)      1.2
                              --------------------------
Provision for income taxes    $112.3     $81.5     $40.6
                              ==========================

Deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                      December 31
                                   ------------------
                                     1997      1996
                                   ------------------

Deferred tax assets:
Reserves and other liabilities     $ 48,112  $ 48,980
Other postretirement benefits        50,413    49,785
Tax loss carryforwards                4,049     4,745
Tax credit carryforwards                 --     2,558
                                   ------------------
Gross deferred tax assets           102,574   106,068
Valuation allowance                 (23,296)  (23,296)
                                   ------------------
Net deferred tax assets              79,278    82,772
                                   ------------------
Deferred tax liabilities:
Property, plant and equipment        88,637    85,875
Prepaid pension asset                27,918    27,587
Other                                 5,976     4,505
                                   ------------------
Gross deferred tax liabilities      122,531   117,967
                                   ------------------
Net deferred tax liability           43,253    35,195
Net deferred tax asset--current      16,717    13,514
                                   ------------------
Net deferred tax
liability--noncurrent              $ 59,970  $ 48,709
                                   ==================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized.

At December 31, 1997 the Company had net operating loss carryforwards of $10.5 million. The net operating loss carryforwards are limited to use in varying annual amounts through 2006.

Deferred tax assets include approximately $9.2 million that represents the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending settlement between the U.S. and Canadian Competent Authorities as previously noted.

At December 31, 1997 cumulative undistributed earnings of LCI were $796.8 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in Canada. The Company's management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is impracticable since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

SEGMENT INFORMATION

The Company's single business segment includes the manufacture and sale of cement and ready-mixed concrete, precast and prestressed concrete components, concrete block and pipe, aggregates, reinforcing steel and gypsum wallboard. In addition, the Company is engaged in road building and other construction that use many of its own products, and in supplying cement plants with substitute fuels and raw materials.

Sales between the United States and Canada are accounted for at fair market value. Income from operations equals net sales plus other income less cost of goods sold, and selling and administrative expenses. It excludes interest expense, interest income and income taxes. Financial information by country is as follows (in millions):

                                     Years Ended December 31
                                 --------------------------------
                                     1997        1996        1995
                                 --------------------------------
Net Sales *
  United States                  $1,046.8      $953.6      $821.1
  Canada                            828.9       777.5       722.3
  Eliminations                     (69.3)      (81.8)      (71.2)
                                 --------------------------------
Total net sales                  $1,806.4    $1,649.3    $1,472.2
                                 ================================
Income from operations *
  United States                    $170.7      $131.7      $109.9
  Canada                            130.2       104.7        75.5
                                 --------------------------------
Total income from operations       $300.9      $236.4      $185.4
                                 ================================
Identifiable assets
  United States                    $906.0      $889.7      $868.3
  Canada                            993.1       923.3       845.6
                                 --------------------------------
Total identifiable assets        $1,899.1    $1,813.0    $1,713.9
                                 ================================

* The 1997, 1996 and 1995 amounts shown as income from operations for Canada and the United States exclude $6.1 million, $13.7 million and $30.1 million, respectively, of adjustments resulting from an agreement reached with Revenue Canada Taxation (as described in the Income Taxes note). If these adjustments were reflected, net sales and income from operations in Canada would be increased with corresponding adjustments in the U.S. There would be no impact on consolidated income from operations.

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities included the issuance of 296,000, 859,000 and 851,000 common equity shares on the reinvestment of dividends totaling $7.0 million, $15.8 million and $15.8 million in 1997, 1996 and 1995, respectively.

Cash paid during the year for interest and income taxes is as follows (in thousands):


                                   Years Ended December 31
                                 ---------------------------
                                    1997      1996      1995
                                 ---------------------------
Interest                         $20,415   $17,595   $15,944
Income taxes (net of refunds)    $93,045   $74,188   $75,218
                                 ===========================

PENSION PLANS

The Company has several defined benefit and defined contribution retirement plans covering substantially all employees. Benefits paid under the defined benefit plans are generally based on either years of service and the employee's compensation over the last few years of employment or years of service multiplied by a contractual amount. The Company's funding policy is to contribute amounts that are deductible for income tax purposes.

The following table summarizes the consolidated funded status of the Company's defined benefit retirement plans and provides a reconciliation to the consolidated prepaid pension asset and accrued pension liability recorded on the Company's Consolidated Balance Sheets at December 31, 1997 and 1996 (in millions). For 1997 and 1996 the assumed settlement interest rates were 7.0 and
7.5 percent, respectively, for the Company's U.S. plans and 6.75 and 7.5 percent, respectively, for the Canadian plans. For 1997 and 1996 the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations was 4.5 percent for the Company's U.S. plans and 4.25 percent for the Canadian plans. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was
9.0 percent for each year presented.


                                            December 31, 1997                           December 31, 1996
                                  ---------------------------------------------------------------------------------
                                  Assets Exceed           Accumulated         Assets Exceed           Accumulated
                                   Accumulated          Benefits Exceed        Accumulated          Benefits Exceed
                                     Benefits                Assets             Benefits                 Assets
                                  ---------------------------------------------------------------------------------
Actuarial present value of:
Vested benefit obligations               $308.7                  $ 42.9              $316.4                  $ 36.0
Accumulated benefit obligations           312.2                    44.4               319.7                    39.4
                                  =================================================================================
Projected benefit obligation
for service rendered to date             $385.3                   $48.0              $354.5                   $43.1
Market value of plan assets               472.3                    19.4               433.4                    17.2
                                  ---------------------------------------------------------------------------------
Plan assets in excess of (less
than) projected benefit
obligations                                87.0                   (28.6)               78.9                   (25.9)
Unrecognized net (gain) loss
due to past experience different
from prior assumptions made                (0.3)                    8.6                 6.3                     6.7
Unrecognized prior service costs            9.5                     0.8                11.1                     1.2
Unrecognized net (assets)
obligations at transition
to SFAS No. 87                             (5.7)                    0.6                (8.1)                    1.1
                                  ---------------------------------------------------------------------------------
Prepaid pension asset
(accrued pension liability)                $90.5                 $(18.6)              $88.2                  $(16.9)
                                  =================================================================================

Net retirement cost for the years indicated includes the following components (in millions):


                                    Years Ended December 31
                                  ----------------------------
                                    1997      1996      1995
                                  ----------------------------
Service cost of benefits earned
during the period                    $10.7      $9.7      $8.5
Interest cost on projected
benefit obligation                    28.9      28.5      28.1
Actual gain on plan assets           (70.9)    (50.9)    (61.3)
Net amortization and deferral         37.0      17.3      26.4
                                     -------------------------
Total defined benefit plans cost       5.7       4.6       1.7
Defined contribution plans cost        3.8       3.8       3.6
                                     -------------------------
Net retirement cost                   $9.5      $8.4      $5.3
                                     =========================

Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $4.0 million, $3.7 million and $3.2 million for 1997, 1996 and 1995, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation nor the net assets attributable to the multi-employer plans in which Company employees participate.

The defined contribution plans costs in the preceding table relate to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of these plans, the Company matches a portion of each participant's contribution.


OTHER POSTRETIREMENT BENEFITS

The Company provides certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in Canada and the U.S. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health plans pay a stated percentage of most medical/dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree's health care benefit coverage is coordinated in Canada with Provincial Health and Insurance Plans and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by the Company are covered under other care plans that differ from current plans in coverage, deductibles and retiree contributions.

In the U.S., salaried retirees and dependents under age 65 have a $1,000,000 health care lifetime maximum benefit. At age 65 or over, the maximum is $50,000. Lifetime maximums for hourly retirees are governed by the location and/or bargaining agreement in effect at the time of retirement. In Canada some units have maximums, but in most cases there are no lifetime maximums. In some units in Canada, spouses of retirees have lifetime medical coverage.

In Canada, both salaried and nonsalaried employees are generally eligible for life insurance benefits. In the U.S., life insurance is provided for a number of hourly retirees as stipulated in their hourly bargained agreements but not for salaried retirees except those of certain acquired companies.

The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's Consolidated Balance Sheets (in thousands):


                                          December 31
                                       ------------------
                                         1997      1996
                                       ------------------
Accumulated postretirement benefit
obligation
  Retirees                             $ 86,336  $ 74,832
  Fully eligible active participants     14,090    13,417
  Other active participants              20,131    19,646
Total accumulated postretirement
benefit obligation                      120,557   107,895
Unrecognized net gain                     2,871    13,320
Unrecognized prior service cost           3,047     3,652
                                       ------------------
Accrued postretirement benefit cost    $126,475  $124,867
                                       ==================

Net periodic postretirement benefit cost includes the following components (in thousands):


                                                Years Ended December 31
                                               --------------------------
                                                1997      1996      1995
                                               --------------------------
Service cost of benefits earned
  during the period                            $1,624    $1,412    $1,285
Interest cost on accumulated postretirement
  benefit obligation                            7,989     7,683     8,046
Net amortization                                 (846)   (1,109)   (1,390)
                                               --------------------------
Net periodic postretirement benefit cost       $8,767    $7,986    $7,941
                                               ==========================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 9.5 percent, decreasing to 5.5 percent over 10 years. For post-65 retirees in the U.S., the assumed rate was 7.5 percent, decreasing to 5.5 percent over 10 years with a Medicare assumed rate for the same group of 6.9 percent, decreasing to 5.5 percent over 10 years. For post-65 retirees in Canada the assumed rate was 9.2 percent, decreasing to 5.5 percent over 10 years. If the health care cost trend rate assumptions were increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1997 would be increased by
8.4 percent. The effect of this change on the net periodic postretirement benefit cost for 1997 would be an increase of 11.4 percent.

For 1997 and 1996 the weighted average discount rates used to determine the accumulated postretirement benefit obligations were 7.0 and 7.5 percent, respectively, for U.S. plans and 6.75 and 7.5 percent, respectively, for Canadian plans.

COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment. Total lease expenses for 1997, 1996 and 1995 were $12.0 million, $15.1 million and $14.1 million, respectively. Future minimum annual lease commitments for all noncancelable leases are as follows (in thousands):



        1998                   $11,190
        1999                    10,281
        2000                     8,512
        2001                     7,783
        2002                     7,038
        Thereafter              17,383
                               -------
         Total                 $62,187
                               =======

The Company self insures for workers' compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

Since 1992, a number of owners of buildings located in eastern Ontario, Canada, most of whom are residential homeowners, filed actions in the Ontario Court (General Division) against Bertrand & Frere Construction Company Limited (Bertrand) and a number of other defendants seeking damages as a result of allegedly defective footings, foundations and floors made with ready-mixed concrete supplied by Bertrand. There are presently approximately 168 plaintiffs whose claims involve 104 foundations, which are embodied in ten lawsuits. In two of these actions, the plaintiffs have added LCI as a party defendant; in the others, LCI is either a third or fourth party. The damages claimed total more than Cdn. $62 million. In the largest of these actions, approximately 119 plaintiffs are complaining about 81 basement foundations, including a 20-unit condominium, and claiming approximately Cdn. $51.7 million, each plaintiff seeking Cdn. $200,000 for costs of repairs and loss of capital value of their respective home or building, Cdn. $200,000 for punitive and exemplary damages and Cdn. $20,000 for hardship, inconvenience and mental distress, together with interest and costs. LCI has also been served with cross-claims or third or fourth party claims by Bertrand in the referenced lawsuits. Bertrand is seeking indemnity for its liability to the owners as a result of the supply by LCI of allegedly defective flyash. Bertrand amended its claims to allege that the cement supplied by LCI is also defective. In 1995, the Ontario New Home Warranty Program instituted a lawsuit against Bertrand, LCI and certain other defendants to recover approximately Cdn. $3 million in costs for replacing or repairing the foundations of 29 houses which were covered under the warranty program. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. It has introduced third and fourth party claims against its insurers to have the insurance coverage issues dealt with by the Court at the same time as the liability case. The Company believes it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Trial on this matter convened in early September 1997 and is expected to continue until the second quarter of 1998.

In late August 1996 the Company, among others, was served with original petitions from two sets of plaintiffs in two similar lawsuits brought in state courts in Starr and Duval Counties, Texas. In the first suit, approximately 180 plaintiffs sued approximately 170 defendants involved in the production, transportation and use of cement, concrete, additives, sand and gravel alleging that these materials contain toxic substances, that the plaintiffs were exposed to the toxic substances in their work areas where they breathe the fumes, inhale the particles and absorb the materials from them which caused injury to their respiratory and nervous systems and brain damage. The plaintiffs claim negligence, gross negligence, and products and strict liability and seek, among other things, both past and future damages, exemplary damages and cost of the suit in an unspecified amount. In the second suit, approximately 70 plaintiffs sued approximately 225 defendants alleging claims similar to those contained in the first suit with an added claim that plaintiffs suffered exposure to defendants' toxic substances in their homes. While the amount of liability, if any, to the Company is uncertain, the Company filed general denials to both suits in late October 1996 and is vigorously defending the lawsuits. Although significant discovery and venue issues have been decided, plaintiffs have filed motions in both cases seeking recusal of the presiding judge, this has effectively stayed all progress in both cases pending resolution of the motions.

The Company has been notified by the EPA that it is one of several potentially responsible parties for clean-up costs at waste disposal sites. The ultimate costs related to such matters and the Company's degree of responsibility in some of these matters is not presently determinable.

When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 1997 and 1996, the liabilities recorded for environmental obligations are not material. Management has concluded that the possibility that any material liability in excess of the amounts reported in the balance sheet is remote.

In addition, the Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.

RELATED PARTY TRANSACTIONS

The Company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $6.3 million, $5.7 million and $5.5 million during 1997, 1996 and 1995, respectively. In addition, the Company purchases various products from Lafarge S.A. Such purchases totaled $52.5 million, $52.1 million and $27.7 million in 1997, 1996 and 1995, respectively. All transactions with Lafarge S.A. were conducted on an arms-length basis.

Lafarge S.A. reinvested a portion of dividends it was entitled to receive on the Company's common shares during 1997, 1996 and 1995. These reinvestments totaled $3.9 million, $13.2 million and $12.4 million, respectively. The Company's $50 million of short-term borrowings from Lafarge S.A. and its subsidiaries at December 31, 1996 were repaid in 1997.

SUBSEQUENT EVENTS

On March 17, 1998, the Company announced that it will purchase a number of construction materials businesses from Lafarge S.A., its majority shareholder, for approximately $690 million in cash. This purchase, which is subject to execution of a definitive agreement and to meeting certain regulatory and administrative requirements, includes the businesses of Western Mobile Inc. of Denver, Colorado; Redland Genstar Inc. of Towson, Maryland; and Redland Quarries Inc. of Hamilton, Ontario. The operations being acquired posted combined revenues of more than $520 million in 1997.

Since the acquisition will be from its majority shareholder, it will be accounted for in a manner similar to a pooling-of-interests. The tangible and intangible assets and liabilities acquired will be transferred to the Company at Lafarge S.A.'s historical book value on the date acquired by Lafarge S.A. (December 1997). The Company expects to finance the acquisition with a combination of cash, short-term debt and long-term debt.

On March 18, 1998, a shareholder derivative lawsuit was filed in Circuit Court for Montgomery County, Maryland against all of the directors of the Company alleging breach of fiduciary duty, corporate waste, and gross negligence in connection with the Company's planned purchase of a number of construction materials businesses in North America from Lafarge S.A., its majority shareholder (the "Transaction"). Lafarge S.A. took control of these businesses in late 1997 when it acquired the British construction materials firm Redland PLC. A special committee of independent directors of the Company's Board of Directors was appointed to evaluate the Transaction. Based upon extensive due diligence and the advice of independent professionals retained by the special committee, including an investment banking firm which advised the committee regarding the fairness of the price and terms of the proposed Transaction, the special committee recommended the Transaction for approval by the full Board of Directors of the Company. On March 16, 1998, the full Board, consisting of a majority of independent directors, approved the Transaction and the Company publicly announced the Transaction on March 17, 1998. The Company has been advised that the directors believe that the lawsuit against them with respect to the Transaction is without merit and intend to vigorously defend the lawsuit.

QUARTERLY DATA (UNAUDITED)

The following table summarizes financial data by quarter for 1997 and 1996 (in millions, except per share information):


                                   First  Second  Third  Fourth   Total
                                  -------------------------------------

1997
Net sales                           $244    $477   $612    $473  $1,806
Gross profit (loss)                 (11)     143    202     137     471
Net income (loss)                   (34)      60     97      59     182
Net income (loss) per
  common equity share (a)
  Basic                           (0.48)    0.84   1.36    0.83    2.56
  Diluted                         (0.48)    0.84   1.35    0.82    2.54
                                  =====================================
1996
Net sales                           $204    $421   $576    $448  $1,649
Gross profit (loss)                 (20)     114    182     121     397
Net income (loss)                   (38)      43     85      51     141
Net income (loss) per
  common equity share (a)
  Basic                           (0.55)    0.62   1.21    0.73    2.02
  Diluted                         (0.55)    0.59   1.15    0.70    1.95
                                  =====================================

(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The section entitled "Election of Directors" appearing on pages 5 through 8 of the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 sets forth certain information with respect to the directors and nominees for election as directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Annual Report.

                                      III-1

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing on pages 8 through 18 of the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 sets forth certain information with respect to the compensation of management of the Company, and is incorporated herein by reference.


                                  III-2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Voting Securities", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing on pages 1 through 5 and "Election of Directors" appearing on pages 5 through 8 of the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 set forth certain information with respect to the ownership of the Company's voting securities, and are incorporated herein by reference.


                                   III-3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sections entitled "Executive Compensation - Indebtedness of Management" and "Executive Compensation - Transactions with Management and Others" appearing on page 18 of the Company's proxy statement for the annual meeting of stockholders to be held on May 5, 1998 set forth certain information with respect to relations of and transactions by management of the Company, and are incorporated herein by reference.


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

3.              EXHIBITS
                --------

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

10.5            1993 Stock Option Plan of the Company, as amended and restated
                February 7, 1995.

10.6.           1983 Stock Option Plan of the Company, as amended and restated
                May 2, 1989 [incorporated by reference to Exhibit 28 to the
                Company's report on Form 10-Q for the quarter ended June 30, 1989].

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

10.17           Reimbursement Agreement dated January 1, 1990 between Lafarge
                Coppee and the Company relating to expenses for Strategic
                Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

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

10.20           Amendments dated June 1 and August 1, 1996 to Revolving Credit
                Facility Agreements among the Company and six separate banking institutions filed as Exhibit 10.18 [incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1996].

10.21           Cost Sharing Agreement dated January 2, 1996 between Lafarge
                Materiaux de Specialities and the Company related to costs of a new unit established for researching potential profitable markets for their respective products in North America
                [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended
                December 31, 1996].

10.22           Marketing and Technical Assistance Agreement dated October 1,
                1996 between Lafarge S.A. and the Company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities
                [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended
                December 31, 1996].

10.23 Consulting Agreement between the Company and Robert Murdoch dated October 1, 1997.

11 Statement regarding computation of net income per common equity share.

21              Subsidiaries of the Company.

23              Consent of Arthur Andersen LLP, independent public accountants.


(b)             Reports on Form 8-K.
                --------------------

                No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.

                        CONSOLIDATED SUPPORTING SCHEDULE

                                                                     Schedule II
                      LAFARGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1997, 1996, 1995
                                 (In Thousands)


                                                          Additions                      Deductions
                                                        --------------       ------------------------------------
                                                                               From Reserve
                                                                               for Purposes
                                      Balance at            Charge to           for Which
                                     Beginning of           Cost and           Reserve Was                           Balance at End
      Descriptions                        Year              Expenses             Created             Other (1)          of Year
-------------------------------    ---------------      ---------------      ---------------     -----------------   --------------
Reserve applicable to
  current receivable

    For doubtful accounts:

            1997                      $ 18,793             $  2,365             $ (3,177)             $   (380)             $ 17,601

            1996                      $ 20,685             $    255             $ (2,108)             $    (39)             $ 18,793

            1995                      $ 22,698             $    588             $ (2,843)             $    242              $ 20,685

    For cash and other discounts:

            1997                      $  3,750             $ 37,147             $(36,786)             $   (929)             $  3,182

            1996                      $  3,542             $ 30,909             $(30,583)             $   (118)             $  3,750

            1995                      $  5,649             $ 30,691             $(32,985)             $    187              $  3,542


----------------
(1) Primarily foreign currency translation adjustments

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LAFARGE CORPORATION

                                         By:  /s/ LARRY J. WAISANEN
                                         --------------------------
                                         Larry J. Waisanen
                                         Executive Vice President and
                                         Chief Financial Officer

                                         Date:  March 27, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                      Signature                                               Title                             Date
                      ---------                                               -----                             ----
/s/ JOHN M. PIECUCH                                             President and Chief Executive              March 27, 1998
------------------------------------------------------          Officer and Director
John M. Piecuch


/s/ LARRY J. WAISANEN                                           Executive Vice President and Chief         March 27, 1998
------------------------------------------------------          Financial Officer
Larry J. Waisanen


/s/ JOHN C. PORTER                                              Vice President and Controller              March 27, 1998
------------------------------------------------------
John C. Porter

/s/ BERTRAND P. COLLOMB                                         Chairman of the Board                      March 27, 1998
------------------------------------------------------
Bertrand P. Collomb

/s/ THOMAS A. BUELL                                             Director                                     March 27, 1998
------------------------------------------------------
Thomas A. Buell

/s/ MARSHALL A. COHEN                                           Director                                     March 27, 1998
------------------------------------------------------
Marshall A. Cohen

/s/ PHILIPPE P. DAUMAN                                          Director                                     March 27, 1998
------------------------------------------------------
Philippe P. Dauman

/s/ BERNARD L. KASRIEL                                          Director                                     March 27, 1998
------------------------------------------------------
Bernard L. Kasriel

/s/ JACQUES LEFEVRE                                             Director                                     March 27, 1998
------------------------------------------------------
Jacques Lefevre

/s/ PAUL W. MACAVOY                                             Director                                     March 27, 1998
------------------------------------------------------
Paul W. MacAvoy

/s/ CLAUDINE B. MALONE                                          Director                                     March 27, 1998
------------------------------------------------------
Claudine B. Malone

/s/ ALONZO L. MCDONALD                                          Director                                     March 27, 1998
------------------------------------------------------
Alonzo L. McDonald

/s/ ROBERT W. MURDOCH                                           Director                                     March 27, 1998
------------------------------------------------------
Robert W. Murdoch

/s/ BERTIN F. NADEAU                                            Director                                     March 27, 1998
------------------------------------------------------
Bertin F. Nadeau

/s/ JOHN D. REDFERN                                             Director                                     March 27, 1998
------------------------------------------------------
John D. Redfern

/s/ JOE M. RODGERS                                              Director                                     March 27, 1998
------------------------------------------------------
Joe M. Rodgers

/s/ MICHEL ROSE                                                 Director                                     March 27, 1998
------------------------------------------------------
Michel Rose

/s/ RONALD D. SOUTHERN                                          Director                                     March 27, 1998
------------------------------------------------------
Ronald D. Southern

                               INDEX OF EXHIBITS

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
EXHIBIT NUMBERS                                                                      PAGES
--------------- ---------------------------------------------------------------  -------------
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

                               INDEX OF EXHIBITS

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
EXHIBIT NUMBERS                                                                      PAGES
--------------- ---------------------------------------------------------------  -------------
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

10.5*           1993 Stock Option Plan of the Company, as amended and restated
                February 7, 1995.

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

10.8            Director Fee Deferral Plan of General Portland, assumed by the
                Company on January 29, 1988 [incorporated by reference to
                Exhibit

                               INDEX OF EXHIBITS

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
EXHIBIT NUMBERS                                                                      PAGES
--------------- ---------------------------------------------------------------  -------------
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

                               INDEX OF EXHIBITS

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
EXHIBIT NUMBERS                                                                      PAGES
--------------- ---------------------------------------------------------------  -------------
10.16           Description of Nonemployee Director Retirement Plan of the
                Company, effective January 1, 1989 [incorporated by reference to
                Exhibit 10.40 to the Annual Report on Form 10-K filed by the
                Company for the fiscal year ended December 31, 1989].

10.17           Reimbursement Agreement dated January 1, 1990 between Lafarge
                Coppee and the Company relating to expenses for Strategic
                Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].

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

10.20           Amendments dated June 1 and August 1, 1996 to Revolving Credit
                Facility Agreements among the Company and six separate banking institutions filed as Exhibit 10.18 [incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1996].

10.21           Cost Sharing Agreement dated January 2, 1996 between Lafarge
                Materiaux de Specialities and the Company related to costs of a new unit established for researching potential profitable markets for their respective products in North America
                [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended
                December 31, 1996].

10.22           Marketing and Technical Assistance Agreement dated October 1,
                1996 between Lafarge S.A. and the Company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities
                [incorporated by reference to Exhibit 10.22 to the Annual Report on

                                    IV-14

                               INDEX OF EXHIBITS

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
EXHIBIT NUMBERS                                                                      PAGES
--------------- ---------------------------------------------------------------  -------------
                Form 10-K filed by the Company for the fiscal year ended
                December 31, 1996].

10.23* Consulting Agreement between the Company and Robert Murdoch dated October 1, 1997.

11* Statement regarding computation of net income per common equity share.

21*             Subsidiaries of the Company.

23*             Consent of Arthur Andersen LLP, independent public accountants.


------------------------
* Filed herewith