Form 10-Q
period 1998-03-31
LAFARGE CORP
filed 1998-05-15
CIK 716783

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 31, 1998
                              --------------------------------------------------

                                       OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              --------   ----------

Commission file number                                 0-11936
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
                (Company's telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
                     Class                           April 30, 1998
      -----------------------------------            --------------
      Common Stock of Lafarge Corporation
       ($1 par value)                                  66,698,839
                                                       ----------

      Exchangeable Preference Shares of
       Lafarge Canada Inc.
       (no par value)                                   5,303,189
                                                        ---------

      Total Common Equity Interests                    72,002,028
                                                       ==========

Number of pages contained in this report     17
                                             --
Total sequentially numbered pages            17
                                             --
Exhibit index on page                        16
                                             --

                           LAFARGE CORPORATION AND SUBSIDIARIES
                          --------------------------------------
                     FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998

                                          INDEX

                                                                           PAGE
                                                                           ----

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

    a)        Condensed Consolidated Statements
              of Income (Loss) - Three-Month and Twelve-Month
              Periods Ended March 31, 1998 and 1997                           3

    b)        Condensed Consolidated Balance Sheets -
              March 31, 1998, March 31, 1997, and
              December 31, 1997                                               4

    c)        Condensed Consolidated Statements of
              Cash Flows - Three-Month and Twelve-Month
              Periods Ended March 31, 1998 and 1997                           5

    d)        Condensed Consolidated Geographic Information -
              Three-Month and Twelve-Month Periods
              Ended March 31, 1998 and 1997                                   6

    e)        Notes to Condensed Consolidated Financial Statements            7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              15

Item 4.       Submission of Matters to a Vote of Security Holders            15

Item 6(a).    Exhibits                                                       16

Item 6(b).    Reports on Form 8-K                                            16

SIGNATURE                                                                    17

                              PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            --------------------


                      LAFARGE CORPORATION AND SUBSIDIARIES
                      ------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS                 TWELVE MONTHS
                                          ENDED MARCH 31                ENDED MARCH 31
                                     --------------------------   --------------------------

                                        1998          1997           1998          1997
                                     ------------  ------------   ------------  ------------
NET SALES                            $ 267,292     $ 244,034      $1,829,609    $1,689,602
                                     ------------  ------------   ------------  ------------

COST AND EXPENSES

Cost of goods sold                     265,196       255,323       1,345,079     1,283,716
Selling and administrative              42,251        37,456         165,758       153,103
Other expense, net                       5,455         3,892          10,847        10,609
                                     ------------  ------------   ------------  ------------

Total income (loss) from operations    (45,610)      (52,637)        307,925       242,174
                                     ------------  ------------   ------------  ------------

Interest expense                         4,042         5,559          18,432        23,762
Interest income                         (3,831)       (2,917)        (14,199)      (10,321)
                                     ------------  ------------   ------------  ------------

PRE-TAX INCOME (LOSS)                  (45,821)      (55,279)        303,692       228,733
Income tax benefit (expense)            17,654        21,158        (115,762)      (83,793)
                                     ------------  ------------    ------------ ------------

NET INCOME (LOSS)                    $ (28,167)    $ (34,121)      $ 187,930    $  144,940
                                     ============  ============    ============ ============

NET INCOME (LOSS) PER COMMON
   EQUITY SHARE-BASIC                $    (.39)    $    (.48)      $    2.63    $     2.07
                                     ------------  ------------    ------------ ------------

NET INCOME (LOSS) PER COMMON EQUITY
   SHARE-DILUTED                     $    (.39)    $    (.48)      $    2.60    $     2.01
                                     ------------  ------------    ------------ ------------

DIVIDENDS PER COMMON EQUITY SHARE    $    0.12     $    0.10       $    0.44    $     0.40
                                     ============  ============    ============ ============

Weighted average number of common
equity shares and equivalents
outstanding                             71,737        70,517          71,429        70,078
                                     ============  ============    ============ ============


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                         MARCH 31          MARCH 31         DECEMBER 31
                                           1998              1997              1997
                                        (UNAUDITED)       (UNAUDITED)        (AUDITED)
                                       --------------    --------------    --------------
ASSETS

Cash and cash equivalents              $  121,001        $  118,940        $  163,033
Short-term investments                    164,423            84,032           155,368
Receivables, net                          194,118           208,108           254,720
Inventories                               227,093           218,840           209,220
Other current assets                       34,227            29,568            33,627
                                       --------------    --------------    --------------
Total current assets                      740,862           659,488           815,968

Property, plant and equipment, (less
accumulated depreciation and
depletion of $1,083,549, $1,037,158
and $1,067,927)                           899,249           876,951           876,744
Excess of cost over net assets of
businesses acquired, net                   40,284            30,682            27,859
Other assets                              190,650           183,213           178,486
                                       --------------    --------------    --------------
TOTAL ASSETS                           $1,871,045        $1,750,334        $1,899,057
                                       ==============    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued
liabilities                            $  227,813        $  195,195        $  231,528
Income taxes payable                        2,295             2,469            34,434
Short-term borrowing and current
portion of long-term debt                  71,643            33,079            29,770
Short-term borrowings from related
parties                                       --            100,000               --
                                       --------------    --------------    --------------
Total current liabilities                 301,751           330,743           295,732

Long-term debt                            121,327           149,260           132,337
Deferred income tax                        59,600            46,424            59,970
Other post-retirement benefits            127,446           125,161           126,475
Other long-term liabilities                32,942            29,450            28,855
                                       --------------    --------------    --------------
Total liabilities                         643,066           681,038           643,369
                                       --------------    --------------    --------------

Common equity interests
   Common shares                           66,276            63,580            65,268
   Exchangeable shares                     39,494            49,911            45,259
Additional paid-in-capital                656,994           626,218           649,082
Retained earnings                         556,629           400,284           593,438
Foreign currency translation
adjustments                               (91,414)          (70,697)          (97,359)
                                       --------------    --------------    --------------
Total shareholders' equity              1,227,979         1,069,296         1,255,688
                                       --------------    --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                              $1,871,045        $1,750,334        $1,899,057
                                       ==============    ==============    ==============


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                          THREE MONTHS                 TWELVE MONTHS
                                         ENDED MARCH 31               ENDED MARCH 31
                                     ------------------------    --------------------------

                                       1998          1997           1998          1997
                                     ----------    ----------    ------------  ------------
CASH FLOWS FROM OPERATIONS

Net Income (Loss)                     $(28,167)     $(34,121)     $187,930      $144,940
Adjustments to reconcile net income
(loss) to net cash provided by
operations:
   Depreciation, depletion and
    amortization                        27,332        27,060       106,576       102,165
   Provision for doubtful accounts         622           695         2,292           426
   Gain on sale of assets                  (85)       (1,279)       (4,844)       (4,503)
   Other post-retirement benefits          838           470         2,713         1,105
   Other non-cash charges and
    credits, net                           961        (4,107)       15,050         4,217
   Changes in working capital             (600)       18,831        19,621       (34,097)
                                     ----------    ----------   ------------  ------------
Net cash provided by operations            901         7,549       329,338       214,253
                                     ----------    ----------   ------------  ------------

CASH FLOWS FROM INVESTING

  Capital expenditures                 (40,291)      (40,553)     (123,708)     (136,221)
  Acquisitions                         (22,061)            -       (30,878)      (75,357)
  Short-term investments                (9,055)        8,464       (80,391)       13,482
  Proceeds from property, plant
   and equipment dispositions            7,007         4,147        21,807        30,745
  Other                                 (3,304)       (1,574)       (5,750)       (4,222)
                                      ----------    ----------   ------------  ------------
Net cash used for investing            (67,704)      (29,516)     (218,920)     (171,573)
                                      ----------    ----------   ------------  ------------

CASH FLOWS FROM FINANCING

  Net increase (decrease) in
  long-term borrowings (includes
  current portion)                      28,096        25,594       (92,106)       (4,085)
  Issuance of equity securities          2,258         3,103        19,354         7,011
  Dividends, net of reinvestments       (7,745)       (2,870)      (27,884)      (12,295)
                                      ----------    ----------   ------------  ------------
Net cash provided (consumed) by
 financing                              22,609        25,827      (100,636)       (9,369)
                                      ----------    ----------   ------------  ------------
Effect of exchange rate changes          2,162        (1,767)       (7,721)       (3,347)
                                      ----------    ----------   ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     (42,032)        2,093         2,061        29,964
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD          163,033       116,847       118,940        88,976
                                      ----------    ----------   ------------  ------------
CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD               $121,001      $118,940      $121,001      $118,940
                                      ==========    ==========   ============  ============


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)

                                              THREE MONTHS               TWELVE MONTHS
                                             ENDED MARCH 31              ENDED MARCH 31
                                         ------------------------    -----------------------

                                            1998         1997           1998        1997
                                         -----------  -----------    -----------  ----------
NET SALES

Canada                                   $  98,638    $  91,340     $  776,765   $  718,035
United States                              168,654      152,694      1,052,844      971,567
                                         -----------  -----------   -----------  -----------
TOTAL NET SALES                          $ 267,292    $ 244,034     $1,829,609   $1,689,602
                                         ===========  ===========   ===========  ==========


INCOME (LOSS) FROM OPERATIONS (SEE NOTE 7)

Canada                                   $ (25,833)   $ (30,259)    $  134,640   $  106,227
United States                              (19,777)     (22,378)       173,285      135,947
                                         -----------  -----------   -----------  -----------

TOTAL INCOME (LOSS) FROM OPERATIONS        (45,610)     (52,637)       307,925      242,174
Interest expense, net                       (4,042)      (5,559)       (18,432)     (23,761)
Interest income                              3,831        2,917         14,199       10,320
                                         -----------  -----------    -----------  ----------

PRE-TAX INCOME (LOSS)                    $ (45,821)   $ (55,279)    $  303,692   $  228,733
                                         ===========  ===========   ===========  ===========


See Notes to Condensed Consolidated Financial Statements.

                     LAFARGE CORPORATION AND SUBSIDIARIES
                     ------------------------------------

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

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K.

3. Because of seasonal, weather-related conditions in most of the Company's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

4. Substantially all U.S. inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method, and all other inventories are valued at average cost. At March 31, 1998 and 1997, and at December 31, 1997, inventories consisted of the following (in thousands):

                                      March 31         March 31      December 31
                                        1998             1997           1997
                                    --------------    ------------  --------------
Finished products                   $ 107,587         $ 102,204     $ 104,508
Work in process                        23,746            28,466         7,791
Raw materials and fuel                 49,989            44,582        50,547
Maintenance and operating
 supplies                              45,771            43,588        46,374
                                    --------------    ------------  --------------
Total inventories                   $ 227,093         $ 218,840     $ 209,220
                                    ==============    ============  ==============

5. Cash paid during the period for interest and taxes, is as follows (in thousands):


                                   Three Months           Twelve Months
                                  Ended March 31          Ended March 31
                               ---------------------  -----------------------
                                 1998        1997        1998        1997
                               ----------  ---------  -----------  ----------

     Interest                  $     677    $  1,476    $ 19,365     $ 25,890
     Income Taxes (net of
      refunds)                    13,954       9,815      99,999       75,776

6. Earnings per share for the three and twelve months ended March 31, 1998 and 1997 includes the following components (unaudited and in thousands, except per share amounts):


                                  Three Months Ended        Twelve Months Ended
                                       March 31                  March 31
                                 ----------------------    ----------------------
                                   1998        1997           1998        1997
                                 ----------  ----------    -----------  ----------
BASIC CALCULATION


Net income (loss)                $(28,167)    $ (34,121)     $ 187,930    $ 144,940
                                 ==========  ===========   ===========   ==========

Weighted average number of
   common equity shares            71,737        70,517         71,429       70,078
                                 ==========  ==========    ===========   ==========

Basic net income (loss)
   per common equity share       $   (.39)    $    (.48)     $    2.63    $    2.07
                                 ==========  ==========    ===========   ==========

DILUTED CALCULATION


Net income (loss)                $(28,167)    $ (34,121)     $ 187,930    $ 144,940

Add after tax interest expense
 applicable to 7% Convertible
 Subordinated Debentures             -           -               -            3,073
                                 ----------  ----------    -----------   ----------

Net income (loss) assuming
 dilution                        $(28,167)    $ (34,121)     $ 187,930    $ 148,013
                                 ==========  ==========    ===========   ==========

Weighted average number of common
 equity shares outstanding         71,737        70,517         71,429       70,078

Add additional shares assuming
 conversion of 7% Convertible
 Subordinated Debentures             -           -             -              3,170

Net effect of dilutive stock
 options based on the treasury
 stock method                        -           -                 597          358
                                 ----------  ----------    -----------   ----------


Weighted average number of
 common equity shares assuming
 full conversion of all
 potentially dilutive securities   71,737        70,517         72,026       73,606
                                 ==========  ==========    ===========   ==========

Diluted net income (loss) per
   common equity share           $   (.39)    $    (.48)     $    2.60    $    2.01
                                 ==========  ==========    ===========   ==========

    Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common equity share assumed conversion of stock options, to the extent such conversion is dilutive, and in 1997 assumed conversion of the convertible debentures. The Company's reported earnings per share for 1997 was restated as a result of adopting SFAS No. 128, "Earnings Per Share."

7. In prior years, an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. This increased 1997 and 1996 Canadian net sales and pre-tax income by U.S. $6.1 million and $13.7 million, respectively, with a corresponding decrease for the U.S. The impact of this agreement was immaterial to consolidated net income. The net sales and income from operations for Canada and the U.S. presented in the condensed consolidated geographic information for the twelve months ended March 31, 1998 and 1997 do not reflect this agreement.

8. In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that an enterprise display comprehensive income which for the Company is the total of net income (loss) and the current year foreign currency translation adjustment. Comprehensive income consists of the following (in thousands):


                          Three Months Ended   Twelve Months Ended
                               March 31             March 31
                          -------------------  ----------------------
                             1998        1997       1998       1997
                          ---------   ---------  ---------  ---------
    Net income (loss)     $(28,617)   $(34,121)  $187,930   $144,940

    Foreign currency
     translation
     adjustments             5,945      (7,355)   (20,717)   (13,147)
                          ---------   ---------  ---------  ---------

    Comprehensive income
     (loss)               $(22,672)   $(41,476)  $167,213   $131,793
                          =========   =========  =========  =========

 9. On March 17, 1998, as indicated in the Company's 1997 Annual Report on
    Form 10-K, the Company announced that it will purchase a number of construction materials businesses in North America from Lafarge S.A., its majority shareholder. The Company's Board of Directors voted to accept the recommendation of a committee of independent directors that the
    Company acquire the businesses of Denver-based Western Mobile, Inc.;
    Redland Genstar Inc. of Towson, Maryland; and Redland Quarries Inc. of Hamilton, Ontario. Lafarge S.A. took control of these operations late last year when it acquired the British construction materials firm
    Redland PLC. The purchase price to be paid, subject to certain working capital adjustments, is $690 million. The acquisition is expected to close before the end of the second quarter.  Until fixed rate financing is put in place, bridge financing will be obtained through a short-term loan from the seller, Lafarge S.A.  On May 6 and May 12, 1998, in order to reduce the Company's risk of interest rate fluctuations, the Company entered into several forward treasury lock agreements totaling a notional $400 million. These agreements are designated as hedges and lock the Company into an effective long-term interest rate of approximately 6.7 percent.

10. In December 1997, the Company announced that it was in discussions with Holnam, Inc. to acquire its cement plant in Seattle, Washington and related assets including a limestone quarry in Texada Island, British Columbia and two cement terminals. In February 1998, the Company and Holnam, Inc. entered into a letter of intent regarding the foregoing transaction. Closing on the acquisition is subject to due diligence, regulatory approvals and execution of a definitive asset purchase agreement.

11. As discussed in its 1997 Annual Report on Form 10-K, LCI is a defendant in lawsuits in Canada arising from claims regarding alleged defective fly ash and cement. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. The trial of this matter commenced in September and is expected to continue through the second quarter of 1998. LCI believes that it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Also, the Company, among others, has been named in two lawsuits in Texas alleging exposure to toxic substances. The amount of liability, if any, to the Company is uncertain. The Company filed general denials to both suits and is vigorously defending the lawsuits. Finally, the Company has been notified by the Environmental Protection Agency that it is one of several potentially responsible parties for clean-up costs at certain waste disposal sites. When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements.

    In addition, the Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.

12. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      ------------------------------------

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

THREE MONTHS ENDED MARCH 31, 1998
---------------------------------

The seasonal pattern was evident during the three months ended March 31, 1998 when the Company incurred a net loss of $28.2 million, or $0.39 per common diluted equity share. This compares with a net loss of $34.1 million, or $0.48 per common diluted equity share, for the first quarter of 1997. Operating results improved in all of the Company's main product lines (cement, ready-mixed concrete, aggregates and gypsum wallboard) reflecting higher sales volumes and prices. The Company's Canadian operations reported a net loss of $14.0 million, $3.3 million better than 1997 whereas the U.S. net loss was $14.2 million, $2.6 million better.

The Company's net sales increased 10 percent to $267.3 million, up from $244.0 million in 1997. Canadian net sales were $98.6 million, up 8 percent, while U.S. net sales increased 10 percent to $168.7 million. A relatively mild winter across most of the United States and Canada boosted product shipments in all principal product categories and prices trended upward in all main product lines of cement, concrete, aggregate and gypsum wallboard. Cement shipments increased 7 percent while ready-mixed concrete, aggregate, and gypsum wallboard volumes rose 4 percent, 24 percent, and 5 percent, respectively.

The first quarter loss from the Company's cement and waste management operations was $18.2 million, $5.6 million better than last year. The improvement is primarily due to an increase in cement shipments and prices partially offset by higher plant costs due to the timing of major maintenance projects. Net sales increased 10 percent reflecting the rise in shipments and prices. The Canadian loss was $6.4 million, $.5 million better than 1997 due to a 7 percent increase in cement shipments and a 3 percent escalation in net realization (delivered price per ton to customers less freight) partially offset by the timing of major maintenance projects. Net sales in Canada increased 3 percent. In eastern Canada, despite the historic January ice storm, cement shipments were 15 percent better than 1997 as lower shipments in the Atlantic provinces were more than offset by stronger demand in Quebec and Ontario. The U.S. loss was $11.8 million, $5.1 million better than a year ago. Increases in shipments (7 percent) and net realization (3 percent) were partially offset by the timing of major maintenance spending. Net sales increased 13 percent reflecting the increase in shipments and prices, and the acquisition of a U.S. flyash operation in January 1998.

The Company's construction materials operations lost $16.8 million, $3.6 million better than 1997. Net sales were 5 percent higher reflecting an increase in ready-mixed concrete and aggregate shipments and prices. In Canada, the loss was $14.5 million, $3.2 million better than last year. Net sales in Canada were 7 percent higher than 1997. Stronger demand in Ontario, Quebec, and Alberta resulted in a 13 percent rise in Canadian ready-mixed concrete volumes. Aggregate volumes were also strong in Canada, increasing by 23 percent. In eastern Canada, higher volumes from ready-mixed concrete and aggregates coupled with higher aggregate prices were somewhat offset by lower ready-mixed concrete prices and higher operating costs. In western Canada, higher prices, in both ready-mixed concrete and aggregates, along with higher aggregates volumes, were partially offset by lower ready-mixed concrete volumes and higher material and operating costs. In the U.S., the loss was $2.3 million, $0.4 million better than last year. Net sales in the U.S. were 1 percent higher than 1997. Ready-mixed concrete volumes declined 9 percent due to poor weather in the Midwest while robust demand in the Ohio and Missouri markets helped drive aggregate volumes up 26 percent.

Operating profit from the Company's gypsum wallboard operations was $3.3 million, $.4 million better than 1997 due to higher shipments and prices. Mill net (net selling price to customers less freight) and shipments were 4 and 5 percent higher which boosted net sales by 9 percent.

For the quarters ended March 31, 1998 and 1997 the Company recorded an income tax benefit as a result of the seasonal loss from its Canadian and U.S. operations. The Company's effective income tax rate was 38.5 percent in 1998, consistent with the prior year.

TWELVE MONTHS ENDED MARCH 31, 1998
----------------------------------

During the fourth quarter of 1997 and the third quarter of 1996, the Company recorded adjustments of U.S. $6.1 and $13.7 million adjustment for the years 1996 and 1995, respectively, based upon an agreement with Revenue Canada Taxation. (see note 7 on page 9). The impact of these adjustments on consolidated net income was immaterial. Management's Discussion and Analysis that follows excludes the impact of this agreement.

The Company reported net income of $187.9 million in 1998 compared to $144.9 million for the same period ended March 31, 1997. Operating profits were $361.8 million, a $67.7 million improvement over 1997. Net sales increased 8 percent primarily due to greater product shipments and improved cement and ready-mixed concrete selling prices, as well as the effect of the U.S. gypsum wallboard acquisition. Canadian and U.S. net sales increased 8 percent.

Earnings from the Company's cement and waste management operations were $264.5 million, $36.6 million better than last year. Earnings from U.S. operations of $163.0 million were $17.6 million better than 1997. In the U.S., cement net realization and shipments increased 4 percent and 2 percent, respectively. Earnings from Canadian operations of $101.5 million were $19.0 million better than 1997. Net realization in Canada increased 2 percent (excluding exchange rate fluctuation) while sales volumes rose 6 percent.

The Company's construction materials operations earned $83.7 million, $22.8 million better than 1997. In Canada, earnings were $56.3 million, $18.8 million better than 1997. Ready-mixed concrete and aggregate volumes in Canada increased 10 percent and 14 percent, respectively, reflecting improved economic activity, particularly in Ontario, coupled with the impact of late 1996 acquisitions in western Canada. Canadian ready-mixed concrete selling prices were 2 percent higher while aggregate prices were relatively flat. In the U.S., earnings were $27.4 million, $4.0 million better than 1997. U.S. ready-mixed concrete volumes decreased 2 percent while selling prices improved 4 percent. Aggregate volumes were down 4 percent but selling prices increased 1 percent.

Selling and administrative expenses were $12.7 million higher mainly due to acquisitions, coupled with higher legal and other professional fees. The Company's effective income tax rate was 38.1 percent in 1998 and 36.6 percent in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash of $0.9 million was provided by operating activities in the first quarter of 1998 compared to $7.5 million in 1997. Net cash used for investing activities in 1998 was $38.2 million higher than the same period last year due to the acquisition of a flyash operation in the U.S. and the purchase of short-term investments. In 1998, net cash provided by financing activities was $22.6 million compared to $25.8 million in 1997.

Net cash provided by operating activities for the twelve-month period ended March 31, 1998 increased over the same period in 1997 primarily due to higher net income and non-cash charges, and a decrease in working capital. Compared to 1997, net cash used for investing activities in 1998 increased due to the purchase of short-term investments partially offset by lower capital spending and acquisitions. Acquisitions in 1998 included the Company's purchase of a U.S. flyash operation whereas 1997 included the purchase of two gypsum wallboard plants in September 1996. Net cash consumed by financing activities for the twelve-month period ended March 31, 1998 was $91.3 million higher than the same period in 1997 due to higher debt reductions.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $1.07 billion in 1998. The acquisition of a number of construction materials businesses from Lafarge S.A. at a purchase price of $690 million will be financed with fixed rate debt. Until financing is put in place, bridge financing will be obtained through a short-term loan from the seller, Lafarge S.A. On May 6 and May 12, 1998, in order to reduce the Company's risk of interest rate fluctuations, the Company entered into several forward treasury lock agreements totaling a notional $400 million. These agreements are designated as hedges and lock the Company into an effective long-term interest rate of approximately 6.7%.

The Company also has committed bank lines of credit totaling $150 million under which no amounts were outstanding.

OTHER FACTORS AFFECTING THE COMPANY - YEAR 2000
-----------------------------------------------

As discussed in the Company's 1997 Annual Report on Form 10-K, the Company has business application software programs that were developed over the years and computer infrastructure including computerized devices that could be affected by the "Year 2000" issue.

Excluding the acquisition of a number of construction materials businesses from Lafarge S.A. ("Redland acquisition"), the Company has completed an initial Compliance Assessment of the potential impact of the Year 2000 on computer applications, operating software and hardware and has developed an implementation plan to resolve the issue. The plan includes the replacement of certain equipment and modification of certain software to recognize the turn of the century. The plan is currently expected to result in estimated non-recurring spending over the next two years of approximately $9 million to $15 million.

The Company is currently completing the process of identifying the systems and infrastructure within the Redland acquisition that could be affected by the Year 2000 issue and developing an implementation program to resolve.

The Company believes, with appropriate replacement or modification, it will be able to operate its time-sensitive business-application software programs and infrastructure through the turn of the century.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

See Part I: Notes to Condensed Consolidated Financial Statements (page 10) for a description of certain legal and environmental matters. There are no new matters to report, and there have been no significant developments in previously reported matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

The annual meeting of shareholders of the Company was held May 5, 1998. A total of 71,780,028 shares were entitled to be voted. At the meeting, shareholders elected the 16 nominees for the Board of Directors identified below:


Director Elected             Votes For               Votes Withheld
----------------             ---------               --------------
Thomas A. Buell              55,908,032                 186,833
Marshall A. Cohen            55,911,757                 183,108
Bertrand P. Collomb          55,911,465                 183,400
Philippe Dauman              55,911,757                 183,108
Bernard L. Kasriel           55,911,782                 183,093
Jacques Lefevre              55,911,732                 183,133
Paul W. MacAvoy              55,911,782                 183,083
Claudine B. Malone           55,907,930                 186,935
Alonzo L. McDonald           55,911,781                 183,084
Robert W. Murdoch            55,910,746                 184,119
Bertin F. Nadeau             55,909,321                 185,544
John M. Piecuch              55,911,582                 183,283
John D. Redfern              55,911,047                 183,818
Joe M. Rodgers               55,908,046                 186,819
Michel Rose                  55,911,431                 183,434
Ronald Southern              55,907,899                 186,966

The shareholders approved and adopted the 1998 Stock Option Plan, with voting as follows:


Votes For         Votes Against        Abstentions          Broker Non-Votes
---------         -------------        -----------          ----------------
51,802,124         2,065,185             43,228               2,184,328

The shareholders approved certain amendments to the Company's Employee Stock Purchase Plan, with voting as follows:


Votes For         Votes Against        Abstentions          Broker Non-Votes
---------         -------------        -----------          ----------------
53,545,961         315,984              48,392               2,184,528

The shareholders ratified the appointment of Arthur Andersen LLP as auditors to audit the financial statements of the Company for the year ending December 31, 1998, with voting as follows:


Votes For         Votes Against        Abstentions          Broker Non-Votes
---------         -------------        -----------          ----------------
56,060,738         13,062               21,065                  -0-

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

   (a) Exhibits
       --------

       See Part I:  Notes to Condensed Consolidated Financial
           --------------------------------------------------
       Statements (page 8) for computation of net income per
       ----------
       common equity share.

   (b) Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed by the Company during the three-months ended March 31, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAFARGE CORPORATION

Date: May 14, 1998                        By:
      --------------                            ---------------------
                                                LARRY J. WAISANEN
                                                Executive Vice President
                                                and Chief Financial Officer