Form 10-Q
period 1998-06-30
LAFARGE CORP
filed 1998-08-14
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

For the quarterly period ended                    JUNE 30, 1998
                               -------------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934


For the transition period from                       to
                               --------------------      -----------------------

Commission file number                          0-11936
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
                (Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
                 Class                                   July 31, 1998
     -----------------------------------               -----------------
     Common Stock of Lafarge Corporation
       ($1 par value)                                      66,975,132
     Exchangeable Preference Shares of
       Lafarge Canada Inc.
       (no par value)                                       5,244,632
                                                           ----------

       Total Common Equity Interests                       72,219,764
                                                           ==========


Number of pages contained in this report          19
                                                  --
Total sequentially numbered pages                 19
                                                  --
Exhibit index on page                             18
                                                  --

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

                                                                            PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

     a)      Condensed Consolidated Statements
             of Income - Three-Month, Six-Month
             and  Twelve-Month Periods Ended
             June 30, 1998 and 1997                                          3

     b)      Condensed Consolidated Balance Sheets -
             June 30, 1998, June 30, 1997, and
             and December 31, 1997                                           4

     c)      Condensed Consolidated Statements of
             Cash Flows - Six-Month and Twelve-Month
             Periods Ended June 30, 1998 and 1997                            5

     d)      Condensed Consolidated Geographic Information -
             Three-Month, Six-Month and Twelve-Month Periods
             Ended June 30, 1998 and 1997                                    6

     e)      Notes to Condensed Consolidated Financial Statements            7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                              18

Item 6(a).   Exhibits                                                       18

Item 6(b).   Reports on Form 8-K                                            18

SIGNATURE                                                                   19

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                             JUNE 30                                     JUNE 30
                                              ------------------------------------      -------------------------------------
                                                   1998                 1997                 1998                   1997
                                              ----------------     ---------------      ----------------     ----------------
NET SALES                                     $     674,811        $     476,911        $    1,009,587       $      720,945
                                              ----------------     ---------------      ----------------     ----------------

COSTS AND EXPENSES

Cost of goods sold                                  473,032              333,771               806,439              589,094
Selling and administrative                           53,171               40,666               106,853               78,122
Goodwill amortization                                 4,272                  932                 8,020                1,877
Other expense, net                                      823                  179                 5,841                3,126
                                              ----------------     ---------------      ----------------     ----------------

Total income from operations                        143,513              101,363                82,434               48,726

Interest expense                                     10,569                5,431                18,196               10,990
Interest income                                      (5,794)              (1,877)               (9,625)              (4,794)
                                              ----------------     ---------------      ----------------     ----------------

PRE-TAX INCOME                                      138,738               97,809                73,863               42,530
Income tax expense                                  (53,692)             (37,945)              (28,571)             (16,787)
                                              ----------------     ---------------      ----------------     ----------------

NET INCOME                                    $      85,046        $      59,864        $       45,292       $       25,743
                                              ================     ===============      ================     ================

NET INCOME PER COMMON
  EQUITY SHARE-BASIC                          $        1.18        $         .84        $          .63       $          .36
                                              ================     ===============      ================     ================

NET INCOME PER COMMON EQUITY
  SHARE-DILUTED                               $        1.17        $         .84        $          .62       $          .36
                                              ================     ===============      ================     ================


DIVIDENDS PER COMMON EQUITY SHARE             $         .12        $         .10        $          .24       $          .20
                                              ================     ===============      ================     ================



                                                           TWELVE MONTHS ENDED
                                                                  JUNE 30
                                                   ------------------------------------

                                                          1998                1997
                                                   ----------------    ----------------
NET SALES                                          $    2,094,993      $    1,745,565
                                                   ----------------    ----------------

COSTS AND EXPENSES

Cost of goods sold                                      1,552,551           1,310,092
Selling and administrative                                189,694             155,115
Goodwill amortization                                       9,891               3,687
Other expense, net                                          8,251               6,194
                                                   ----------------    ----------------

Total income from operations                              334,606             270,477

Interest expense                                           27,155              23,036
Interest income                                           (18,116)             (9,596)
                                                   ----------------    ----------------

PRE-TAX INCOME                                            325,567             257,037
Income tax expense                                       (124,042)            (95,498)
                                                   ----------------    ----------------

NET INCOME                                         $      201,525      $      161,539
                                                   ================    ================

NET INCOME PER COMMON
  EQUITY SHARE-BASIC                               $         2.81      $         2.30
                                                   ================    ================

NET INCOME PER COMMON EQUITY
  SHARE-DILUTED                                    $         2.79      $         2.24
                                                   ================    ================


DIVIDENDS PER COMMON EQUITY SHARE                  $          .46      $          .40
                                                   ================    ================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30           JUNE 30          DECEMBER 31
                                                                  1998              1997              1997
                                                              (UNAUDITED)        (UNAUDITED)        (AUDITED)
                                                             -------------      ------------     --------------
ASSETS

Cash and cash equivalents                                     $   118,921       $    112,904      $     174,163
Short-term investments                                             58,504             48,006            155,368
Receivables, net                                                  444,607            344,298            327,612
Inventories                                                       264,880            216,643            233,972
Other current assets                                               71,140             39,459             58,331
                                                             -------------      -------------     --------------
Total current assets                                              958,052            761,310            949,446


Property, plant and equipment,
  (less accumulated depreciation and depletion of               1,316,718            886,018          1,290,182
  $1,109,824, $1,055,985 and $1,067,927)
Excess of cost over net assets of
  businesses acquired, net                                        335,547             29,753            335,487
Other assets                                                      200,610            178,689            199,736
                                                             -------------      -------------     --------------

TOTAL ASSETS                                                 $  2,810,927       $  1,855,770      $   2,774,851
                                                             =============      =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                     $    323,395       $    221,251      $     321,450
Income taxes payable                                               28,851             17,155             35,364
Short-term borrowings and current portion
   of long-term debt                                               94,590             47,650             29,770
Short-term borrowings from related party                              ---             85,000                ---
Payable to Lafarge S.A.                                               ---                ---            690,000
                                                             -------------      -------------     --------------

Total current liabilities                                         446,836            371,056          1,076,584

Bridge loan to Lafarge S.A.                                       650,000                ---                ---
Long-term debt                                                    109,962            149,095            135,243
Deferred income tax                                               102,875             51,586            111,969
Other postretirement benefits                                     149,926            126,245            147,647
Other long-term liabilities                                        66,787             28,354             47,720
                                                             -------------      -------------     --------------

Total liabilities                                               1,526,386            726,336          1,519,163
                                                             -------------      -------------     --------------

Common equity interests
   Common shares                                                   66,921             64,322             65,268
   Exchangeable shares                                             37,814             47,201             45,259
Additional paid-in-capital                                        676,631            633,993            649,082
Retained earnings                                                 621,387            453,039            593,438
Cumulative foreign currency translation adjustments              (118,212)           (69,121)           (97,359)
                                                             -------------      -------------     --------------

Total shareholders' equity                                      1,284,541          1,129,434          1,255,688
                                                             -------------      -------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                   $  2,810,927       $  1,855,770      $   2,774,851
                                                             =============      =============     ==============

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                  SIX MONTHS                         TWELVE MONTHS
                                                                 ENDED JUNE 30                       ENDED JUNE 30
                                                        --------------------------------      ---------------------------

                                                            1998             1997               1998             1997
                                                        ------------     -------------      -----------      -----------
CASH FLOWS FROM OPERATIONS

Net Income                                              $    45,292      $    25,743        $  201,525       $  161,539
Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation, depletion and amortization                 78,041           54,409           129,936          104,710
    Provision for doubtful accounts                           1,325            1,467             2,223              778
    (Gain) loss on sale of assets                            (2,195)          (3,821)           (4,412)          (7,917)
    Other postretirement benefits                             2,772            1,510             3,607            1,737
    Other non-cash charges and credits, net                  (2,587)           5,786             1,609           15,683
    Changes in working capital                             (179,012)         (88,165)          (51,795)         (34,108)
                                                        ------------     -------------      -----------      -----------

Net cash provided (consumed) by operations                  (56,364)          (3,071)          282,693          242,422
                                                        ------------     -------------      -----------      -----------

CASH FLOWS FROM INVESTING

  Capital expenditures                                     (102,455)         (72,599)         (153,826)        (131,321)
  Acquisitions                                              (36,325)          (4,267)          (40,875)         (79,158)
  Short-term investments                                     96,864           44,490           (10,498)           2,597
  Proceeds from property, plant and
    equipment dispositions                                   11,789           10,941            19,795           27,058
  Other                                                      47,162           (1,782)           56,054           (3,330)
                                                        ------------     -------------      -----------      -----------

Net cash provided by (used for) investing                    17,035          (23,217)         (129,350)        (184,154)
                                                        ------------     -------------      -----------      -----------

CASH FLOWS FROM FINANCING

  Payment to Lafarge S.A.                                  (690,000)             ---          (690,000)             ---
  Bridge loan from Lafarge S.A.                             650,000              ---           650,000              ---
  Net increase (decrease) in long-term
    borrowings (includes current portion)                    36,795           24,997            (4,960)          (4,418)
  Short-term borrowings                                         ---              ---           (77,850)             ---
  Issuance of equity securities                               9,992            7,829            22,362            9,341
  Dividends, net of reinvestments                           (15,560)          (8,898)          (29,671)         (14,941)
                                                        ------------     -------------      -----------      -----------

Net cash provided (consumed) by financing                    (8,773)          23,928          (130,119)         (10,018)
                                                        ------------     -------------      -----------      -----------

Effect of exchange rate changes                              (7,140)          (1,583)          (17,207)          (2,847)
                                                        ------------     -------------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (55,242)          (3,943)            6,017           45,403
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD                               174,163          116,847           112,904           67,501
                                                        ------------     -------------      -----------      -----------

CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                                 $   118,921      $   112,904        $  118,921       $  112,904
                                                        ============     =============      ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                     THREE MONTHS ENDED                 SIX MONTHS ENDED                TWELVE MONTHS ENDED
                                           JUNE 30                          JUNE 30                           JUNE 30
                                ------------------------------    -----------------------------    ----------------------------

                                    1998             1997            1998             1997             1998            1997
                                -------------    -------------    ------------    -------------    ------------    ------------

NET SALES

Canada                          $    203,738     $    186,704     $   304,563     $   278,044      $   795,986     $   739,815
United States                        471,073          290,207         705,024         442,901        1,299,007       1,005,750
                                -------------    -------------    ------------    -------------    ------------    ------------

TOTAL NET SALES                 $    674,811     $    476,911     $ 1,009,587     $   720,945      $  2,094,993    $  1,745,565
                                =============    =============    ============    =============    ============    ============



INCOME FROM OPERATIONS
(see Note 6)
Canada                          $     52,399     $     38,189     $    26,115     $     7,930      $   148,399     $   119,898
United States                         91,114           63,174          56,319          40,796          186,207         150,579
                                -------------    -------------    ------------    -------------    ------------    ------------


TOTAL INCOME FROM
   OPERATIONS                        143,513          101,363          82,434          48,726          334,606         270,477
Interest expense, net                 (4,775)          (3,554)         (8,571)         (6,196)          (9,039)        (13,440)
                                -------------    -------------    ------------    -------------    ------------    ------------

PRE-TAX INCOME                  $    138,738     $     97,809     $    73,863     $    42,530      $   325,567     $   257,037
                                =============    =============    ============    =============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES



              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. The Company is engaged in the production and sale of cement, aggregates, ready-mixed concrete, asphalt, concrete blocks and pipes, precast and prestressed concrete components, reinforcing steel and gypsum wallboard. The Company operates in the U.S. and, through its major operating subsidiary, Lafarge Canada Inc. ("LCI"), in Canada. The Company's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates own a majority of the Company's outstanding voting securities.

      Lafarge S.A. acquired Redland PLC in December 1997. The Company acquired certain Redland PLC businesses in North America (Redland) from Lafarge S.A. on June 3, 1998 for $690 million, subject to working capital adjustments. Since the Company acquired Redland from its parent, the acquisition is accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the Company. The accompanying condensed consolidated balance sheets as of December 31, 1997 and June 30, 1998 include a combination of the accounts of Redland and the Company retroactive to the date of acquisition by Lafarge S.A. (December 1997). A payable to Lafarge S.A. for $690 million was recorded as part of the acquisition. A portion of this payable ($40 million) was paid in June 1998 and the remainder ($650 million) was refinanced in June 1998 with a note to Lafarge S.A. This note was refinanced in July 1998 with long-term public debt. The 1998 condensed consolidated financial statements include the accounts of Redland along with the Company.

      The Redland businesses acquired consist of the businesses of Western Mobile Inc. of Denver, Colorado; Redland Genstar Inc. of Towson, Maryland; and the aggregate operations of Redland Quarries Inc. of Hamilton, Ontario.

      Redland is engaged in the production and sale of aggregates, ready-mixed concrete and asphalt and performs paving and related contracting services. Redland operates primarily in the U.S. and owns two quarry operations in Ontario, Canada. The primary U.S. markets are in the western states of Colorado and New Mexico and the northeast (Maryland and New York).

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of December 31, 1997 included in the Company's Form 8-K dated June 3, 1998.

3. Because of seasonal, weather-related conditions in most of the Company's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

4. U.S. cement inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At June 30, 1998 and 1997, and at December 31, 1997, inventories consisted of the following (in thousands):

                                         June 30                 June 30             December 31
                                           1998                    1997                 1997
                                      -------------          --------------         -------------
Finished products                    $     140,256          $      103,224         $     123,774
Work in process                             23,788                  22,040                 8,483
Raw materials and fuel                      55,153                  47,690                55,341
Maintenance and operating
  supplies                                  45,683                  43,689                46,374
                                     -------------          --------------         -------------

Total inventories                    $     264,880           $     216,643         $     233,972
                                     =============          ==============         =============


5. Cash paid during the period for interest and taxes is as follows (in thousands):

                                             Six Months                   Twelve Months
                                            Ended June 30                 Ended June 30
                                    -------------------------    ----------------------------
                                        1998          1997          1998             1997
                                    ------------  -----------    -----------     ------------
Interest                             $  12,497     $  10,866       $  21,851       $  26,360
Income Taxes (net of refunds)        $  53,579     $  32,823       $ 113,801       $  80,850


6. In prior years, an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. This increased 1997 and 1996 Canadian net sales and pre-tax income by U.S. $6.1 million and $13.7 million, respectively, with a corresponding decrease for the U.S. The impact of this agreement was immaterial to consolidated net income. The net sales and income from operations for Canada and the U.S. presented in the condensed consolidated geographic information for the twelve months ended June 30, 1998 and 1997 do not reflect this agreement.

7. Earnings per share for the three months, six months and twelve months ended June 30, 1998 and 1997 includes the following components (in thousands, except per share amounts):


                                         Three Months Ended                Six Months Ended                Twelve Months Ended
                                              June 30                           June 30                          June 30
                                    -----------------------------    ------------------------------   ------------------------------
                                        1998            1997             1998             1997            1998             1997
                                    -------------    ------------    -------------    -------------   -------------    -------------

BASIC CALCULATION

Net income                          $      85,046    $     59,864    $      45,292    $      25,743   $     201,525    $     161,539
                                    =============    ============    =============    =============   =============    =============

Weighted average number
  of common equity shares                  72,039          70,876           71,887           70,697          71,718           70,384
                                    =============    ============    =============    =============   =============    =============

Basic net income per
  common equity share               $        1.18    $       0.84    $        0.63    $        0.36   $        2.81    $        2.30
                                    =============    ============    =============    =============   =============    =============

DILUTED CALCULATION

Net income                          $      85,046    $     59,864    $      45,292    $      25,743   $     201,525    $     161,539
                                    -------------    ------------    -------------    -------------   -------------    -------------

Add after tax interest expense
  applicable to 7% Convertible
  Subordinated Debentures                 ---             ---              ---              ---             ---                1,980
                                    -------------    ------------    -------------    -------------   -------------    -------------

Net income assuming dilution        $      85,046    $     59,864    $     45,292     $     25,743    $     201,525    $     163,519
                                    =============    ============    =============    =============   =============    =============

Weighted average number of
   common equity shares
   outstanding                             72,039          70,876           71,887           70,697          71,718           70,384

Add additional shares assuming
   conversion of 7% Convertible           ---             ---              ---              ---             ---                2,043
   Subordinated Debentures

Net effect of dilutive stock
   options based on the treasury
   stock method                               661             593              627              543             588              465
                                    -------------    ------------    -------------    -------------   -------------    -------------

Weighted average number of
  common equity shares
  assuming full conversion of all          72,700          71,469           72,514           71,240          72,306           72,892
  potentially dilutive securities   =============    ============    =============    =============   =============    =============

Diluted net income per common
  equity share                      $        1.17    $       0.84    $        0.62    $        0.36   $        2.79    $        2.24
                                    =============    ============    =============    =============   =============    =============

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

                                            Three Months Ended             Six Months Ended           Twelve Months Ended
                                                  June 30                      June 30                      June 30
                                       --------------------------   -------------------------   ---------------------------
                                           1998          1997           1998         1997          1998            1997
                                       ------------  ------------   ------------  -----------   -------------  ------------

Net income                             $   85,046    $   59,864     $   45,292    $   25,743    $   201,525    $   161,539

Foreign currency
   translation adjustments                (27,300)        1,576        (20,853)       (5,779)       (49,091)        (9,480)
                                       ------------  ------------   ------------  -----------   -------------  ------------

Comprehensive income                   $   57,746    $   61,440     $   24,439    $   19,964    $   152,434    $   152,059
                                       ============  ============   ============  ===========   =============  ============


9. As discussed in Note 1, the Company refinanced a payable to Lafarge S.A. related to the Redland acquisition with a short-term bridge loan of $650 million from Lafarge S.A. on June 3, 1998. Interest on the loan was at LIBOR plus 30 basis points. This loan was repaid to Lafarge S.A. on July 15, 1998. The Company financed the acquisition of Redland through the issuance of $650 million in long-term public debt on July 14, 1998. In order to hedge the risk of interest rate fluctuations, the Company entered into forward treasury lock agreements totaling a notional $640 million. Gains and losses on these agreements have been deferred and are being amortized over the life of the debt. The debt has an effective interest rate of 6.88 percent and is due as follows:

                 Maturity Date                             Amount
                 -------------                             ------
                   July 2005                            $ 250,000,000
                   July 2008                            $ 200,000,000
                   July 2013                            $ 200,000,000

10. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged items in the income statement and requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      Statement 133 is effective for fiscal years beginning after June 15, 1999 but can be implemented earlier. Statement 133 cannot be applied retroactively and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

      The Company has not yet quantified the impact of adopting Statement 133 on the financial statements and has not determined the timing of or method of adoption.

11. In December 1997, the Company announced that it was in discussions with Holnam, Inc. to acquire its cement plant in Seattle, Washington and related assets including a limestone quarry in Texada Island, British Columbia and two cement terminals. In February 1998, the Company and Holnam, Inc. entered into a letter of intent regarding the foregoing transaction. Closing on the acquisition is subject to final resolution of certain issues between the parties as well as certain regulatory matters, and the execution of a definitive asset purchase agreement.

12. As discussed in the Company's Form 8-K, dated June 3, 1998, LCI is a defendant in lawsuits in Canada arising from claims regarding alleged defective fly ash and cement. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. The trial of this matter commenced in September 1997 and is expected to continue through the third quarter of 1998. LCI believes that it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Also, the Company, among others, has been named in two lawsuits in Texas alleging exposure to toxic substances. The amount of liability, if any, to the Company is uncertain. The Company filed general denials to both suits and is vigorously defending the lawsuits. Finally, the Company has been notified by the Environmental Protection Agency that it is one of several potentially responsible parties for clean-up costs at certain waste disposal sites. When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements.

      In addition, the Company is involved in certain other legal actions and claims. It is the opinion of management that all legal and environmental matters will be resolved without material effect on the Company's consolidated financial statements.

13. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which included only normal recurring adjustments except as discussed in Note 6) necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented.

                      LAFARGE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Lafarge S.A., the majority shareholder of the Company acquired Redland PLC in December 1997. The Company acquired certain Redland PLC businesses in North America (Redland) from Lafarge S.A. on June 3, 1998 for $690 million, subject to working capital adjustments. Since the Company acquired Redland from its parent, the acquisition is accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the Company. The accompanying condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997 include a combination of the accounts of Redland and the Company retroactive to the date of acquisition by Lafarge S.A. (December 1997). The 1998 condensed consolidated financial statements consolidate the accounts of Redland along with the Company. Redland is engaged in the production and sale of aggregates, asphalt, ready-mixed concrete and paving and related contracting services. The significant changes in the financial statements between June 30, 1998 and June 30, 1997 are due primarily to this acquisition.

The amount reported for Canadian dollar-denominated net sales and net income was impacted by a decrease in the value of the Canadian dollar relative to the U.S. dollar from June 30, 1997 to June 30, 1998. The foreign currency translation impact on Canadian net sales, after translation to U.S. dollars during consolidation, was a reduction of $9.8 million for the three-months ended June 30, 1998, $14.6 million for the six-months ended June 30, 1998 and $25.0 million for the twelve-months ended June 30, 1998. The foreign currency translation impact on Canadian net income, after translation to U.S. dollars during consolidation, was a reduction of $1.7 million for the three-months ended June 30, 1998, $1.0 million for the six-months ended June 30, 1998 and $3.3 million for the twelve-months ended June 30, 1998. The following discussion and analysis includes sales, earnings and net income after translation into U.S. dollars. The comparison of prices between time periods does not include the exchange rate impact as prices changes reflect the change in local currency.

THREE MONTHS ENDED JUNE 30, 1998

The Company's net income of $85.0 million in 1998 compares with $59.9 million for the same period in 1997. Net income per diluted common equity share was $1.17 compared with $0.84. The earnings increase was due mainly to improved results in cement, construction materials and gypsum, including the Redland construction materials businesses acquired from Lafarge S.A. The earnings increase resulted from strong product shipments in the Company's cement and construction materials product lines coupled with price improvements and cost containment. In addition, benefiting from strong demand for gypsum wallboard and favorable pricing, the Company's two Gypsum wallboard plants posted higher profits. Redland had earnings of $27.0 million (before goodwill amortization). Canadian net income of $35.8 million was $12.3 million better than 1997. In the U.S., net income of $49.2 million was $12.8 million better.

Excluding $163.3 million generated by Redland, net sales of $511.5 million were 7 percent higher than the $476.9 million reached in 1997. Excluding Redland, Canadian net sales were 4 percent higher. Redland had net sales of $8.9 million in Canada. Excluding Redland, U.S. net sales were 9 percent higher. The improvement is due to higher product shipments and higher cement prices. Redland had net sales of $154.4 million in the U.S. In addition, gypsum wallboard operations added $24.0 million of sales in the U.S., a 7 percent increase over 1997. Cement shipments reflect a 5 percent increase. Aggregate and ready-mixed concrete volumes rose 6 percent and 2 percent, respectively, excluding Redland volumes. Redland sold 9 million metric tonnes of aggregate and 600,000 cubic meters of ready-mixed concrete.

Second quarter earnings from the Company's cement and waste management operations were $99.3 million, $11.8 million better than last year. The improvement is due to a 5 percent increase in shipments and 3 percent higher net reals (delivered price per ton to customer less freight). Net sales were 7 percent higher reflecting the rise in shipments and prices. Despite the sales increase, cost of sales per ton remained at the 1997 level due to higher production volumes and the benefits associated with the Company's ongoing cost containment program. Earnings from Canadian cement operations were $34.3 million, $4.9 million better than 1997. Shipments were 3 percent higher with increases of 15 percent in Quebec and 12 percent in Alberta compensating for weak market conditions in British Columbia and the Maritime provinces. Clinker capacity utilization at Canadian plants rose to 96 percent in 1998 from 85 percent in 1997 primarily due to higher demand. In the U.S., earnings of $65.0 million were $6.9 million better than 1997. Higher cement prices (3 percent) and an increase in shipments (5 percent) drove the improvement. Net sales rose 10 percent. Clinker capacity utilization at U.S. plants was 101 percent in 1998 compared to 100 percent in 1997. The improvement is mainly due to higher production at the Joppa and Paulding plants.

Excluding Redland, earnings from the Company's construction materials operations were $33.0 million, $10.0 million better than 1997. The improvement was due mainly to higher shipments. Net sales, excluding Redland, were 7 percent higher than a year ago, as Redland generated $163.3 of net sales in the second quarter of 1998. In Canada, earnings were $20.8 million, $8.8 million better than last year, primarily due to an increase in aggregate and ready-mixed concrete shipments. Net sales were 7 percent higher, excluding Redland. Redland sales were $8.9 million. Aggregate and ready-mixed concrete shipments (excluding Redland) improved 7 percent and 1 percent as demand rose sharply in Ontario, Quebec and Alberta, more than offsetting a drop in shipments in British Columbia and the Maritime provinces. Improvements from higher volumes and higher ready-mixed concrete prices were somewhat reduced by higher material and operating costs. In the U.S., earnings (excluding Redland) were $12.2 million, $1.2 million better than a year ago mostly due to a 6 percent increase in aggregate volumes, a 3 percent increase in ready-mixed concrete volumes along with a 3 percent improvement in aggregate selling prices partially offset by higher operating costs. Excluding Redland, net sales improved 6 percent. Redland net sales were $154.4 million. Redland earnings were $27.0 million (before goodwill amortization).

Gypsum contributed earnings of $4.3 million. Average mill net prices were up from last year with shipments running 3 percent better than last year. The strong demand for wallboard continued in the major markets of the Northeast and Mid-Atlantic regions.

Income tax expense was $53.7 million, $15.7 million greater than 1997. The Company's effective income tax rate was 38.7 percent in 1998 and 38.8 percent in 1997.

SIX MONTHS ENDED JUNE 30, 1998

The Company's net income of $45.3 million, or $0.62 per diluted common equity share compares with net income of $25.7 million, or $0.36 per share for the first six months of 1997. Historically, the Company's first quarter sales and operating results are negatively impacted by seasonal weather conditions which reduce construction activity. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred. The earnings improvement resulted from higher shipments in all main product lines (cement, aggregates and ready-mixed concrete), and a 3 percent increase in cement net reals. Additionally, gypsum wallboard operations earned $7.6 million, a 16 percent increase over 1997. These improvements were partly offset by higher cement plant costs and higher material costs in the construction materials operations. The overall impact of the Redland operations on net income was not significant for the first six months of 1998 due to the seasonal loss these operations normally incur in the first quarter. In Canada, net income was $21.4 million, $15.2 million better than 1997. U.S. net income of $23.9 million was $4.4 million higher.

Net sales (excluding Redland) were $778.8 million, an 8 percent increase over $720.9 million in 1997. Redland generated net sales of $230.8 million resulting in consolidated net sales of $1,009.6 million. Cement shipments were 5 percent higher. Excluding Redland, aggregate volumes improved 11 percent and ready-mixed concrete volumes improved by 3 percent. Excluding Redland operations, Canadian net sales of $293.5 million were 6 percent above 1997 while U.S. net sales of $485.3 million improved by 10 percent. Redland generated $11.1 million of net sales in Canada and $219.7 million in the U.S. Redland contributed 13.5 million metric tonnes of aggregates and 1 million cubic meters of ready-mixed concrete.

Earnings from the Company's cement and waste management operations were $81.1 million, $17.4 million better than last year due to higher shipments and prices somewhat offset by higher plant costs. Net sales climbed 8 percent. Earnings from Canadian operations of $27.9 million were $5.5 million better than 1997. Net sales increased by 1 percent due to an increase in net reals (in Canadian dollars) and cement shipments by 3 percent and 4 percent, respectively. This increase was partially offset by a combination of product mix sold and the decrease in the value of the Canadian dollar relative to the U.S. dollar. In eastern Canada, higher shipments in Quebec were partly offset by declines in the Maritime provinces. In the west, shipments were substantially higher in Alberta due to a strong economy partly offset by lower volumes in British Columbia due to slower economic conditions. In the U.S., earnings were $53.2 million, $11.9 million higher than 1997 on an 11 percent increase in net sales. The improvement was due to a 6 percent increase in shipments and a 3 percent increase in net reals partly offset by higher plant costs.

The Company's construction materials operations (excluding Redland) earned $16.2 million, $13.6 million better than 1997. Redland's earnings were $14.1 million. Net sales, excluding Redland, were 6 percent higher. In Canada, earnings were $6.2 million, $11.9 million better than 1997. Canadian net sales were 7 percent greater excluding Redland reflecting an 11 percent increase in aggregate volumes and a 5 percent increase in ready-mixed concrete volumes. Redland added 2.3 million metric tonnes of aggregate. In eastern Canada, gains in Ontario and Quebec were partly offset by a slow Maritime economy. Earnings in the west were up because of higher demand in Alberta somewhat offset by higher material and operating costs. U.S. results (excluding Redland) were $10.0 million, $1.7 million better mainly due to a 3 percent escalation in aggregate prices and lower operating costs. U.S. net sales excluding Redland were up 4 percent. Redland's U.S. net sales were $219.7 million. Excluding Redland, aggregate volumes were 12 percent higher and ready-mixed concrete volumes were 2 percent lower. In the U.S., Redland sold 11.2 million metric tonnes of aggregates and 1 million cubic meters of ready-mixed concrete.

Gypsum had earnings of $7.6 million as average mill net prices were 4 percent higher and shipments were up 4 percent from 1997.

Income tax expense was $28.6 million, $11.8 million greater than 1997. The Company's effective income tax rate was 38.7 percent in 1998 and 39.5 percent in 1997.


TWELVE MONTHS ENDED JUNE 30, 1998

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

The Company's net income of $201.5 million in 1998 was $40.0 million better than the same period ended June 30, 1997. These results include Redland only for the first six months of 1998. Excluding Redland, net sales improved by 7 percent primarily due to higher product shipments and greater cement net reals, as well as higher earnings from the gypsum wallboard plants in the U.S. Excluding Redland, Canadian net sales were 6 percent higher while U.S. net sales rose 7 percent. Redland generated net sales of $230.8 million. Cement net reals increased 7 percent in Canada and 4 percent in the U.S. Cement sales volumes improved by 5 percent in Canada and 3 percent in the U.S. Excluding Redland, aggregate and ready-mixed concrete volumes in Canada grew 11 percent and 5 percent, respectively. This growth reflects improved economic activity coupled with the impact of acquisitions in western Canada. Redland contributed additional aggregate volume of 2.3 million metric tonnes. In the U.S., aggregate and ready-mixed concrete volumes were 3 percent and 1 percent lower while aggregate prices were up 3 percent and ready-mixed concrete prices were 2 percent higher. Redland added volume in the U.S. of approximately 11.2 million metric tonnes of aggregate and 1 million cubic meters of ready-mixed concrete. Selling and administrative expenses were $34.6 million higher due to acquisitions along with higher professional fees (legal, tax consulting and computer systems). Selling and administrative expenses as a percentage of net sales remained at the 1997 level of approximately 9 percent. Other expense, net was $18.1 million compared with $9.9 million in 1997. The increase primarily reflects costs related to the Redland acquisition, lower gains from the sale of non-strategic assets and increased other post-retirement benefit expenses. Income tax expense increased from $95.5 million in 1997 to $124.0 million in 1998. The effective tax rate in 1998 was 38.1 percent as compared to 37.2 percent in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As explained in Note 1 to the Condensed Consolidated Financial Statements, the Company acquired certain Redland PLC businesses in North America (Redland) from Lafarge S.A. on June 3, 1998. Since the acquisition is accounted for similar to a pooling of interests for financial reporting purposes, the purchase price of this acquisition ($690 million) is not disclosed in the "Investing" section of the Condensed Consolidated Statements of Cash Flows. The "Financing" section reflects the amount paid to Lafarge S.A. From the perspective of the Company's North American businesses, the Redland transaction is an "acquisition", and is the largest acquisition in the Company's history.

Net cash of $56.4 million was consumed by operating activities in the first six months of 1998 as compared with $3.1 million in 1997 mainly due to increased working capital (related to the Redland acquisition and increased receivables due to higher sales levels) partially offset by higher net income. In 1998, net cash provided by investing increased due to the redemption of short-term investments partially offset by higher capital expenditures and acquisitions. In 1998, cash consumed by financing activities was $8.8 million compared to net cash provided of $23.9 million in 1997. The change was primarily due to the acquisition of Redland and higher dividends.

Net cash provided by operating activities for the twelve-month period ended June 30, 1998 increased over the same period in 1997 primarily due to higher net income and higher depreciation, depletion and amortization partially offset by an increase in working capital. In 1998, net cash used for investing was $54.8 million less than 1997 due to the purchase of short-term investments partially offset by an increase in capital expenditures. Net cash consumed by financing activities for 1998 was $120.1 million higher than 1997 due to the Redland acquisition, short-term borrowings and higher dividends.

The Company refinanced a payable of $690 million to Lafarge S.A. related to the Redland acquisition with a short-term bridge loan of $650 million from Lafarge S.A. on June 3, 1998. Interest on the loan was at LIBOR plus 30 basis points. This loan was repaid to Lafarge S.A. on July 15, 1998. The Company financed the acquisition of Redland through the issuance of $650 million in long-term public debt on July 14, 1998. In order to hedge the risk of interest rate fluctuations, the Company entered into forward treasury lock agreements totaling a notional $640 million. Gains and losses on these agreements have been deferred and are being amortized over the life of the debt. The debt has an effective interest rate of 6.88 percent.

Capital expenditures (excluding acquisitions) are not expected to exceed $300 million in 1998, including $65 million related to the modernization of two cement plants. Committed bank lines of credit totaled $150 million under which no amounts were outstanding.

OTHER FACTORS AFFECTING THE COMPANY - YEAR 2000

The Company is in the process of assessing and modifying its computer systems with regard to the Year 2000 issue. The scope of the project includes both information systems and process control. A Project Management Office, established in 1997, oversees the project, which consists of four phases: (1) inventory, risk analysis and initial compliance assessment, (2) selection of optimum solutions, (3) planning for solutions and (4) implementation. The company also has a continuous awareness campaign underway through the publication of employee newsletters and other communications.

The project includes the replacement of certain equipment and modification of certain software specific to the resolution of Year 2000 issues. Estimated non-recurring spending during 1998 and 1999 totals approximately $11 million to $19 million.

With the exception of the Redland acquisition (see below), phase 1 was completed in January 1998, phase 2 solutions have been proposed and phase 3 plans have been submitted to the Program Management Office. For many sites, implementation has either begun or has been completed.

For the Redland operations, Phase 1 is expected to be completed in August 1998. The Company is accelerating the process in the Redland operations based on the experience gained at its other sites.

The Company has also begun the process of identifying and contacting key suppliers to assess their Year 2000 readiness and to develop contingency plans where necessary.

The Company believes, based on the available information, it will be able to operate its time-sensitive infrastructure through the turn of the century. The Company's expectations regarding its Year 2000 program are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that may cause such differences include but are not limited to the Company's ability to identify and remediate all affected systems and the failure of third parties on which the Company relies to remediate their respective systems.

                           PART II. OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

See Part I, Notes to Condensed Consolidated Financial Statements, note 12 for a discussion of developments in certain legal and environmental matters.

With respect to the shareholder derivative lawsuit described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in July 1998, the Court granted the defendants' motion to dismiss the plaintiff's complaint but also granted the plaintiff's request for leave to amend the complaint and refile it on or before August 31, 1998. The Company does not know whether or not the plaintiff will refile an amended complaint by the aforesaid deadline.

With respect to environmental matters at the Company's cement plant in Alpena, Michigan, the Michigan Department of Environmental Quality ("MDEQ") has issued notices of violation for five different matters with proposed penalties of approximately $1.3 million in the aggregate. In addition to alleged violations of permit limits for emissions of hydrogen chloride gas and storm and surface water runoff (as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997), the other matters involve alleged deficiencies with respect to closure of prior on-site CKD disposal areas, alleged violations of permit limits and state regulatory requirements for fugitive dust emissions, and alleged deficiencies in record keeping as required by the Boiler and Industrial Furnaces regulations under the federal Resource Conservation and Recovery Act. The Company is engaged in discussions with MDEQ regarding the resolution of all outstanding matters in one comprehensive settlement.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           See Part I: Note 7 to Condensed Consolidated Financial Statements for computation of net income per common equity share.

     (b)   Reports on Form 8-K

           A Form 8-K was filed by the Company during the three-months ended June 30, 1998. The Form 8-K, dated June 3, 1998, was filed to discuss and present financial statements for the Redland acquisition.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LAFARGE CORPORATION





Date:    August 14, 1998                   By:    /s/  Larry J. Waisanen
       --------------------                      -----------------------
                                                 LARRY J. WAISANEN
                                                 Senior Vice President
                                                 and Chief Financial Officer