Form 10-Q
period 1998-09-30
LAFARGE CORP
filed 1998-11-13
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1998
                              --------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------   ------------------


Commission file number                      0-11936
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



                                  703-264-3600
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding as of
                 Class                                         October 30, 1998
      -----------------------------------                      ----------------
      Common Stock of Lafarge Corporation
         ($1 par value)                                          67,083,688
      Exchangeable Preference Shares of
         Lafarge Canada Inc.
         (no par value)                                           5,170,632

      Total Common Equity Interests                              72,254,320
                                                                 ==========

Number of pages contained in this report  21
Total sequentially numbered pages         21
Exhibit index on page                     20

                         LAFARGE CORPORATION AND SUBSIDIARIES

                 FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                         INDEX

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

    a)        Condensed Consolidated Statements
              of Income - Three-Month and Nine-Month
              Periods Ended September 30, 1998 and 1997                       3

    b)        Condensed Consolidated Balance Sheets -
              September 30, 1998, September 30, 1997, and
              and December 31, 1997                                           4

    c)        Condensed Consolidated Statements of
              Cash Flows - Nine-Month Periods Ended
              September 30, 1998 and 1997                                     5

    d)        Condensed Consolidated Geographic Information -
              Three-Month and Nine-Month Periods
              Ended September 30, 1998 and 1997                               6

    e)        Notes to Condensed Consolidated Financial Statements            7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              20

Item 6(a).    Exhibits                                                       20

Item 6(b).    Reports on Form 8-K                                            20

SIGNATURE                                                                    21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                SEPTEMBER 30                              SEPTEMBER 30
                                    --------------------------------------    --------------------------------------

                                          1998                 1997                 1998                 1997
                                    -----------------    -----------------    -----------------    -----------------

NET SALES                           $    810,239         $    612,265         $  1,819,826         $   1,333,210
                                    -----------------    -----------------    -----------------    -----------------

COSTS AND EXPENSES

Cost of goods sold                       542,893              409,863            1,349,332               998,957
Selling and administrative                53,609               39,738              160,462               117,860
Goodwill amortization                      4,800                  933               12,819                 2,810
Other expense (income), net                 (760)               2,484                5,081                 5,610
                                    -----------------    -----------------    -----------------    -----------------

Total income from operations             209,698              159,247              292,132               207,973

Interest expense                          14,280                5,013               32,476                16,003
Interest income                           (6,290)              (2,562)             (15,915)               (7,356)
                                    -----------------    -----------------    -----------------    -----------------

PRE-TAX INCOME                           201,708              156,796              275,571               199,326
Income tax expense                       (77,964)             (59,785)            (106,535)              (76,572)
                                    -----------------    -----------------    -----------------    -----------------

NET INCOME                          $    123,744         $     97,011         $    169,036         $     122,754
                                    =================    =================    =================    =================

NET INCOME PER COMMON
  EQUITY SHARE-BASIC                $       1.71         $       1.36         $       2.35         $        1.73
                                    =================    =================    =================    =================

NET INCOME PER COMMON EQUITY
  SHARE-DILUTED                     $       1.70         $       1.35         $       2.33         $        1.72
                                    =================    =================    =================    =================


DIVIDENDS PER COMMON EQUITY SHARE   $        .12         $        .10         $        .36         $         .30
                                    =================    =================    =================    =================


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            SEPTEMBER 30               SEPTEMBER 30               DECEMBER 31
                                                                1998                       1997                      1997
                                                             (UNAUDITED)                (UNAUDITED)                (AUDITED)
                                                         --------------------       --------------------      --------------------
ASSETS

Cash and cash equivalents                                 $      166,280             $      123,846            $      174,163
Short-term investments                                            60,224                     86,308                   155,368
Receivables, net                                                 515,075                    398,636                   327,612
Inventories                                                      243,933                    196,545                   233,972
Other current assets                                              59,874                     30,851                    58,331
                                                         --------------------       --------------------      --------------------
Total current assets                                           1,045,386                    836,186                   949,446


Property, plant and equipment,
  (less accumulated depreciation and  depletion of
  $1,121,513, $1,076,369 and $1,067,927)                       1,311,565                    884,260                 1,290,182
Excess of cost over net assets of
  businesses acquired, net                                       331,710                     28,821                   335,487
Other assets                                                     211,108                    177,647                   199,736
                                                         --------------------       --------------------      --------------------

TOTAL ASSETS                                             $     2,899,769            $     1,926,914           $     2,774,851
                                                         ====================       ====================      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                 $       372,048            $       248,789           $       321,450
Income taxes payable                                              58,908                     44,282                    35,364
Short-term borrowings and current portion
   of long-term debt                                              35,816                     36,802                    29,770
Short-term borrowings from related party                           ---                       20,000                     ---
Payable to Lafarge S.A.                                           28,299                      ---                     690,000
                                                         --------------------       --------------------      --------------------

Total current liabilities                                        495,071                    349,873                 1,076,584

Long-term debt                                                   753,714                    137,953                   135,243
Deferred income tax                                              103,824                     54,131                   111,969
Other postretirement benefits                                    150,007                    127,278                   147,647
Other long-term liabilities                                       59,897                     28,190                    47,720
                                                         --------------------       --------------------      --------------------

Total liabilities                                              1,562,513                    697,425                 1,519,163
                                                         --------------------       --------------------      --------------------

Common equity interests
   Common shares                                                  67,084                     64,948                    65,268
   Exchangeable shares                                            37,229                     47,041                    45,259
Additional paid-in-capital                                       650,169                    643,910                   649,082
Retained earnings                                                736,457                    542,862                   593,438
Cumulative foreign currency translation adjustments             (153,683)                   (69,272)                  (97,359)
                                                         --------------------       --------------------      --------------------

Total shareholders' equity                                     1,337,256                  1,229,489                 1,255,688
                                                         --------------------       --------------------      --------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                               $     2,899,769            $     1,926,914           $     2,774,851
                                                         ====================       ====================      ====================


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                                        NINE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                       -----------------------------------------------

                                                                              1998                       1997
                                                                       --------------------       --------------------
      CASH FLOWS FROM OPERATIONS

      Net Income                                                       $      169,036             $      122,754
      Adjustments to reconcile net income
        to net cash provided by operations:
           Depreciation, depletion and amortization                           115,983                     80,063
           Provision for doubtful accounts                                      2,096                      2,037
           (Gain) loss on sale of assets                                       (2,506)                    (3,694)
           Other postretirement benefits                                        3,610                      2,543
           Other non-cash charges and credits, net                              9,273                      8,370
           Changes in working capital                                        (142,044)                   (60,483)
                                                                       --------------------       --------------------

      Net cash provided by operations                                         155,448                    151,590
                                                                       --------------------       --------------------

      CASH FLOWS FROM INVESTING

         Capital expenditures                                                (152,170)                   (96,622)
         Acquisitions                                                         (37,922)                    (4,675)
         Short-term investments                                                95,144                      6,188
         Proceeds from property, plant and
           equipment dispositions                                              17,757                     12,630
         Other                                                                 28,442                       (540)
                                                                       --------------------       --------------------

      Net cash used for investing                                             (48,749)                   (83,019)
                                                                       --------------------       --------------------

      CASH FLOWS FROM FINANCING

         Payment to Lafarge S.A.                                             (690,000)                      ---
         Net increase (decrease) in long-term
           borrowings (includes current portion)                              621,378                    (61,993)
         Issuance of equity securities                                         10,517                     17,420
         Dividends, net of reinvestments                                      (23,343)                   (15,295)
         Financing Costs and Other                                            (11,998)                      ---
                                                                       --------------------       --------------------

      Net cash consumed by financing                                          (93,446)                   (59,868)
                                                                       --------------------       --------------------

      Effect of exchange rate changes                                         (21,136)                    (1,704)
                                                                       --------------------       --------------------

      NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                      (7,883)                     6,999

      CASH AND CASH EQUIVALENTS AT
         THE BEGINNING OF THE PERIOD                                          174,163                    116,847
                                                                       --------------------       --------------------

      CASH AND CASH EQUIVALENTS AT
         THE END OF THE PERIOD                                         $      166,280             $      123,846
                                                                       ====================       ====================


       See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED GEOGRAPHIC INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30                              SEPTEMBER 30
                                                 -------------------------------------     -------------------------------------
                                                      1998                 1997                 1998                 1997
                                                 ----------------     ----------------     ----------------     ----------------
     NET SALES
     Canada                                      $    255,294         $    273,294         $      559,857       $        551,338
     United States                                    554,945              338,971              1,259,969                781,872
                                                 ----------------     ----------------     ----------------     ----------------

     TOTAL NET SALES                             $    810,239         $    612,265         $    1,819,826        $     1,333,210
                                                 ================     ================     ================     ================



     INCOME FROM OPERATIONS

     Canada                                      $     83,957         $     81,193         $      110,072     $           89,123
     United States                                    125,741               78,054                182,060                118,850
                                                 ----------------     ----------------     ----------------     ----------------


     TOTAL INCOME FROM
        OPERATIONS                                    209,698              159,247                292,132                207,973
     Interest expense, net                             (7,990)              (2,451)               (16,561)                (8,647)
                                                 ----------------     ----------------     ----------------     ----------------

     PRE-TAX INCOME                              $    201,708         $    156,796        $       275,571       $        199,326
                                                 ================     ================     ================     ================


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

      Lafarge S.A. acquired Redland PLC in December 1997. The Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. on June 3, 1998 for $690 million. Since the Company acquired Redland from its parent, the acquisition is accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the Company. The accompanying condensed consolidated balance sheets as of December 31, 1997 and September 30, 1998 include a combination of the accounts of Redland and the Company retroactive to the date of acquisition by Lafarge S.A. (December 1997). A payable to Lafarge S.A. for $690 million was recorded as part of the acquisition. A portion of this payable ($40 million) was paid in June 1998 and the remainder ($650 million) was financed in June 1998 with an interest-bearing short-term note to Lafarge S.A. This note was refinanced in July 1998 with long-term public debt. A working capital adjustment of $28.3 million was finalized in September 1998 to account for the working capital changes between the time Redland was acquired by Lafarge S.A. and the date the Company acquired Redland from Lafarge S.A. This working capital adjustment was accrued at September 30, 1998, with a charge to additional paid-in capital, and was paid in October 1998. The 1998 condensed consolidated financial statements include the combined operating results of both Redland and the Company for all nine months.

      The Redland businesses acquired consist of the businesses of Western Mobile Inc. of Denver, Colorado; Redland Genstar Inc. of Towson, Maryland; and the aggregate operations of Redland Quarries Inc. of Hamilton, Ontario, Canada.

      Redland is engaged in the production and sale of aggregates, ready-mixed concrete and asphalt and performs paving and related contracting services. Redland operates primarily in the U.S. and owns two quarry operations in Ontario, Canada. The primary U.S. markets are in the western states of Colorado and New Mexico and the northeast (Maryland and New York).

2. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of December 31, 1997 included in the Company's Form 8-K/A dated June 3, 1998.

3. Because of seasonal, weather-related conditions in most of the Company's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full fiscal year or any other interim period.

4. U.S. cement inventories other than maintenance and operating supplies are costed using the last-in, first-out ("LIFO") method and all other inventories are valued at average cost. At September 30, 1998 and 1997, and at December 31, 1997, inventories consisted of the following (in thousands):

                                            September 30                 September 30                  December 31
                                                1998                         1997                         1997
                                         -------------------          -------------------          -------------------
      Finished products                    $   126,147                 $     87,008                  $   123,774
      Work in process                           12,025                       10,899                        8,483
      Raw materials and fuel                    59,998                       54,067                       55,341
      Maintenance and operating
        supplies                                45,763                       44,571                       46,374
                                         -------------------          -------------------          -------------------
      Total inventories                    $   243,933                 $    196,545                  $   233,972
                                         ===================          ===================          ===================

5. Cash paid during the period for interest and taxes is as follows (in thousands):

                                                                         Nine Months
                                                                     Ended September 30
                                                              ----------------------------------
                                                                   1998               1997
                                                              ---------------    ---------------
      Interest                                                $  24,521          $  12,273
      Income Taxes (net of refunds)                              96,133             50,570


6. Earnings per share for the three months and nine months ended September 30, 1998 and 1997 includes the following components (in thousands, except per share amounts):




                                             Three Months Ended             Nine Months Ended
                                                September 30                    September 30
                                        --------------------------      --------------------------
                                           1998            1997           1998           1997
                                        ----------      ----------      --------      -----------
BASIC CALCULATION

Net income                              $  23,744       $  97,011       $169,036       $122,754
                                        =========       =========       ========       ========

Weighted average number
  of common equity shares                  72,229          71,448         72,004         70,950
                                        =========       =========       ========       ========

Basic net income per
  common equity share                   $    1.71       $    1.36       $   2.35       $   1.73
                                        =========       =========       ========       ========

DILUTED CALCULATION

Net income                              $  23,744       $  97,011       $169,036       $122,754
                                        =========       =========       ========       ========


Weighted average number of
   common equity shares
   outstanding                             72,229          71,448         72,004         70,950

Net effect of dilutive stock
   options based on the treasury
   stock method                               487             595            626            559
                                        ---------       ---------       --------       --------

Weighted average number of
  common equity shares
  assuming full conversion of all
  potentially dilutive securities          72,716          72,043         72,630         71,509
                                        =========       =========       ========       ========

Diluted net income per common
  equity share                          $    1.70       $    1.35       $   2.33       $   1.72
                                        =========       =========       ========       ========

7. In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that an enterprise display comprehensive income which for the Company is the total of net income (loss) and the current year foreign currency translation adjustment. Comprehensive income consists of the following (in thousands):

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30                        September 30
                                          ---------------------------------   ----------------------------------
                                               1998              1997              1998               1997
                                          ---------------   ---------------   ----------------   ---------------
    Net income                             $   123,744       $      97,011        $ 169,036          $  122,754

    Foreign currency
       translation adjustments                 (35,471)               (151)         (56,324)             (5,930)
                                          ---------------   ---------------   ----------------   ---------------

    Comprehensive income                    $   88,273       $      96,860        $ 112,712          $  116,824
                                          ===============   ===============   ================   ===============


8. As discussed in Note 1, the Company financed a payable to Lafarge S.A. related to the Redland acquisition with a short-term bridge loan of $650 million from Lafarge S.A. on June 3, 1998. Interest on the loan was at LIBOR plus 30 basis points. This loan was repaid to Lafarge S.A. on July 15, 1998. The Company refinanced the acquisition of Redland through the issuance of $650 million in long-term public debt on July 14, 1998. In order to hedge the risk of interest rate fluctuations, the Company entered into forward treasury lock agreements totaling a notional $640 million. Gains and losses on these agreements have been deferred and are being amortized over the life of the debt. The debt has an average effective interest rate of 6.88 percent and is due as follows:

                Maturity Date                Amount
                -------------                ------
                  July 2005               $ 250,000,000
                  July 2008               $ 200,000,000
                  July 2013               $ 200,000,000

9. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged items in the income statement and requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 cannot be applied retroactively and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

      The Company has not yet quantified the impact of adopting Statement 133 on the financial statements and has not determined the timing of or method of adoption.

10. On October 16, 1998 the Company acquired a cement plant from Holnam, Inc. in Seattle, Washington together with related assets, including a limestone quarry on Texada Island, British Columbia and two cement terminals. The purchase price represents less than 5 percent of the Company's net property, plant and equipment. In order to satisfy antitrust concerns raised by Canada's Bureau of Competition (the "Bureau") regarding the Canadian portion of the acquisition, LCI has agreed in a consent order signed with the Bureau to sell, lease or otherwise divest of its interest in the cement terminal it acquired from Holnam in Canada.

11. As discussed in the Company's Form 8-K/A, dated June 3, 1998, LCI is a defendant in lawsuits in Canada arising from claims regarding alleged defective fly ash and cement. The amount of LCI's liability, if any, is uncertain. LCI has denied liability and is defending the lawsuits vigorously. The trial of this matter commenced in September 1997 and is expected to continue through the fourth quarter of 1998. LCI believes that it has substantial insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits. Also, the Company, among others, has been named in two lawsuits in Texas alleging exposure to toxic substances. The amount of liability, if any, to the Company is uncertain. The Company filed general denials to both suits and is vigorously defending the lawsuits. Finally, the Company has been notified by the Environmental Protection Agency that it is one of several potentially responsible parties for clean-up costs at certain waste disposal sites. When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred, an estimate of the required remediation costs is recorded as a liability in the financial statements.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Lafarge S.A., the majority shareholder of the Company, acquired Redland PLC in December 1997. The Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million, subject to adjustments for changes in working capital between December 31, 1997 (the time Redland was acquired by Lafarge S.A.) and June 3, 1998 (the date the Company acquired Redland). The working capital adjustments were determined in September 1998 and the Company accrued $28.3 million for settlement in the fourth quarter. Since the Company acquired Redland from its parent, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the Company. The accompanying condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997 include a combination of the accounts of Redland and the Company retroactive to the date of the acquisition by Lafarge S.A. (December 1997). The 1998 condensed consolidated financial statements consolidate the accounts of Redland along with the Company. Redland is engaged in the production and sale of aggregates, asphalt, ready-mixed concrete and paving and related contracting services. The significant changes in the financial statements between September 30, 1998 and September 30, 1997 are due primarily to this acquisition.

The amount reported for Canadian dollar-denominated net sales and net income was impacted by a decrease in the value of the Canadian dollar relative to the U.S. dollar from September 30, 1997 to September 30, 1998. The foreign currency translation impact on Canadian net sales, after translation to U.S. dollars, was a reduction of $20.9 million for the three-months ended September 30, 1998 and $35.5 million for the nine-months ended September 30, 1998. The foreign currency translation impact on Canadian net income, after translation to U.S. dollars during consolidation, was $3.8 million for the three-months ended September 30, 1998 and $4.9 million for the nine-months ended September 30, 1998. The following discussion and analysis includes sales, earnings and net income after translation into U.S. dollars. The comparison of prices between time periods does not include the exchange rate impact as price changes reflect the change in local currency.

THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net income was $123.7 million in 1998 compared with $97.0 million for the same period in 1997. Net income per diluted common equity share was $1.70 compared with $ 1.35. The earnings increase was due mainly to improved operating results in all of the Company's major product lines, including the Redland construction materials businesses acquired from Lafarge S.A. The former Redland businesses had operating profit of $41.1 million (before goodwill amortization). Canadian net income of $55.5 million was $5.1 million better than 1997. In the U.S., net income of $68.2 million was $21.6 million better.

Excluding $194.7 million of net sales generated by Redland, the Company's net sales of $615.5 million were 1 percent higher than $612.3 million reached in 1997. Excluding Redland's sales in Canada of $6.6 million, Canadian net sales were 7 percent lower. The drop is attributed to the transfer of Ontario Concrete Pipe operations to a new joint venture accounted for by the equity method, the decrease in the value of the Canadian dollar relative to the U.S. dollar and lower cement volumes in Western Canada which were partially offset by higher cement prices. In Canada, the former Redland operations sold 1.4 million metric tonnes of aggregate. Excluding Redland sales of $188.1 million, U.S. net sales increased by 8 percent over 1997. The areas of improvement include higher cement prices and volumes, higher ready-mixed concrete shipments, and higher gypsum selling prices and volumes. In the U.S. the former Redland operations sold 8.2 million metric tonnes of aggregate and 637,000 cubic meters of ready-mixed concrete.

Third quarter operating profit from the Company's cement and waste management operations was $126.5 million, $7.7 million better than last year. The improvement resulted from a 3 percent increase in net reals (delivered price per ton to customer less freight) and an improvement in shipments. Net sales were 4 percent higher. Operating profit from Canadian cement operations was $46.4 million, $2.4 million better than 1997. Net sales in Canada were down by 14 percent due to the impact of the lower Canadian dollar, 6 percent lower shipments as a result of a weaker economy in British Columbia and a reduction in sales to drilling operations in Western Canada. Clinker capacity utilization at the Canadian plants increased to 102.2 percent in 1998 from 93.2 percent in 1997, primarily due to excellent kiln performance and additional kiln usage at two Eastern Canadian cement plants to supply the greater demand in the U.S. In the U.S., earnings of $80.1 million were $5.3 million better than 1997. Higher cement prices and volumes drove the improvement as net sales rose 9 percent. Clinker capacity utilization at U.S. plants was at or near capacity in both 1998 and 1997.

Excluding Redland, earnings from the Company's construction materials operations were $53.2 million, $2.7 million (5%) better than 1997. The improvement was primarily due to higher selling prices in the U.S and Canada. These improvements were obscured at the net sales level due to the impact on Canadian sales of the decrease in the value of the Canadian dollar relative to the U.S. dollar and the transfer of the Ontario Concrete Pipe operations to a new joint venture accounted for by the equity method. As a result, net sales (excluding Redland) were 5 percent lower than 1997. In Canada, earnings were $40.2 million, $1.0 million better than last year, due to higher selling prices primarily in ready-mixed concrete. Net sales, impacted by the lower Canadian dollar and the absence of Ontario Concrete Pipe sales, were 4 percent lower, excluding Redland. Redland net sales in Canada were $6.6 million, generating earnings of $2.0 million. In the U.S., earnings (excluding Redland) were $13.0 million, $1.7 million better than 1997 due to higher aggregate volumes (5 percent) and higher ready-mixed concrete and aggregate selling prices offset by lower ready-mixed concrete volumes (3 percent) due to a series of tropical storms in Louisiana in September and higher operating costs. Excluding Redland, net sales improved 3 percent. Redland net sales were $188.1 million and earnings in the U.S. were $39.1 million (before goodwill amortization).

Earnings from the Company's gypsum operations were $5.7 million, $2.1 million better than 1997. Gypsum shipments were up 3 percent and mill nets (selling price less freight) were up 6 percent from last year. The strong demand for wallboard continued in the major markets of the Northeast and Mid-Atlantic regions.

Income tax expense was $78.0 million, $18.2 million higher than 1997. The Company's effective tax rate was 38.7 percent in 1998 compared to 38.1 percent in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net income of $169.0 million, or $2.33 per diluted common equity share compares with net income of $122.8 million, or $1.72 per diluted common equity share for the first nine months of 1997. The earnings improvement is attributed to the Redland businesses acquired from Lafarge S.A., higher shipments in all main product lines (cement, aggregates, ready-mixed concrete and gypsum), a 3 percent increase in cement net reals and a 6 percent increase in gypsum mill nets. These improvements were partly offset by higher cement plant costs and higher materials and operating costs in the construction materials operations. In Canada, net income was $76.9 million, $20.3 million better than 1997. U.S. net income of $92.1 million was $26.0 million higher. The Redland operations accounted for approximately one-third of the $.61 improvement in diluted earnings per share for the first nine months of 1998 reflecting a contribution of $56.9 million (before goodwill amortization and financing costs).

Net sales (excluding Redland) were $1,394.3 million, up 5 percent over $1,333.2 million in 1997. Redland generated net sales of $425.5 million resulting in consolidated net sales of $1,819.8 million. Cement shipments were 3 percent higher. Excluding Redland, aggregate volumes improved 5 percent and ready-mixed concrete volumes improved 1 percent. Excluding Redland operations, Canadian net sales of $542.2 million were 2 percent below 1997 while U.S. net sales of $852.1 million improved by 9 percent. Redland generated $17.7 million of net sales in Canada and $407.9 million in the U.S. Redland contributed 23.0 million metric tonnes of aggregates and 1.6 million cubic meters of ready-mixed concrete during the first nine months of 1998.

Earnings from the Company's cement and waste management operations were $207.6 million, $25.1 million better than last year due to higher cement shipments and prices. Net sales climbed 6 percent. Earnings from Canadian operations of $74.3 million were $7.9 million better than 1997. Net sales in the Canadian operations decreased by 7% entirely due to the decrease in the value of the Canadian dollar relative to the U.S. dollar. The earnings improvement was the result of higher net reals, higher shipments in Ontario, Quebec and Alberta and lower plant maintenance costs which were substantially offset by the impact of the Canadian exchange rate. In the U.S., earnings were $133.3 million, $17.2 million better than 1997 on an 11 percent increase in net sales. The improvement was due to a 5 percent increase in shipments and a 3 percent increase in net reals partially offset by a 2 percent increase in plant costs.

The Company's construction material operations (excluding Redland) earned $67.8 million, $14.7 million better than 1997. Net sales, excluding Redland, were 1 percent higher. In Canada, earnings were $46.5 million, $13.1 million better than 1997. This 41 percent improvement resulted from price increases in ready-mixed concrete and aggregates in the Prairie Provinces, higher ready-mixed concrete volumes in Alberta, Ontario and Quebec and improved pipe and precast sales in Alberta. None of these improvements are demonstrated at the net sales level (excluding Redland) due to the decrease in the value of the Canadian dollar relative to the U.S. dollar and the transfer of the Ontario Concrete Pipe operations to a new joint venture accounted for by the equity method. Redland added 3.7 million metric tonnes of aggregates. U.S. results (excluding Redland) were $21.3 million, $1.6 million better due to higher selling prices of aggregate and ready-mixed concrete and higher aggregate volumes offset by lower ready-mixed concrete volumes and higher material costs. U.S. net sales (excluding Redland) were up 4 percent to $166.7 million. In the U.S., Redland sold 19.3 million metric tonnes of aggregate and 1.6 million cubic meters of ready-mixed concrete.

Gypsum earnings were $13.4 million, $3.2 million better than 1997. The improvement resulted from higher gypsum shipments of 3 percent due to a strong Mid-Atlantic demand and a 6 percent increase in mill nets.

Income tax expense was $106.5 million, $30.0 million greater than 1997. The Company's effective tax rate was 38.7 percent as compared to 38.4 percent in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As explained in Note 1 to the Condensed Consolidated Financial Statements, the Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. on June 3, 1998. Since the acquisition was accounted for similar to a pooling of interests for financial reporting purposes, the purchase price of this acquisition ($690 million) is not disclosed in the "Investing" section of the Condensed Consolidated Statements of Cash Flows. The "Financing" section reflects the amount paid to Lafarge S.A. From the perspective of the Company's North American businesses, the Redland transaction is an "acquisition", and is the largest acquisition in the Company's history.

Net cash of $155.4 million was provided by operating activities in the first nine months of 1998 as compared to $151.6 million in 1997. The increase was due to higher earnings from operations and higher depreciation, depletion and amortization mostly offset by increases in working capital (related to the Redland acquisition and increased receivables due to higher sales). In 1998, net cash used for investing decreased from 1997 as the higher capital expenditures and acquisitions were more than offset by the redemption of short-term investments and proceeds from disposals. In 1998, cash consumed by financing activities was $93.4 million as compared to $59.9 million in 1997. The most significant change was the acquisition of Redland.

The Company financed a payable of $690 million to Lafarge S.A. related to the Redland acquisition with a short-term bridge loan of $650 million from Lafarge S.A. on June 3, 1998. Interest on the loan was at LIBOR plus 30 basis points. This loan was repaid to Lafarge S.A. on July 15, 1998. The Company refinanced the acquisition of Redland through the issuance of $650 million in long-term public debt on July 14, 1998. In order to hedge the risk of the interest rate fluctuations, the Company entered into forward treasury lock agreements totaling a notional $640 million. Gains and losses on these agreements have been deferred and are being amortized over the life of the debt. The debt has an effective interest rate of 6.88 percent.

Capital expenditures (excluding acquisitions) are not expected to exceed $235 million in 1998, including $63 million related to the modernization of two cement plants. Committed lines of credit totaled $150 million under which no amounts were outstanding.

OTHER FACTORS AFFECTING THE COMPANY - YEAR 2000

The year 2000 issue is a result of many computer systems having been written using two digits rather than four to specify the year. Computer systems using the "two-digit" format may experience problems handling date sensitive calculations beyond the year 1999. This could cause many computer systems to fail or to produce inaccurate results or calculations. Similar to other companies who use business application information technology and embedded technology systems such as micro-controllers, the Company is affected by the year 2000 issue. As a consequence, the Company instituted a North America-wide Year 2000 Compliance Program to identify and correct problems related to the two-digit date field. The objective of the program is to ensure no loss of revenues, no unplanned downtime, no adverse impact to the business and to sustain commercial and technical credibility with shareholders, suppliers, customers, employees and stakeholders.

The Securities and Exchange Commission has issued interpretative guidance entitled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers", effective August 4, 1998 (the "Interpretation"). The Company is providing this disclosure to supplement and update the information contained in its 1997 Annual Report included in Form 8-K/A in accordance with this interpretation.

Due to the nature of year 2000 problems nearly all disclosures, excepting simple statements of historical facts, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's best judgements and current expectations and are subject to various factors, uncertainties and risks which may cause actual results to be materially different from such statements.

In the first half of 1997, the Company defined, planned and organized a formal Year 2000 Compliance Program and established a Program Management Office staffed with full time professionals dedicated to the resolution of Year 2000 issues. Each major operating location has a designated "Point of Contact" who is responsible for the development and implementation of the location's Year 2000 strategy.

The Program addresses all essential phases, activities and tasks that the Company must undertake for the successful execution of its Year 2000 Compliance Program. The Program comprises four main stages (with distinct but complementary objectives): (1) Inventory and Assessment, (2) Optimum Scenario Definition, (3) Transition Plan Definition and (4) Implementation. Stages one, two and three have largely been completed, and stage four is underway. The Company expects to complete the implementation stage by the third quarter of 1999.

STATE OF READINESS

As of September 30, 1998, the Year 2000 Compliance Program is on target to successfully resolve all critical issues before the end of 1999.

In-house developed business application software has been reviewed. Software that requires changes has been identified and is in the process of being revised. Certain systems, including the cement financial systems (accounts payable, general ledger and fixed assets) and the Western US Construction Materials Region's financial systems, are not Year 2000 compliant. These are in the process of being replaced by purchased software applications or upgraded to Year 2000 compliant systems. Completion is expected by September 30, 1999.

Non-IT systems consist of all applications developed or acquired by the Company that are in the field of embedded technology systems. These may include process control equipment, instrumentation and other field systems. Approximately one-half of embedded technology systems were identified as compliant during the first stage of the Program. Of the remainder, one-tenth have already been made compliant, approximately one-third are scheduled for compliance by the end of 1998 and the rest are scheduled for remediation during the first nine months of 1999.

Operating locations have identified their most critical suppliers to whom letters are being sent requesting information in the year 2000 compliance programs and their state of readiness. Based on the responses, evaluations will be performed and followed by the development of contingency plans, as necessary.

COSTS TO ADDRESS YEAR 2000 ISSUES

The Year 2000 Compliance Program is currently expected to result in estimated non-recurring expenditures of approximately $15.0 to $18.0 million. As of September 30, 1998, the Company has incurred approximately $4.0 million ($2.0 million capital and $2.0 million expense) for the remediation or replacement of the business application systems and the embedded technology systems. Of the expenditures remaining approximately 75% will be capitalized. Internal resource requirements are estimated at 45,000 hours, of which approximately 20,000 hours have been incurred through September 30, 1998. There have been no significant postponements of other computer system projects due to the Year 2000 efforts.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. At this time, the Company is unable to determine if the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. This is substantially the result of the general uncertainty of the Year 2000 problem, and the uncertain impact on third-party suppliers.

The dates on which the Company believes the year 2000 projects will be completed are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 projects.

The Year 2000 Compliance Program is expected to significantly reduce the Company's level of uncertainty about Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its third party suppliers. The Company believes that, with completion of the projects as scheduled, the possibility of significant interruptions of normal operations should be reduced and that it would be able to operate its date-sensitive business applications and embedded technology systems through the turn of the century. At the present time, the Company anticipates that its computer systems will be year 2000 compliant in all material respects. There can be no assurance, however, of complete compliance.

CONTINGENCY PLANS

The Company's Year 2000 strategies include the development of contingency plans. Contingency plans are currently being developed with an estimated completion date of March 31, 1999. The planning effort will include critical areas of the Company such as information processing and reporting, operations, customer interfaces, vendor relationships and personnel. The contingency plans will also include trigger dates (the date on which the contingency plan will replace the original action plan if a milestone is not met) for each non-compliant system.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

The shareholder derivative lawsuit described in the Company's 1997 annual report included in Form 8-K/A discussed in Item 6 below has been reinstituted. The plaintiff filed its amended complaint within the court ordered period for refiling on August 30, 1998. The Company and the directors have filed a motion to dismiss this action and it is anticipated that a hearing in this matter will be scheduled for November 1998. The Company and its directors believe that the lawsuit is without merit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        See Part I: Note 6 to Condensed Consolidated Financial Statements for computation of net income per common equity share.

   (b)  Reports on Form 8-K

        A Form 8-K/A was filed by the Company on October 2, 1998. The Form 8-K/A, dated June 3, 1998, was filed to discuss and present Lafarge Corporation's financial statements updated for the Redland acquisition.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LAFARGE CORPORATION





Date:     November 12, 1998               By:    /s/  Larry J. Waisanen
       ------------------------                 -----------------------
                                                LARRY J. WAISANEN
                                                Executive Vice President
                                                and Chief Financial Officer