Form 10-K405
period 1998-12-31
LAFARGE CORP
filed 1999-03-31
CIK 716783

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________ to ________.

                         Commission File Number 0-11936
                      ------------------------------------
                              LAFARGE CORPORATION
              (Exact name of Company as specified in its charter)

                   MARYLAND                                            58-1290226
       (State or other jurisdiction of                    (I.R.S. Employer identification No.)
        incorporation or organization)

          11130 SUNRISE VALLEY DRIVE                                     20191
         SUITE 300, RESTON, VIRGINIA                                   (Zip Code)
   (Address of principal executive offices)

        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 264-3600

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                       -----------------------------------------
   Common Stock, par value $1.00 per share                   New York Stock Exchange, Inc.
                                                               The Toronto Stock Exchange
                                                                   Montreal Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by nonaffiliates of the Company at March 8, 1999:
                                                                  $1,058,737,119

     Indicate the number of shares of each of the Company's classes of common stock, as of the latest practicable date.

                    CLASS                                     OUTSTANDING AT MARCH 8, 1999
                    -----                                     ----------------------------
   Common Stock, par value $1.00 per share               72,386,782 shares (including 4,924,041
                                                           Exchangeable Preference Shares of
                                                                  Lafarge Canada Inc.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LAFARGE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I
Item 1.   Business....................................................    1
          Executive Officers of the Company...........................   22
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   24
Item 4.   Submission of Matters to a Vote of Security Holders.........   25

                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   26
Item 6.   Selected Consolidated Financial Data........................   27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   28
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   43
Item 8.   Financial Statements and Supplementary Data.................   44
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   72

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   73
Item 11.  Executive Compensation......................................   73
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   73
Item 13.  Certain Relationships and Related Transactions..............   73

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   74
          Signatures..................................................   78

                           FORWARD-LOOKING STATEMENTS

     Statements we make in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict.

     The Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- the cyclical nature of our business

- national and regional economic conditions in Canada and the United States

- Canadian currency fluctuations

- the outcome and impact of the Year 2000, including the Year 2000 readiness of third parties

- seasonality

- levels of construction spending in major markets

- supply/demand structure of our industry

- competition from new or existing competitors

- unfavorable weather conditions during peak construction periods

- changes in and implementation of environmental and other governmental regulations

     In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the United States and Canada. The forward-looking statements are made as of this date, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

     Throughout this discussion, when we refer to Lafarge, the Company, us, we, or our, we mean Lafarge Corporation and its subsidiaries. Our executive offices are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 20191, and our telephone number is (703) 264-3600.

                                     PART I

ITEM 1.  BUSINESS

  Who are we?

     Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of construction materials. We provide the construction industry with a full range of aggregates, concrete and concrete products, cement and cementitious materials, and gypsum wallboard that build your world.

     We have more than 700 operations doing business in most states and throughout Canada where we conduct our business through our subsidiary, Lafarge Canada Inc. Our products are used in roads, hospitals, department stores, sports stadiums, banks, museums, high-rise apartments, amusement parks, swimming pools, bridges and even sewer pipes on which your world depends. In 1998, we generated net sales of $2.45 billion, and we shipped 13.5 million tons of cement, 78.5 million tons of aggregates, 10.3 million cubic yards of ready-mixed concrete and 732 million square feet of gypsum wallboard.

     Yet, our geographic and product diversity, although essential to increasing and maintaining our leadership in the industry, is only part of Lafarge. The other essential part of our business is the over 10,000 people we employ. Our employees provide customers with technical, engineering, research and customer service support to create, use and implement special types and applications of our products to meet specified structural and stringent environmental demands.

  How are we organized; what do we make?

     Our business is organized into three operating segments. Each segment represents a separately managed strategic business unit that has different capital requirements and marketing strategies. We call these segments the Cement Group, the Construction Materials Group and Lafarge Gypsum.

     - The Cement Group

        - Produces and distributes portland and specialty cements;

        - Distributes cementitious materials such as fly ash and silica fume;
          and

        - Processes fuel-quality waste and alternative raw materials for cement kilns.

     - The Construction Materials Group

        - Produces and supplies aggregates (crushed stone, sand and gravel);

        - Produces and supplies ready-mixed concrete, concrete products and asphalt; and

        - Provides road paving and construction services.

     - Lafarge Gypsum

        - Produces and distributes a full line of gypsum wallboard products for commercial and residential construction.

     In addition to this discussion of each segment, you will be able to evaluate the financial performance of each segment by reviewing "Management's Discussion of Income" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Item 7, Part II of this Annual Report and the "Segment and Related Information" of Notes to Consolidated Financial Statements also set forth under Item 8, Part II of this Annual Report, which are incorporated herein by reference.

  What is the Lafarge Group?

     We are part of the Lafarge Group, which includes Lafarge S.A. and its consolidated subsidiaries. Lafarge S.A., a French company, holds over 50% of our common stock. The Lafarge Group, a world leader in building materials, holds leading positions in each of its five divisions: cement, aggregates and concrete, roofing, gypsum and specialty materials. The Lafarge Group employs 66,000 people in 65 countries and generated sales in excess of $11.4 billion in 1998.

     Among other things, Lafarge S.A. provides marketing, technical, research and development, and managerial assistance to us. For example, Lafarge S.A.'s 30-year experience in the gypsum business and building new plants around the world supported our entry into the gypsum industry.

  How our company developed

1956  Our majority shareholder, Lafarge S.A., entered the North
      American cement market by building a cement plant in Richmond, British Columbia and forming Lafarge Cement North
      America.
1970  Our majority shareholder acquired Canada Cement Company (now
      Lafarge Canada, our Canadian subsidiary), already Canada's largest cement producer.
1974 Lafarge Canada entered the U.S. market by a joint venture to operate three cement plants in the U.S.
1977 Although the joint venture terminated, we were incorporated in Maryland in 1977 as Citadel Cement Corporation of
      Maryland and operated two of the three U.S. cement plants.
1981  Lafarge Canada acquired the common stock of General Portland
      Inc., the second largest cement producer in the U.S.
1983 A corporate reorganization established us as the parent of Lafarge Canada and General Portland. We completed our initial public offering of common stock.
1986 We acquired National Gypsum's Huron Cement Division, consisting of the Alpena, Michigan cement plant, the largest cement plant in North America, 13 inland cement terminals and several Great Lakes distribution facilities. We also acquired Systech which processes fuel-quality waste and alternative raw materials for use in our cement kilns.

1989 We acquired 32 plant facilities in five states and mineral reserves from Standard Slag Holding Company, significantly expanding our construction materials operations in the U.S.
1991 We acquired three cement plants, 15 cement terminals, two quarries and more than 30 ready-mixed concrete and aggregates operations in the Mississippi River Basin when we acquired Missouri Portland Cement Company and Davenport
      Cement Company.
1993 We reorganized our business into the three cement regions and three construction materials regions. We divested our Texas and Alabama assets.
1995 We acquired National Portland Cement's 600,000 ton capacity cement grinding plant in Port Manatee, Florida.
1996 We entered the North American gypsum market when we bought two gypsum wallboard plants located in Buchanan, New York and Wilmington, Delaware, and created the new operating segment Lafarge Gypsum.
1997 We began work on new state-of-the-art cement manufacturing plants to replace existing facilities in Richmond, British
      Columbia and Sugar Creek, Missouri. The $110 million
      Richmond plant, expected to be completed in 1999, will increase annual clinker production from approximately
      600,000 tons to 1.1 million tons. The $140 million Sugar
      Creek plant and an underground limestone quarry, expected to be completed in late 2000, will have a rated capacity of 900,000 tons of cement a year.

  What were our acquisitions and capital improvements in 1998?

     In 1998, we finalized the largest acquisition in our history when we bought the construction materials businesses of Denver-based Western Mobile Inc.; Redland Genstar Inc. of Towson, Maryland; and the Ontario and New York based aggregates operations of Redland Quarries Inc. from Lafarge S.A. for $690 million in cash. This acquisition, which we refer to as Redland, made Lafarge the largest diversified supplier of construction materials in North America with over 10,000 employees and approximately 700 locations.

     - Like us, Redland produces and sells aggregates, asphalt, ready-mixed concrete and other concrete products, and performs paving and related contracting services;

     - Redland does business primarily in Colorado, New Mexico, Maryland and New York and owns two quarry operations in Ontario, Canada;

     - Redland increased our annual sales volumes of construction aggregates by about 75% to approximately 75 million tons, expanded our ready-mixed concrete sales volumes in North America by a third to approximately 10 million cubic yards and added more than 6 million tons of asphalt sales;

     - The 125 Redland operations acquired posted combined revenues of approximately $572 million in 1998.

     On October 20, 1998, we acquired a cement plant in Seattle, Washington, two cement distribution facilities, one of which we subsequently sold, and a limestone quarry in British Columbia from Holnam, Inc. The Seattle plant has an annual capacity of 420,000 tons of clinker and became the 15th cement plant in our cement manufacturing network, which we believe is the largest in North America.

     On December 17, 1998, we announced a definitive agreement to acquire Atlantic Group Limited, a Newfoundland, Canada gypsum wallboard manufacturing plant, and Atlantic Gypsum Resources, Inc., a Newfoundland gypsum quarry. We plan to upgrade and increase the manufacturing capacity of the plant and the quarry.

     Other major capital expenditures in 1998 included:

     - continuing construction on new state-of-the-art cement manufacturing plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri;

     - acquiring a large supplier of fly ash in the United States which, when combined with our existing business, makes us one of the largest distributors of fly ash in the U.S.;

     - constructing a new cement terminal in Chicago;

     - making numerous aggregates and concrete acquisitions to complement and reinforce our existing market positions; and

     - upgrading the mobile equipment in the Construction Materials Group.

     Our business is relatively capital-intensive. During the three-year period ended December 31, 1998, our capital expenditures were approximately $473 million, principally for the modernization or replacement of existing equipment. Of this amount, the Cement Group, the Construction Materials Group and Lafarge Gypsum represented approximately 66%, 33% and 1%, respectively. During the same period, excluding Redland which was financed by the issuance, in July 1998, of $650 million in public debt, we also invested approximately $192 million in various acquisitions that expanded our market and product lines. Of this amount, the Cement Group, the Construction Materials Group and Lafarge Gypsum represented approximately 34%, 33% and 33%, respectively. During the three-year period ended December 31, 1998, operating cash flows and divestment proceeds totaled $991 million.

     In 1998, operating cash flows and divestment proceeds totaled $399 million, while investments (capital expenditures and acquisitions), excluding the $690 million Redland acquisition, reached $324 million. During 1998, Lafarge's proceeds from the sale of nonstrategic assets, surplus land and other miscellaneous items totaled $22.9 million.

     In 1999, we expect capital expenditures to be approximately $450 million. We intend to invest in projects that maintain or improve the performance of our plants as well as in acquisition opportunities that will enhance our competitive position in the U.S. and Canada. The 1999 capital expenditures will include a portion of the $90 million state-of-the-art gypsum wallboard manufacturing facility, we plan to build in Kentucky, that we announced on January 27, 1999. The plant is expected to begin operations in the second quarter of 2000. This facility will produce up to 900 million square feet of wallboard a year, which currently would make it the largest single wallboard production line in the U.S.

  What is our business strategy?

     Our core business strategy continues to be defined by three fundamental elements -- growth and development, operational excellence and commitment to change.

- GROWTH AND DEVELOPMENT, both through acquisition and internal development, is one of our highest priorities. Along with the Redland acquisition in 1998, we strengthened our competitive position through acquisitions and capital improvements in each of our three segments: the Cement Group, the Construction Materials Group and Lafarge Gypsum. These acquisitions and capital improvements are discussed in this Annual Report in "What were our acquisitions and capital improvements in 1998?"

          These actions and other internal developments (described in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this Annual Report) have changed our financial structure appreciably. Our ratio of long-term debt to total capitalization, which has been exceptionally low the past few years, increased to 30% at the end of 1998, a level that is well within Lafarge's internal target range.

          Our basic objective is to maintain a strong balance sheet with sufficient flexibility to capitalize on additional opportunities when they arise. We continue to pursue such opportunities, particularly in aggregates and related activities. It is worth noting that these less cyclical businesses now account for approximately 30% of our revenue stream, compared with only 17% in 1997.

- OPERATIONAL EXCELLENCE encompasses the range of programs we have established for manufacturing efficiency, cost control and continuous improvement.

          Synergy is an overused term; nonetheless, it is relevant to our concept of operational excellence. Lafarge is turning its size into a competitive advantage, capitalizing not only on the inherent synergies in our organization. One example is information technology. Lafarge Gypsum's new customer service project will produce a system for forecasting, pricing and customer service that can also be adapted for use in the Cement Group. Also, purchasing activities and logistics now are coordinated across all product lines, leveraging the buying power of a $2.4 billion company so we can achieve substantial, permanent savings. Another example: having a large sales force that's dispersed across the U.S. and Canada opens new doors to cross-product sales and service. In the Maritimes and Quebec, for instance, we can capitalize on an already strong brand identity by using our existing cement and construction materials sales organizations to market gypsum wallboard from the plant we just acquired in Newfoundland.

          Our vision of operational excellence includes common operating models and the rigorous application of best business practices. These types of programs remain priorities for all of our product lines today and are supported at the corporate level through our Corporate Technical Services Department for the Cement Group and our new Business Performance Department in the Construction Materials Group.

- COMMITMENT TO CHANGE provides a third pathway to superior performance. As an example, in 1999 we will open a new Shared Services Center to provide low-cost, high-volume accounting and transaction services for our Cement Group. Prior to this, we had these services in all three of our cement regional offices.

          A second change we made in the past year was to realign our organizational structure to improve the efficiency of our business development process. In essence, this realignment has allowed us to add personnel who will support our field people in evaluating structural market conditions and identifying viable development and acquisition opportunities.

          A third change involves a more formal process to monitor the various business issues and concerns of our customer base. We have formed a new Product Development function to harness innovation within Lafarge, organize it and orient it in a more disciplined fashion to meet the demands of our customers while creating value for us.

THE CEMENT GROUP

  Who are we?

     We are the largest cement-manufacturing company in Canada, the third largest in the U.S., and we operate North America's broadest cement distribution system by truck, rail, barge and freighter. Our Cement Group was formed by combining several prominent North American cement groups -- Canada Cement Lafarge, General Portland, National Gypsum's Huron Cement division, and the Missouri Portland and Davenport Cement companies.

     In 1998, net sales increased 7% to $1.12 billion and operating profit increased 12% to $288.7 million. During 1998, the Cement Group accounted for 46% of consolidated net sales, after the elimination of intracompany sales, and 60% of consolidated income from operations.

     We manufacture a diverse product line that includes basic cements in both bulk and bags:

        - Portland

        - Masonry

     And specialty cements:

        - Oil well

        - Low alkali

        - High early strength

        - Moderate heat of hydration

        - Sulfate resistant cements

        - Silica fume cement

     Our cements are used in every facet of residential, institutional, commercial, industrial and public construction from offices and homes to dams, factories, tunnels, roads, highways and airports.

     In addition, our subsidiary, Systech Environmental Corporation, processes industrial hazardous and non-hazardous waste for use as fuel substitutes for coal, natural gas and petroleum coke used in heating cement kilns. Substitute fuels preserve natural resources and manage selected waste materials, while at the same time reducing fuel cost for manufacturing cement. At December 31, 1998, Systech had waste processing and storage facilities at three of Lafarge's U.S. cement plants. Systech processed approximately 63 million gallons of supplemental fuel in 1998. Waste-derived fuels supplied by Systech constituted approximately 11% of all fuel used by Lafarge in our cement operations during 1998.

     Another subsidiary, Mineral Solutions Inc., engages in the management and marketing of fly ash, a coal combustion by-product which is the residue produced by coal burning, electricity generating plants. One use of fly ash is as a cement supplement (replacing a portion of the portland cement) to enhance the performance of concrete used in large construction projects such as high-rise buildings, bridges and parking garages. We believe that Mineral Solutions is a leading North American supplier of fly ash.

     We include the financial results of Systech and Mineral Solutions in the Cement Group's financial results.

  How is cement made?

     Processed cement was discovered by Joseph Aspdin in 1824 and was called "portland cement" because it resembled a grey stone mined from the island of Portland off the coast of England.

     People often confuse cement with concrete. Concrete is a mixture of cement, aggregates and water that hardens to form a building material used for everything from sidewalks to skyscrapers. Cement is a fine powder that is the principal strength-giving and property-controlling component of concrete.

     While different types of cement vary in their ingredients, four common elements are found in all types of cement. They are (from most to least): calcium carbonates (limestone), silicates (sand), argillaceous material (clay, shale or kaolin), and iron.

     Cement is manufactured by a closely controlled chemical process:

     - beginning with the crushing and mixing of limestone, sand, clay and iron-rich materials;

     - next, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln;

     - mixing and grinding may be done by either the wet or the dry process;

     - in the wet process, the materials are mixed with water to form "slurry", which is heated in kilns, forming hard pellets called "clinker;"

     - in the more fuel efficient dry process, the addition of water and the formation of slurry are eliminated, and clinker is formed by heating the dry raw materials;

     - in the preheater process, which provides further fuel efficiencies, the dry raw materials are preheated by air exiting the kiln, and part of the chemical reaction takes place prior to entry of the materials into the kiln;

     - in the pre-calciner process, an extension of the preheater process, heat is applied to the raw materials, increasing the proportion of the chemical reaction taking place prior to heating in the kiln and, as a result, increases clinker production capacity; and

     - gypsum is added and the clinker is ground into an extremely fine powder, which is the portland cement, a binding agent which, when mixed with sand, stone or other aggregates and water, produces either concrete or mortar.

  Where do we get the raw materials to make cement?

     We obtain the limestone required to manufacture cement principally from operations we own or in which we have long-term quarrying rights. These sources are located close to our manufacturing plants, except for the Joppa, Richmond and Seattle quarries which are located approximately 70, 80 and 180 miles, respectively, from their plant sites. Quarried materials are delivered to Joppa, Richmond and Seattle by barge. At Joppa, we own the reserves, but lease the quarrying rights and purchase limestone from the lessee. At Whitehall and Kamloops, we subcontract the quarry operations. Lafarge Canada's quarrying rights for limestone used by cement manufacturing plants in the Canadian provinces of Quebec, Nova Scotia, Ontario, Alberta and British Columbia are held under quarry leases, some of which require annual royalty payments to the provincial authorities.

     We estimate that limestone reserves for all cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves owned by Lafarge or are purchased from suppliers and are readily available.

  Where is our cement made?

     Our U.S. plants are primarily concentrated in the central and midwestern states, extending from the northern Great Lakes southward along the Mississippi River system. We are the only cement producer serving all regions of Canada. At December 31, 1998, we operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 12.1 million tons consisting of 5.2 million tons in Canada and 6.9 million tons in the United States. We also operated two cement grinding facilities.

     The Portland Cement Association's ("PCA") "U.S. and Canadian Portland Cement Industry: Plant Information Summary" which was prepared as of December 31, 1997, the most recent date for which information is available, shows that Lafarge Canada's capacity is the largest of the cement companies in Canada and represented approximately 35% of the total active industry clinker production capacity in Canada.

     A similar report for the U.S. prepared as of December 31, 1997, shows that our operating cement manufacturing plants in the United States accounted for an estimated 8.5% of total U.S. active industry clinker production capacity.

     The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of Lafarge's operating cement manufacturing plants at December 31, 1998. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.

                  RATED ANNUAL CLINKER PRODUCTION CAPACITY OF
                          CEMENT MANUFACTURING PLANTS
                                (IN SHORT TONS)*

             UNITED STATES PLANTS
----------------------------------------------
                                      CLINKER
      LOCATION         PROCESS       CAPACITY
      --------         -------       ---------
Paulding, OH.........    Wet           471,200
Fredonia, KS.........    Wet           376,200
Whitehall, PA........    Dry***        785,900
Alpena, MI...........    Dry         2,275,500
Davenport, IA........    Dry**         943,600
Sugar Creek, MO......    Dry           517,500
Joppa, IL............    Dry***      1,172,900
Seattle, WA..........    Wet           420,000
                                     ---------
  Total Capacity..............       6,962,800
                                     =========
  Total 1998 clinker
     production...............       6,495,000
                                     =========
  1998 production as a
     percentage of total
     capacity****.............              98%
                                     =========

               CANADIAN PLANTS
----------------------------------------------
                                      CLINKER
      LOCATION         PROCESS       CAPACITY
      --------         -------       ---------
Brookfield, N.S......    Dry           504,300
St. Constant, QUE....    Dry         1,046,200
Bath, ONT............    Dry***      1,120,700
Woodstock, ONT.......    Wet           560,200
Exshaw, ALTA.........    Dry**       1,185,500
Kamloops, B.C........    Dry           211,700
Richmond, B.C........    Wet           558,100
                                     ---------
  Total Capacity..............       5,186,700
                                     =========
  Total 1998 clinker
     production...............       4,683,000
                                     =========
  1998 production as a
     percentage of total
     capacity.................              90%
                                     =========

---------------
   * One short ton equals 2,000 pounds.

  ** Preheater, pre-calciner plants. The capacity of Exshaw's preheater, pre-calciner kiln is 65% of the plant's clinker production capacity.

 *** Preheater plants. The capacity of Joppa's preheater kiln is 55% of the plant's clinker production capacity.

**** Calculated based on partial year ownership and operation of the Seattle plant.

     All of our cement plants are fully equipped with raw grinding mills, kilns, finish grinding mills, environmental dust collection systems and storage facilities. We own all of our cement plants and the land on which they are located free of major encumbrances, except the Exshaw cement plant and the Kamloops limestone and cinerite quarries.

     - The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

     - The Kamloops limestone and cinerite quarries are on land leased from the province of British Columbia until March 2022.

We believe that each of our cement manufacturing plants is in satisfactory operating condition.

     At December 31, 1998, we owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Montreal East, Quebec; Superior, Wisconsin; and Port Manatee and Tampa, Florida. The Fort Whyte grinding plant was shutdown in 1994; furthermore, the Edmonton, Montreal East and Superior grinding plants have been shutdown for several years because cement grinding has not been cost effective at these locations. These plants were used during 1998 for the storage of cement. The Port Manatee and Tampa plants include facilities for receiving clinker and cement by water. We also own clinker producing plants that have been shutdown in Havelock, New Brunswick and Fort Whyte, Manitoba.

  The significance of fuel in making cement

     Fuel represents a significant portion of the cost of manufacturing cement. We place special emphasis on becoming, and have become, more efficient in our sourcing and use of fuel. In general, dry process plants consume significantly less fuel per ton of output than do wet process plants. At December 31, 1998, approximately 78% and 82% of our clinker production capacity in Canada and the U.S., respectively, used the dry process.

     As an additional means of reducing energy costs, most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels.

     Our use of fuel-quality waste supplied by Systech also has resulted in substantial fuel cost savings. At December 31, 1998, we used fuel-quality waste materials obtained and processed by Systech as fuel at three of our cement plants in the U.S. Fuel-quality waste supplied by Systech constituted approximately 11% of the fuel used by us in all of our cement operations during 1998.

     Our three U.S. cement plants which utilize fuel-quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations. See "Environmental Matters -- Resource Conservation and Recovery Act -- Boiler and Industrial Furnaces Regulations."

     The following table shows the possible alternative fuel sources of Lafarge's cement manufacturing plants in the U.S. and Canada at December 31, 1998.

                       PLANT LOCATION                                     FUELS
                       --------------                         ------------------------------
United States:
     Paulding, Ohio.........................................  Coal, Coke, Fuel-Quality Waste
     Fredonia, Kansas.......................................  Coal, Fuel-Quality Waste,
                                                              Natural Gas, Coke
     Whitehall, Pennsylvania................................  Coal, Oil, Coke, Tire Derived
                                                              Fuel
     Alpena, Michigan.......................................  Coal, Coke, Fuel-Quality
                                                              Waste, Natural Gas
     Davenport, Iowa........................................  Coal, Coke
     Sugar Creek, Missouri..................................  Coal, Coke, Natural Gas
     Joppa, Illinois........................................  Coal, Coke, Natural Gas
     Seattle, Washington....................................  Natural Gas, Coal, Coke, Fuel-
                                                              Quality Waste, Tire Derived
                                                              Fuel
Canada:
     Brookfield, Nova Scotia................................  Coal, Oil, Fuel-Quality Waste
     St. Constant, Quebec...................................  Natural Gas, Oil, Coke, Pitch
                                                              Fuel, Tire Derived Fuel
     Bath, Ontario..........................................  Natural Gas, Coke, Coal
     Woodstock, Ontario.....................................  Natural Gas, Coal, Coke, Oil
     Exshaw, Alberta........................................  Natural Gas
     Kamloops, British Columbia.............................  Natural Gas, Coal, Coke
     Richmond, British Columbia.............................  Natural Gas, Coke, Coal
                                                              Tailings, Bio Gas

  Who buys our cement?

     We sell cement to several thousand unaffiliated customers. Our primary customers are:

        - manufacturers of ready-mixed concrete and other concrete products

        - contractors throughout Canada and in many areas of the U.S.

     The states in which we had the most significant U.S. sales in 1998 were Florida and Michigan. Other states in which we had significant sales included:
Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, Nebraska, New York, North Dakota, Ohio, Pennsylvania, Tennessee, Wisconsin and Washington.

     In Canada, we made our most significant sales of cement products in Ontario and Alberta, which together accounted for approximately 50% of our total Canadian cement shipments in 1998. Other provinces in which we had significant sales included British Columbia and Quebec. Approximately 24% of our cement shipments in Canada were made to affiliates.

     No single unaffiliated customer accounted for more than 10% of Lafarge's consolidated sales during 1998, 1997 or 1996.

  How do we distribute our products to our customers?

     At December 31, 1998, our sales offices in the U.S. were located in Buffalo, New York; Port Manatee, Florida; Whitehall, Pennsylvania; Maumee and Avon Lake, Ohio; Lansing, Michigan; Milwaukee, Wisconsin; Seattle and Spokane, Washington; Kansas City, Missouri; Davenport, Iowa; Valley City, Bismarck and Grand Forks, North Dakota; and Nashville, Tennessee.

     At December 31, 1998, our sales offices in Canada were located in Moncton, New Brunswick; Quebec City and Montreal, Quebec; Richmond Hill, Ontario; Winnipeg, Manitoba; Regina and Saskatoon, Saskatchewan; Edmonton, Alberta; and Kamloops and Vancouver, British Columbia.

     Distribution and storage facilities are maintained at all cement manufacturing and finishing plants and at approximately 80 other locations including four deep water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be economically shipped considerably greater distances. Our cement is distributed primarily in bulk but also in paper bags.

     We utilize trucks, rail cars and waterborne vessels to transport cement from our plants to distribution facilities or directly to our customers. Transportation equipment is owned, leased or contracted as required. In addition, some of our customers in the U.S. make their own transportation arrangements and take delivery of cement at our manufacturing plant or distribution facility.

     Each cement plant has facilities for shipping by rail and by truck. The Richmond, Alpena, Bath, Davenport, Sugar Creek, Seattle and Joppa plants have facilities for transportation by water.

  How do changes in the seasons affect our business?

     Our business is affected significantly by seasonal variations in weather conditions. Information with respect to quarterly financial results is set forth in "Notes to Consolidated Financial Statements -- Quarterly Data (Unaudited)" in
Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

     The competitive marketing radius of a typical cement plant for common types of cement is approximately 250 miles except for waterborne shipments which can be economically transported considerably greater distances. Consequently, even cement producers with global operations compete on a regional basis in each market in which that company manufactures and distributes products. No single cement company in the U.S. has a production and distribution system extensive enough to serve all U.S. markets. A company's competitive position in a given market depends largely on the location and operating costs of its plants and associated distribution terminals. Vigorous price, service and quality competition is encountered in each of our primary marketing areas.

     Our operating cement plants located in Canada represent an estimated 35% of the rated annual active clinker production capacity of all Canadian cement plants. We are the only cement producer serving all regions of Canada. Our largest competitor in Canada accounted for approximately 20% of rated annual active clinker production capacity. Our cement plants operating in the U.S., including the recently acquired Seattle plant, represented an estimated 8.5% of the rated annual active clinker production capacity of all U.S. cement plants. Our three largest competitors in the U.S. accounted for approximately 12%, 11% and 6%, respectively, of the rated annual active clinker production capacity. Our statements regarding Lafarge's ranking and competitive position in the cement industry are based on the PCA's "U.S. and Canadian Portland Cement
Industry: Plant Information Summary" which was prepared as of December 31, 1997.

  Customer orders

     Sales of cement, as stated above, are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. Our sales of these products do not typically involve long-term contractual commitments. The amount of backlog orders, as measured by written contracts, is normally not significant.

THE CONSTRUCTION MATERIALS GROUP

  Who are we?

     We became one of the largest producers of aggregates in the U.S. after we completed our acquisition of more than 100 aggregates, road paving, concrete and other operations that were once part of the UK-based Redland PLC group. This gave us leading market positions in the western mountain states and Maryland, plus operations that complemented existing businesses in New York and southwestern Ontario. It also increased Lafarge's aggregates sales by approximately 75%.

     Our U.S. construction materials operations are located primarily in Colorado, New Mexico, Kansas, Louisiana, Missouri, Ohio, Maryland, Pennsylvania, West Virginia and Wisconsin. In Canada, we are the largest producer of concrete-related building materials. We are the only producer of ready-mixed concrete and construction aggregates in Canada that has operations extending from coast to coast. Our operations include ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 1998, Lafarge's Construction Materials Group accounted for 55% of consolidated net sales, after the elimination of intracompany sales, and 36% of consolidated income from operations.

     We offer a broad range of products including:

        - Aggregates (crushed stone, sand and gravel)

        - Concrete and masonry sand

        - Slag aggregates

        - Asphalt for road paving and construction

        - Ready-mixed concrete

        - Roller compacted concrete

        - Gravity and pressure pipe

        - Pipe couplings, pipeline weights and coatings

        - Concrete brick, block and paving stones

        - Reinforcing steel

        - Dry bagged products

        - Structural and architectural precast products

        - Concrete drainage systems and

        - Other building supplies

     Our aggregates are used as a base material in roads and buildings and as the raw materials for concrete, masonry, asphalt and many industrial processes. Our ready-mixed concrete (a blend of aggregates, water and cement) is used for a variety of applications from curbs and sidewalks to foundations, highways and buildings.

  Where are our aggregates, ready-mixed concrete and concrete products facilities located?

     In the U.S. and in Canada, we own substantially all of our aggregates, ready-mixed concrete and concrete products plants and believe that all of our plants are in satisfactory operating condition.

     In the U.S., we own or have a majority interest in approximately 200 construction materials locations at December 31, 1998, including:

     - 78 ready-mixed concrete plants of which 36% of the plants are concentrated in Colorado, with similar concentrations of the remaining plants in Missouri, Louisiana, Maryland and Wisconsin, and to a lesser extent in Kansas and New Mexico;

     - 84 U.S. construction aggregates facilities of which 48% are in Colorado, 14% are in Ohio, with the remainder located in Pennsylvania, Washington, West Virginia, Wisconsin, New Mexico, New York and Maryland; and

     - 33 U.S. asphalt facilities concentrated in Colorado and Maryland with the remaining plants in New York, New Mexico and Missouri.

     We owned or had a majority or joint interest in approximately 380 construction materials facilities in Canada at December 31, 1998, including:

     - 145 ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 71% of the plants are located), Alberta, Quebec and British Columbia and to a lesser extent in New Brunswick, Nova Scotia, Saskatchewan and Manitoba;

     - 162 construction aggregates facilities in Canada, approximately 42% of which are located in Ontario and other aggregates facilities located in Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia; and

     - 28 Canadian asphalt facilities also concentrated primarily in Ontario with the remaining plants in Alberta, Nova Scotia, New Brunswick and Quebec.

  Where do we get the raw materials for our aggregates and ready-mixed concrete operations?

     The aggregates business consists of the mining, extraction, production and sale of stone, sand, gravel and lightweight aggregates such as expanded shale and clay. Aggregates are employed in virtually all types of construction, including highway construction and maintenance.

     The concrete business involves the mixing of cement with sand, gravel, crushed stone or other aggregates, and water to form concrete which is subsequently marketed and distributed to customers.

     We own the majority of our aggregates quarries and pits and facilities for production of ready-mixed concrete. We believe our reserves for our operations are adequate at current production levels. Moreover, even in our pits and quarries where the reserves are lower, we believe that new sources of aggregates would be available and obtainable without any interruption to our business.

  Who buys our aggregates, ready-mixed concrete and concrete products?

     Aggregates are sold primarily to road building contractors and ready-mixed concrete producers. Ready-mixed concrete is sold primarily to building contractors and delivered to construction sites by mixer trucks. Precast concrete products and concrete pipe are sold primarily to contractors engaged in all types of construction activity.

     The states in which we had our most significant U.S. sales of construction materials in 1998 were Colorado and Maryland. Other states in which we had significant sales of construction materials included: Wisconsin, Ohio, New Mexico, Missouri, Louisiana, and Kansas. In Canada, we had our most significant sales of construction materials in Ontario and Alberta.

     In 1998, no single unaffiliated customer accounted for more than 10% of Lafarge's construction materials sales.

  How do we distribute our products to our customers?

     The cost of transportation of aggregates, ready-mixed concrete and concrete products is high, and consequently, producers are typically limited to a market area within 100 miles of their production facilities. We primarily utilize trucks and railroads to transport our aggregates and concrete products to customers.

  How do changes in the seasons and weather affect our business?

     Demand for aggregates, ready-mixed concrete and concrete products is seasonal because construction activity may diminish during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including, for example, hurricanes. Information with respect to quarterly financial results is set fourth in "Notes to Consolidated Financial Statements -- Quarterly Data (Unaudited)" in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

     Most local markets are highly competitive and are made up of both large multi-national companies as well as many small producers. Most ready-mixed concrete companies are comprised of 10 to 20 mixer trucks with annual sales in the $1.5 to $3.0 million range. Large ready-mixed concrete producers have over 300 mixer trucks. Some companies are vertically integrated and own cement plants and aggregates operations.

     Like the market for ready-mixed concrete, the market for aggregates is highly competitive and is made up of numerous aggregates producers including large multi-national, integrated producers and many small producers.

     Demand for both aggregates and ready-mixed concrete largely depends on regional levels of construction activity. Both the aggregates and concrete industries are highly fragmented, with numerous participants operating in localized markets. Both aggregates and concrete products are sold in competition with offerings by other suppliers of the same product and with other substitute products. The size of the market area for an aggregates quarry and a ready-mixed concrete plant is similar; therefore, the ability to compete is limited by the relatively high cost of truck and rail transportation compared with the value of the product. Proximity to customers is an important criterion. Most sales of ready-mixed concrete and aggregates are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. In addition to price, we compete on the basis of service, quality and reliability.

  Customer orders

     Our sales of ready-mixed concrete and aggregates do not typically involve long-term contractual commitments. In addition, we believe our reserves of aggregates and inventories of products are sufficient to fill customer orders in the normal course of business.

LAFARGE GYPSUM

  Who are we?

     With the acquisition of two gypsum wallboard manufacturing plants in September 1996, Lafarge Gypsum was created. The Buchanan plant, located 30 miles outside of New York City, and the Wilmington plant in Delaware produce a wide-ranging line of gypsum wallboard products.

     On January 1, 1999, we acquired Atlantic Group Ltd., a supplier of gypsum wallboard in Newfoundland, Canada. Sales, marketing and distribution support will be provided by Lafarge's Cement and Construction Materials Groups to help the Atlantic Group reach new customers in Quebec and the Maritime Provinces. At the same time, we purchased a gypsum quarry, which has enough reserves to potentially supply our three existing plants for an extended period of time.

     We announced in late January 1999 our plans to construct a $90 million gypsum wallboard plant in northern Kentucky, just outside of Cincinnati. Scheduled to begin operations in the first half of 2000, this facility will have the capacity to produce up to 900 million square feet of wallboard a year, which would make it the largest single production line in the U.S. The state-of-the-art plant will use 100% recycled materials, including synthetic gypsum generated from scrubbers of a nearby power plant.

     We offer a full line of gypsum wallboard products for:

        - Partitions

        - Paneling

        - Linings

        - Ceilings

        - Floors

     Our products are used for both new residential and commercial construction and for repair and remodeling.

  How is gypsum wallboard made?

     Gypsum is the common term for calcium sulfate dihydrate. The water molecules are physically locked inside the crystal structure of the gypsum molecule.

     To make wallboard:

        - Gypsum rock is fed into a dryer, where surface moisture is removed.

        - Then the rock is ground to a flour-like consistency known as land plaster.

        - The land plaster is then calcined, or heated, into calcium sulfate hemihydrate, also known as stucco. (Gypsum is unique because it is the only mineral that can be calcined, and yet go back to its original state when rehydrated. It is this property that is being exploited in the manufacturing process.)

        - The stucco is blended with water and other ingredients in a mixer to form a slurry.

        - This slurry is extruded between two continuous sheets of paper at the forming station.

        - The extended product travels down a long line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum.

        - As it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength.

        - When the product has achieved initial "set" or firmness (approximately 3 minutes), the product is cut into lengths.

        - The individual boards are then dried in a kiln to remove excess water.

        - The boards are packaged face to face and stored until ready for shipment.

  Where do we make our gypsum wallboard?

     We own two gypsum wallboard manufacturing plants with a combined rated annual production capacity of approximately 730 million square feet (MSF). The Buchanan, New York plant has a rated capacity of 330 MSF. Lafarge's Wilmington, Delaware plant has a rated capacity of 400 MSF.

     Both plants are fueled primarily by natural gas. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The Wilmington facility is located at the Port of Wilmington. The site is leased through November 2020. We own the Buchanan plant site. We believe that each of our manufacturing plants is in satisfactory operating condition.

  Where do we get the raw materials to make our wallboard?

     Currently, we have ten-year requirements contracts with an unaffiliated third party for gypsum rock and paper used in the production of gypsum wallboard. Both contracts terminate in September 2006. The Atlantic Group gypsum acquisition also included the purchase of a gypsum quarry, which has enough reserves to potentially supply our three existing plants for an extended period if required.

  Who buys our wallboard?

     Our gypsum wallboard products are sold to a variety of:

        - residential and commercial building materials dealers

        - individual and regional/national gypsum distributors

        - original equipment manufacturers

        - building materials distribution companies

        - lumber yards and "Do-It-Yourself" home centers

     The Buchanan, New York plant's principal markets include New York, Pennsylvania and New Jersey. The Wilmington, Delaware plant's largest markets are Pennsylvania and North Carolina followed closely by Maryland and Virginia. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at a centralized customer service facility.

     During 1998, our gypsum wallboard operations accounted for 4% of consolidated net sales, after the elimination of intracompany sales and 4% of consolidated income from operations.

  How do we distribute our products to our customers?

     We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, Wilmington is fully equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in over 90% of its production being shipped within 100-200 miles of the plant. The Wilmington plant ships over 50% of its production within 200 miles of the plant.

  How do changes in the seasons and in the weather affect our business?

     Our gypsum wallboard business is seasonal because construction activity may diminish during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including, for example, hurricanes. Information with respect to quarterly financial results is set forth in "Notes to Consolidated Financial Statements -- Quarterly Data (Unaudited)" in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

     The gypsum industry is a large, integrated industry in which a few large companies are predominant. These companies operate gypsum wallboard plants and usually own the gypsum reserves used in manufacturing the wallboard. These companies also sell gypsum for use in portland cement production and agriculture and other manufactured gypsum products.

     The gypsum wallboard industry is highly competitive. Competition among wallboard producers is primarily on a regional basis. Producers whose customers are located close to their wallboard plants benefit from lower transportation costs. We have this competitive advantage because the Buchanan plant is in close proximity to its key markets resulting in over 90% of its production being shipped within 100-200 miles of the plant. The Wilmington plant ships over 50% of its production within 200 miles of the plant.

     In addition to price, we compete on the basis of product quality and customer service.

  Customer orders

     Sales of gypsum wallboard products are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers. In the United States, plant capacity utilization is currently at 100% and there is an industry-wide allocation of product to all customer segments. At December 31, 1998, our backlog was 4 to 6 weeks.

TRADEMARKS AND PATENTS

     As of December 31, 1998, Lafarge owns, has the right to use, or has pending applications for approximately 40 patents granted by the United States and Canada and 76 trademarks related to each of the Cement Group, the Construction Materials Group and Lafarge Gypsum and Lafarge's trademarked, high performance concrete, cement and gypsum products for commercial, agricultural, industrial and public works construction. For example, trademarked precast concrete products such as SPLITROCK(TM) retaining wall modules and paving stones are commonly used in municipal, commercial and residential landscaping designs. In addition, our trademarked concrete mix designs, including Futurecrete(TM), Agrifarge(TM) and WeatherMix(TM), provide customers with enhanced performance for specific applications. Specialty cements like Lafarge's trademarked SF(TM) cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

RESEARCH, DEVELOPMENT AND ENGINEERING

     We conduct research and development activities for the Cement Group's products at our laboratory located in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. In addition, we have access to the state-of-the-art research and development resources of Lafarge S.A.

     We and Lafarge S.A. are parties to three agreements concerning the sharing of costs for research and development, strategic planning and marketing. In addition, we are involved in research and development through our participation in the Portland Cement Association. Our subsidiary, Systech, is engaged in research and development in an effort to further develop the technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $7.4 million, $7.2 million and $6.3 million for 1998, 1997, and 1996, respectively. This includes amounts accrued for technical services rendered by Lafarge S.A. to us, under the terms of the agreements discussed above, of $6.1 million during 1998, $6.3 million during 1997 and $5.7 million during 1996.

WHO ARE OUR EMPLOYEES?

     As of December 31, 1998, we employed 10,400 individuals of which 6,840 were hourly employees. Approximately 1,070 of these hourly employees were employed by the Cement Group, 5,538 were employed by the Construction Materials Group and 150 were employed by Lafarge Gypsum. Salaried employees totaled

3,560. These employees generally act in administrative, managerial, marketing, professional and technical capacities. Overall, we consider our relations with our employees to be satisfactory.

  The Cement Group

     -- U.S. Cement Operations

     The majority of Lafarge's 569 U.S. hourly employees are represented by labor unions. During 1998, labor agreements were negotiated at the Paulding, Ohio and Sugar Creek, Missouri cement plants and at the Detroit, Michigan; Saginaw, Michigan; and Waukegan, Illinois distribution terminals. In addition, labor agreements at the Vancouver, Washington terminal and the recently acquired Seattle, Washington plant were successfully renegotiated without a work stoppage. During 1999, labor agreements will expire at the Davenport, Iowa cement plant and the Cleveland, Ohio; Toledo, Ohio; Duluth, Minnesota and Superior, Wisconsin distribution terminals. We expect the agreements to be successfully concluded without work stoppages.

     -- Canadian Cement Operations

     Substantially all of our 469 hourly employees are covered by labor agreements. In 1998, the labor agreements at the Bath, Ontario plant, the Brookfield, Nova Scotia plant and the Montreal-East terminal in Quebec were all successfully renegotiated without a work stoppage. Labor agreements at the Winnepeg terminal were successfully renegotiated without a work stoppage. In the fourth quarter of 1999, the Kamloops plant, and the Edmonton and Toronto terminals will have contracts that expire. All are expected to be renewed without a work stoppage.

  The Construction Materials Group

     -- U.S. Construction Materials Operations

     Lafarge's 3,652 U.S. construction materials employees consist of 2,809 hourly employees and 843 salaried employees.

     In the U.S., approximately 40% of our hourly workforce is covered by 20 collective bargaining agreements with eight major labor unions. During 1998, two collective bargaining and benefit agreements were successfully negotiated with union bargaining groups without a work stoppage. In 1999, six labor and benefit agreements will expire. All of these agreements are expected to be successfully negotiated without a work stoppage.

     -- Canadian Construction Materials Operations

     Lafarge's employees in the Canadian construction materials operations totaled 3,379 at the end of 1998 with 2,552 hourly employees and 827 salaried employees.

     In eastern Canada, hourly employees are covered by 84 collective bargaining agreements with a number of unions. There are 42 non-union business units in which discussions are held directly with employees. During 1998, 28 collective bargaining agreements were renegotiated with union bargaining agents, incurring a work stoppage at one location of four weeks. There was also one unsuccessful union organizing drive. Twenty-six collective bargaining agreements will expire during 1999 throughout eastern Canada and are expected to be successfully concluded without a work stoppage.

     In western Canada there are 35 collective labor agreements with several different unions. Six agreements are through employer associations. During 1998, 12 collective labor agreements were successfully negotiated. In addition, following a strike at the Vancouver Island location, a closure agreement was negotiated for the location. We continue to negotiate seven collective agreements that have expired, with no work stoppages anticipated. Three of these are through employer associations. During 1999, nine collective labor agreements will expire. These agreements are expected to be renewed without a work stoppage.

  Lafarge Gypsum

     -- Gypsum Wallboard Operations

     Substantially all of Lafarge's 150 gypsum wallboard hourly employees are covered by labor agreements. There are four local labor agreements with two unions. Three of the labor agreements have been renegotiated, two agreements for two years at Buchanan and one at Wilmington for three years. The other agreement is in the fourth year of a six-year contract. The Buchanan and Wilmington plants have no recent history of labor disputes.

ENVIRONMENTAL MATTERS

     The following discusses the environmental laws and their application to Lafarge, and sets forth the proposed changes to or new environmental laws or regulations that could affect us.

     Our operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal, and cleanup of substances regulated under increasingly stringent federal, state, provincial, and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. Our environmental compliance program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of our facilities, environmental guidance on key issues confronting us, routine training and exchange of information by environmental professionals, environmental recognition award program, and routine and emergency reporting systems.

     The current environmental laws affecting Lafarge are summarized below and our policies regarding environmental expenditures are discussed in "Other Factors Affecting the Company -- Environmental Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Item 7 of Part II of this Annual Report, which is incorporated herein by reference. For the years ended December 31, 1998, 1997 and 1996, total capital expenditures and remediation expenses incurred are not material to the financial position, results of operations, or liquidity of Lafarge. However, our expenditures for environmental matters have increased and are likely to increase in the future. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement related activities and costs, we cannot determine at this time whether capital expenditures and other remedial actions that we may be required to undertake in the future will materially affect our financial position, results of operations or liquidity. With respect to known environmental contingencies, we have recorded provisions for estimated probable liabilities and do not believe that the ultimate resolution of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of Lafarge.

     Some of the proposed changes to or new environmental laws or regulations that could affect us are discussed below.

  Resource Conservation and Recovery Act -- Boiler and Industrial Furnaces Regulations

     We currently operate three U.S. cement plants using fuel-quality wastes that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations (Alpena, Michigan; Paulding, Ohio; and Fredonia, Kansas). The other BIF requirements include a permitting process, extensive recordkeeping of operational parameters and raw materials and waste-derived fuels use, demonstration of financial capability to cover future closures and spill cleanups, and corrective action requirements for other solid waste management units at the facilities. Our three BIF cement plants have submitted, in a timely manner, formal Part B permit applications, which is the first step in the permitting process. The Fredonia plant completed its trial burn in 1995 to establish permit limitations to be incorporated into the second step, the final Part B permit. A draft of the proposed Part B permit was reviewed during 1998; a public hearing was held on March 26, 1999. The Paulding plant conducted its trial burn in May 1998. We expect a draft permit in mid-1999 for review and comment. On October 22, 1998, we announced that the Alpena plant will cease using fuel-quality wastes no later than June 1, 2001. During the interim, the plant will continue to use waste-derived fuels and comply with the applicable RCRA and BIF requirements.

     The U.S. Environmental Protection Agency ("EPA") is in the process of revising its BIF regulations. Proposed revision of the BIF regulations were initially published in May 1996, citing both RCRA and Clean Air Act authority. The proposal relied heavily on maximum achievable control technology ("MACT") requirements of Title III of the Clean Air Act Amendments of 1990 with certain elements of the risk-based authority of RCRA incorporated into the proposal. The proposed standards are based on technologies from a "pool" of the top 12 environmental performers of existing facilities that use fuel-quality waste as a supplemental fuel. Our Alpena plant was a MACT pool facility; it uses a baghouse as its primary air pollution control device. The Paulding plant recently installed a baghouse and a bypass system that will likely enable it to meet the final standards when they are promulgated. We have actively participated in the regulatory process to help formulate revised BIF standards that are reasonable, cost-effective, and comply with the RCRA and the Clean Air Act. In the past two years, EPA has reopened the rulemaking process on several occasions to solicit public comment on new data and proposed regulatory approaches, i.e., new limits for semi-volatile metals and a particulate matter continuous emission monitoring system. Our Fredonia plant is currently conducting, in conjunction with the EPA, a voluntary test program to evaluate the reliability and variability of various particulate matter continuous emissions monitoring systems to be used for the purpose of determining compliance with the revised BIF standards. A final revised regulation is not anticipated before mid-1999. Existing BIF facilities would then have up to three years to meet the new standards or cease using hazardous waste as a supplemental fuel.

     Cement kiln dust ("CKD") is a by-product of many of our cement manufacturing plants. CKD has been excluded from regulation as a hazardous waste under the so-called Bevill amendment to the RCRA until the EPA completes a study of CKD, determines whether it should be regulated as a hazardous waste, and issues appropriate implementing regulations. In January 1995, the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from CKD management in karst terrain, fugitive emissions from CKD handling and management, and surface water/stormwater runoff from CKD management areas. In March 1995, we joined other cement manufacturers in submitting to the EPA a proposed enforceable agreement for managing CKD that included specific CKD management standards. After a lengthy legal review, the EPA decided that it lacks the legal authority to enter into an enforceable agreement. In 1996, the EPA announced that it was recommending the process of developing CKD management standards using industry standards as the technical starting point and Subtitle C of RCRA as its legal authority. We believe it is inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. Lafarge and other cement manufacturers, through our trade association, continue to work with the EPA and various states to develop a consensus approach for implementing CKD management standards using state solid waste authority as the primary legal authority rather than federal Subtitle C authority.

     The EPA has revised its schedule and indicated that it will likely propose CKD management standards in 1999. Should the EPA ultimately proceed to promulgate highly tailored CKD management standards, we are likely to incur some additional capital costs and operational expenses to meet these new standards. In order to mitigate the anticipated future costs of CKD regulation at the federal and/or state levels, we continue to implement a program to assess our management practices for CKD at operational and inactive facilities in the both the U.S. and Canada. We also have been voluntarily taking remedial steps and instituting management practices consistent with the industry practices for CKD management as well as assessing and modifying process operations, evaluating and using alternative raw materials, and implementing new technologies to reduce the generation of CKD.

  Historical waste disposal and/or contaminated sites

     As with many industrial companies in the U.S. and Canada, we have been involved in certain remedial actions to clean up or to close certain historical waste disposal and/or contaminated sites, as required by federal, provincial, and/or state laws. In addition, we have voluntarily initiated cleanup activities at certain of our properties in order to mitigate long-term liability exposure and/or to facilitate the sale of such property. We routinely review all of our active properties, as well as our idle properties, to determine whether remediation is required, the adequacy of accruals for such remediation, and the status of all remedial activities. It has been our experience that, over time, sites are added to and removed from the remediation list as cleanup actions are finalized and, where necessary, governmental signoff is obtained, or when it is determined that no governmental action will be initiated.

     Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund." Currently, we are involved in only two Superfund remediations. At one site where we have been named a PRP (a potentially responsible party) the remedial activities are complete and long-term maintenance and monitoring are under way. Partial contribution has been obtained from financially viable parties, including ourselves. The EPA will delist this site from the National Priority List in 1999. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against 47 other parties, including us. We have also been named a PRP at this site. The suit alleges that in 1969 a predecessor company of Lafarge sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and that numerous other large disposers of hazardous substances are associated with this site. We believe that neither matter is material to the financial condition, results of operations or liquidity of Lafarge. In addition, during the year ended December 31, 1998, no enforcement matters were initiated or resolved or are outstanding that have a material effect on our financial statements.

  Clean Air Act

     The Clean Air Act Amendments of 1990 require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. New MACT standards are to be established that will require plants to install the best feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. We are actively participating with other cement manufacturers in working with the EPA to define test protocols, better define the scope of the MACT standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the cement industry. EPA proposed standards for existing and new facilities were subject to review and public comment in 1998. It is anticipated that final MACT regulations will be promulgated in the first half of 1999, and existing facilities will then have three years to meet the standards or close down operations. Our Sugar Creek, Missouri plant that is being modernized and expanded will have to meet the new MACT standards at the time of startup. We believe that several of our other U.S. plants will likely be required to upgrade and/or replace existing air pollution control and/or emissions monitoring equipment as a result of MACT regulations. Although the costs of such new equipment may be significant, the actual plant specific costs will vary depending on the level of existing controls and/or emissions monitoring equipment and whether or not it can be modified or new equipment will be required to meet the final MACT standards. We will not be able to make a firm determination of costs and its materiality until the final MACT standards are promulgated.

     Title V of 1990 Clean Air Act Amendments may result in significant capital expenditures and operational expenses for us. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. Under the Act, our U.S. operations deemed to be "major sources" of air pollution were required to submit detailed permit applications and pay recurring permit fees. Our "major sources" have been routinely paying permit fees for several years. The permitting requirements primarily affect our cement manufacturing, gypsum wallboard and waste-fuel operations. We have submitted all applicable permit applications. During 1999, we expect to begin reviewing several draft Title V permits for several of our facilities. We anticipate that it will be many years before all the initial title V permits are drafted and issued.

     In July 1997, the EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act-particulate matter and photochemical oxidants (ozone). Because of the nature of Lafarge's operations, the proposed addition of a particulate matter standard that will regulate particles 2.5 microns or less in diameter, and the regulation of nitrogen oxides emissions as the precursor pollutant to ozone, is of potential concern. Implementation of these new standards will not immediately have an impact on industrial operations. The first step is a several-year data collection and analysis activity by the states to determine whether or not the state will be able to meet the new standards. If a state is unable to demonstrate that it meets the standards, it will then be required to modify its state air quality implementation plan to describe actions to meet the new standards. This initial phase will take several years to complete. It is presently unknown whether states in which we operate will be able to meet the new standards, how the states will modify their implementation plans to demonstrate compliance and/or the ultimate technology and the cost impact on our operations. In 1998, the U.S. Congress clarified the time schedule for implementation of the particulate matter 2.5 program. The EPA is prohibited from requiring states to revise their implementation plan until after the next 5-year review of the particulate matter
2.5 and ozone standards in 2001. In 1998, the EPA also clarified its expectations of states in the ozone transport region (22 states east of the Mississippi River) in revising their NO(x) control strategies and standards to demonstrate future attainment of the ozone ambient air quality standards. In this regard, the EPA has recommended that states only require a 30% reduction of NO(x) from cement plants. The EPA recommendation allows cement plants to consider all NO(x) reductions that have occurred from a 1995 baseline. The EPA has requested that all corrections to the existing baseline be submitted no later than the first quarter of 1999. We do not believe that the costs associated with revised NO(x) standards will have a material impact on us.

  Global Climate Change

     An evolving issue of significance to Lafarge in the U.S. and Canada is global climate change, or CO(2) stabilization/reduction. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure CO(2) stabilization and /or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The Kyoto Protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S. and Canada, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The Protocol was available for signature by member countries starting in the spring of 1998. Even though President Clinton signed the Kyoto Protocol in November of 1998, it will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States. The consequences of CO(2) reduction measures for cement producers are potentially significant because CO(2) is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture clinker (which is then ground with gypsum to make cement). In addition, CO(2) is generated in the calcining of limestone to make clinker. Any imposition of raw material or production limitations, or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. The Canadian cement industry, including Lafarge, has entered into a voluntary commitment with the Canadian government to annually improve energy efficiency 0.7% per ton of clinker from 1990 to 2000. In the U.S. in 1996, we joined the EPA's Climate Wise program. This voluntary program promotes energy efficiency in industrial operations and reduces or stabilizes the CO(2) emissions that result from the generation of electricity.

     The Conference of the Parties reconvened in November of 1998 to continue work on issues not clearly resolved in the Kyoto Protocol. The primary focus was on developing more details on the flexible mechanisms provisions, i.e., country-to-country emissions trading, joint implementation and a clean development mechanism. These provisions are potentially important to us as an option for meeting potential CO(2) reductions other than by reducing production, should the U.S. Senate ratify the Kyoto Protocol, and the Protocol goes into force and effect. It will not be possible to determine the impact on Lafarge until international, U.S. and Canadian governmental requirements are defined and we can determine whether emission offsets or credits are obtainable and whether alternative cementitious products can be substituted.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth the name, age and business experience for the last five years of each of the executive officers of the Company and indicates all positions and offices with the Company held by them.

               NAME                                          POSITION                            AGE
               ----                                          --------                            ---
Bertrand P. Collomb...............      Chairman of the Board                                    56
Bernard L. Kasriel................      Vice Chairman of the Board                               52
John M. Piecuch...................      President and Chief Executive Officer                    50
Edward T. Balfe...................      Executive Vice President and                             57
                                        President -- Construction Materials Group
Duncan S. Gage....................      Executive Vice President and President -- U.S.           49
                                        Cement Operations
Peter H. Cooke....................      Executive Vice President and President -- Canadian       50
                                        Cement Operations
Larry J. Waisanen.................      Executive Vice President and Chief Financial             48
                                        Officer
Michael J. Balchunas..............      Senior Vice President and President -- Western           51
                                        Cement Region
Alain Bouruet-Aubertot............      Senior Vice President and President -- Lafarge           42
                                        Gypsum Division
Patrick Demars....................      Senior Vice President -- Corporate Technical             50
                                        Services
Guillaume Roux....................      Senior Vice President -- Planning and Marketing          39
James J. Nealis III...............      Senior Vice President -- Human Resources                 51
Joseph B. Sherk...................      Vice President and Controller                            50
David C. Jones....................      Vice President -- Legal Affairs and Secretary            57
David W. Carroll..................      Vice President -- Environment and Government             52
                                        Affairs
Kevin C. Grant....................      Vice President and Treasurer                             43

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

     Duncan S. Gage was elected to his current position effective March 1, 1996. From October 1994 to February 1996 he was Senior Vice President and President of the Company's U.S. Cement Region. He previously served as Senior Vice President -- Planning and Development from January 1994 to September 1994.

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

     Patrick Demars was appointed to his current position effective February 1991. He previously served as Vice President -- Products and Process of the Company's Corporate Technical Services operations from July 1990 to January 1991. He was a Regional Vice President at CNCP, a Brazilian subsidiary of Lafarge S.A., from July 1986 to June 1990.

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

     James J. Nealis III was appointed to his current position effective January 1, 1999. From August 1996 to December 1998 he served as Vice President -- International Human Resources for the Lafarge Group in Paris. From January 1994 to August 1996 he served as Vice President -- Human Resources, Cement Group.

     Joseph B. Sherk was appointed to his current position effective August 1, 1998. From January 1, 1994 to August 31, 1998 he was Vice President and Controller Eastern Region for Lafarge Canada Inc.

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

     Kevin C. Grant was appointed to his current position effective February 10, 1998. He previously served as Treasurer of the Company from June 1995 to February 1998. He served as Vice President -- Human Resources Development from June 1994 to June 1995. He also was Sales Manager from June 1992 to June 1994 and Manager of Strategic Studies from June 1991 to June 1992 for Lafarge Fondu International, a subsidiary of Lafarge S.A.

     There is no family relationship between any of the executive officers of the Company or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of the Company expires at the first meeting of the Board of Directors after the next annual meeting of stockholders following his or her election or appointment and until his or her successor is chosen and qualifies.

ITEM 2.  PROPERTIES

     Information set forth in Item 1 of this Annual Report that relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by the Company is incorporated herein by reference in answer to this Item 2.

     All of the Company's cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants, gypsum wallboard plants and miscellaneous properties, are owned by the Company free of major encumbrances, except the Exshaw cement plant, the Kamloops limestone and cinerite quarries, and the Wilmington gypsum wallboard plant.

     - The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

     - The Kamloops limestone and cinerite quarries are on land leased from the province of British Columbia until March 2022.

     - The Wilmington gypsum wallboard facility is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. The lease expires in November 2020.

     Limestone quarry sites for the cement manufacturing plants in the United States are owned and are conveniently located near each plant, except for the Joppa, Richmond and Seattle quarries which are located approximately 70, 80 and 180 miles, respectively, from their plant sites.

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

     We have ready-mixed concrete and construction aggregates operations extending from coast-to-coast in Canada. Our U.S. activities are concentrated in the Rocky Mountain, midwestern, north-central and northeast states and Louisiana. We have approximately 600 locations that offer an extensive line of construction materials, consisting primarily of crushed stone, sand, gravel and other aggregates; ready-mixed concrete; concrete products such as pipe, brick, block, paving stones and utility structures; asphalt paving and road construction services; and dry bagged goods.

     Deposits of raw materials for the Company's aggregates producing plants are located on or near the plant sites. These deposits are either owned by the Company or leased upon terms which permit orderly mining of reserves.

ITEM 3.  LEGAL PROCEEDINGS

     In 1992, the Company's Canadian subsidiary, Lafarge Canada Inc., along with the Bertrand & Frere Construction Company Limited and others, became a defendant in lawsuits instituted in the Ontario (Canada) Court (General Division) arising from claims brought by building owners, the Ontario New Home Warranty Program and other plaintiffs regarding alleged defective concrete, fly ash and cement used in defective footings, foundations and floors. The damages claimed total more than Canadian $65 million. The amount of Lafarge Canada's liability, if any, in these lawsuits is uncertain. Lafarge Canada has denied liability and is defending the lawsuits vigorously. Lafarge Canada has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and the hearing was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected in 1999. Lafarge Canada believes that it has insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

     On March 18, 1998, a shareholder derivative lawsuit was filed in the Circuit Court for Montgomery County, Maryland. The lawsuit, filed against all of the directors of the Company, alleges that they committed breach of fiduciary duty, corporate waste, and gross negligence in connection with the Company's purchase of a number of construction materials businesses in North America from Lafarge S.A., its majority stockholder (the "Redland Transaction"). Lafarge S.A. took control of these businesses in late 1997, when it acquired the British construction materials firm Redland PLC.

     The Redland Transaction was proposed to the Company in late 1997. The Company's Board of Directors appointed a special committee of independent directors to evaluate the Redland Transaction. The special committee conducted extensive due diligence and retained independent professionals to assist with its evaluation, including an investment banking firm which advised the committee regarding the fairness of the price and terms of the proposed Redland Transaction. Based on its due diligence and the opinions of its specially-retained advisers, the special committee recommended the Redland Transaction for approval by the full Board of Directors of the Company. On March 16, 1998, the full Board, consisting of a majority of independent directors, approved the Redland Transaction. The Redland Transaction was publicly announced on March 17, 1998.

     The Company has been advised by its directors that the lawsuit against them, which challenges their conduct in evaluating and approving the Redland Transaction, is without merit. The directors have been vigorously defending against the lawsuit. The initial complaint was filed on March 18, 1998. The directors filed a motion to dismiss on May 19, 1998, which was granted on July 20, 1998. With the court's permission, the plaintiff filed an amended complaint on August 28, 1998. The directors filed a motion to dismiss the amended complaint on September 10, 1998. That motion was argued on February 22, 1999, and is currently under advisement with the court.

     On August 26, 1996, the Company, among others, was named in two similar lawsuits brought in the District Courts of Starr and Duval counties in Texas by plaintiffs alleging exposure to toxic substances. The plaintiffs alleged negligence, gross negligence, and products and strict liability and sought, among other things, both past and future damages, exemplary damages and cost of the suit in an unspecified amount. After extensive discovery and motion practice in these two cases, the plaintiffs in both cases have agreed to dismiss their claims without prejudice.

     Currently, the Company is involved in two remediations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site where the Company had been named a potentially responsible party ("PRP"), the remedial activities are complete, long-term maintenance and monitoring are under way, and partial contribution has been obtained from financially viable parties, including the Company. The United States Environmental Protection Agency ("EPA") will delist this site from the National Priority List in 1999. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against some 47 other parties including the Company. The Company also has been named a PRP at this site. The suit alleges that in 1969 a predecessor company of the Company sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. Management believes that neither matter is material to the financial condition, results of operations or liquidity of the Company.

     When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 1998, 1997 and 1996, the liabilities recorded for environmental obligations are not material to the financial statements of the Company. Although the Company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at December 31, 1998. However, management has concluded that the possibility of material liability in excess of the amount reported in the December 31, 1998 Consolidated Balance Sheets is remote.

     In the ordinary course of business, the Company is involved in certain other legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all legal and environmental matters will be resolved without material adverse impact to the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required in response to Item 5 is reported in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Management's Discussion of Shareholders' Equity" of this Annual Report and is incorporated herein by reference.

     On March 8, 1999, 67,462,741 shares of Common Stock ("Common Stock") were outstanding and held by 2,715 record holders. In addition, on March 8, 1999, 4,924,041 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 6,238 record holders.

     The Company may obtain funds required for dividend payments, expenses and interest payments on its debt from its operations or from external sources, including bank or other borrowings.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The table below summarizes selected financial information for the Company. For further information, refer to the Company's consolidated financial statements and notes thereto presented under Item 8 of this Annual Report.

                                                            YEARS ENDED DECEMBER 31
                                      --------------------------------------------------------------------
                                        1998           1997           1996           1995           1994
                                      --------       --------       --------       --------       --------
                                                   (IN MILLIONS EXCEPT AS INDICATED BY AN *)
OPERATING RESULTS
Net Sales......................       $2,448.2       $1,806.4       $1,649.3       $1,472.2       $1,563.3
                                      ========       ========       ========       ========       ========
INCOME BEFORE THE FOLLOWING
  ITEMS........................       $  407.0       $  300.9       $  236.4       $  185.4       $  141.9
Interest expense, net..........          (27.2)          (6.6)         (14.1)         (15.2)         (28.8)
Income taxes...................         (144.3)        (112.3)         (81.4)         (40.6)         (32.5)
                                      --------       --------       --------       --------       --------
NET INCOME.....................          235.5          182.0          140.9          129.6           80.6
Depreciation, depletion and
  amortization.................          156.8          106.3          100.5           94.3          103.6
Other items not affecting
  cash.........................          (16.2)          47.7          (33.4)        (105.6)         (36.2)
                                      --------       --------       --------       --------       --------
NET CASH PROVIDED BY
  OPERATIONS...................       $  376.1       $  336.0       $  208.0       $  118.3       $  148.0
                                      ========       ========       ========       ========       ========
     TOTAL ASSETS..............       $2,904.8       $2,774.9       $1,813.0       $1,713.9       $1,651.4
                                      ========       ========       ========       ========       ========
FINANCIAL CONDITION AT DECEMBER
  31
Working capital................       $  522.9       $ (127.1)(A)   $  394.9       $  448.6       $  402.3
Property, plant and equipment,
  net..........................        1,400.8        1,296.0          867.7          797.0          751.9
Other assets...................          566.1          529.4          213.0          198.3          192.4
                                      --------       --------       --------       --------       --------
     TOTAL NET ASSETS..........       $2,489.8       $1,698.3       $1,475.6       $1,443.9       $1,346.6
                                      ========       ========       ========       ========       ========
Long-term debt.................       $  751.2       $  135.2       $  161.9       $  268.6       $  290.7
Other long-term liabilities....          323.4          307.4          203.2          194.3          214.5
Shareholders' equity...........        1,415.2        1,255.7        1,110.5          981.0          841.4
                                      --------       --------       --------       --------       --------
     TOTAL CAPITALIZATION......       $2,489.8       $1,698.3       $1,475.6       $1,443.9       $1,346.6
                                      ========       ========       ========       ========       ========
COMMON EQUITY SHARE INFORMATION
Net income -- basic*...........       $   3.27       $   2.56       $   2.02       $   1.89       $   1.19
Net income -- diluted*.........       $   3.24       $   2.54       $   1.95       $   1.82       $   1.18
Dividends*.....................       $   0.51       $   0.42       $   0.40       $  0.375       $   0.30
Book value at December 31*.....       $  19.57       $  17.52       $  15.79       $  14.17       $  12.34
Average shares and equivalents
  outstanding..................           72.1           71.1           69.8           68.7           67.7
Shares outstanding at December
  31...........................           72.3           71.7           70.4           69.2           68.2
                                      ========       ========       ========       ========       ========
STATISTICAL DATA
Capital expenditures...........       $  224.3       $  124.0       $  124.8       $  121.9       $   95.4
Acquisitions...................       $   99.3(B)    $    8.8       $   83.5       $   29.3       $    4.7
Net income as a percentage of
  net sales*...................            9.6%          10.1%           8.5%           8.8%           5.2%
Return on average shareholders'
  equity*......................           17.6%          15.4%          13.5%          14.2%           9.9%
Long-term debt as a percentage
  of total capitalization*.....           30.2%           8.0%          11.0%          18.6%          21.6%
Number of employees at December
  31*..........................         10,400         10,100          6,800          6,600          6,500
Exchange rate at December 31
  (Cdn. to U.S.)*..............          0.654          0.699          0.730          0.733          0.713
Average exchange rate for the
  year (Cdn. to U.S.)*.........          0.674          0.722          0.733          0.729          0.732
                                      ========       ========       ========       ========       ========

---------------
(A) Includes a liability of $690 million to Lafarge S.A for the Redland acquisition, of which $40 million was repaid in 1998 and the remaining $650 million was financed with long-term public debt in 1998.

(B) Excludes the Redland acquisition which was accounted for similar to a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

                       MANAGEMENT'S DISCUSSION OF INCOME

     The Consolidated Statements of Income included in Item 8. Financial Statements and Supplementary Data of this Annual Report summarize Lafarge Corporation's (the "Company's") operating performance for the past three years. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the following table. (See "Segment and Related Information" in the Notes to Consolidated Financial Statements for further segment information.)

     The Company's three operating segments are:

     Cement Group -- the production and distribution of portland and specialty cements and cementitious materials and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

     Construction Materials Group -- the production and distribution of construction aggregates, ready-mixed concrete, other concrete products and asphalt and the construction and paving of roads.

     Lafarge Gypsum -- the production and distribution of gypsum wallboard and related products.

                                                                       YEARS ENDED DECEMBER 31
                                                                 ------------------------------------
                                                                   1998          1997          1996
                                                                 --------      --------      --------
                                                                            (IN MILLIONS)
NET SALES
Cement.....................................................      $1,123.7      $1,050.5      $  996.2
Construction materials.....................................       1,342.3         785.4         750.0
Gypsum.....................................................         102.4          92.1          24.0
Eliminations...............................................        (120.2)       (121.6)       (120.9)
                                                                 --------      --------      --------
          TOTAL............................................      $2,448.2      $1,806.4      $1,649.3
                                                                 ========      ========      ========
GROSS PROFIT
Cement.....................................................      $  367.7      $  329.9      $  291.2
Construction materials.....................................         250.9         119.8         101.5
Gypsum.....................................................          30.6          21.5           4.7
                                                                 --------      --------      --------
          TOTAL............................................         649.2         471.2         397.4
                                                                 --------      --------      --------
OPERATIONAL OVERHEAD AND OTHER EXPENSES
Cement.....................................................         (79.0)        (71.1)        (66.3)
Construction materials.....................................         (79.6)        (39.8)        (41.6)
Gypsum.....................................................         (10.6)         (8.3)         (2.3)
                                                                 --------      --------      --------
          TOTAL............................................        (169.2)       (119.2)       (110.2)
                                                                 --------      --------      --------
INCOME FROM OPERATIONS
Cement.....................................................         288.7         258.8         224.9
Construction materials.....................................         171.3          80.0          59.9
Gypsum.....................................................          20.0          13.2           2.4
                                                                 --------      --------      --------
          TOTAL............................................         480.0         352.0         287.2
Corporate and unallocated expenses.........................         (73.0)        (51.1)        (50.8)
                                                                 --------      --------      --------
EARNINGS BEFORE INTEREST AND TAXES.........................      $  407.0      $  300.9      $  236.4
                                                                 ========      ========      ========
ASSETS
Cement.....................................................      $  956.4      $  795.2      $  777.0
Construction materials.....................................       1,095.3       1,136.6         615.6
Gypsum.....................................................          70.6          71.8          70.7
Corporate, Redland goodwill and unallocated assets.........         782.5         771.3         349.7
                                                                 --------      --------      --------
          TOTAL............................................      $2,904.8      $2,774.9      $1,813.0
                                                                 ========      ========      ========

                          YEAR ENDED DECEMBER 31, 1998

NET SALES

     The Company's net sales increased by 36 percent in 1998 to $2,448.2 million from $1,806.4 million in 1997. U.S. net sales increased 64 percent to $1,700.3 million. The improvement in U.S. sales was primarily due to the Company's acquisition of certain North American construction materials operations of Redland PLC ("Redland"). Other positive factors impacting sales were higher sales volumes and prices in both cement and gypsum. Canadian net sales were $747.9 million, a decrease of $21.6 million or 3 percent. The decrease was due to a decline of 7 percent in the average value of the Canadian dollar relative to the U.S. dollar that offset an underlying 4 percent improvement in Canadian dollar net sales.

  Cement

     Net sales from cement operations increased by 7 percent to $1,123.7 million from $1,050.5 million in 1997 due to higher sales volumes and prices. Cement sales volumes increased by 0.6 million tons to 13.5 million tons, which represents a 5 percent increase, while the delivered price per ton to customers net of freight costs ("net realization") and excluding exchange rate fluctuation increased by 4 percent. U.S. net sales increased by $93.9 million to $850.8 million, a 12 percent improvement reflective of high levels of road paving and other infrastructure spending as well as strength in both the residential and nonresidential construction sectors. Cement shipments advanced 7 percent as most major markets posted gains. Net realization in the U.S. increased 4 percent. In Canada, net sales remained stable in local currency but declined 7 percent when converted to U.S. dollars. Cement shipments decreased by 1 percent while net realization (excluding exchange rate fluctuation) increased by 3 percent. In eastern Canada, cement sales volumes and net realization increased by 6 percent and 3 percent, respectively. Higher shipments in Ontario of 3 percent were due to an increase in residential and commercial construction combined with a mild autumn, an extended construction season and a strengthening economy. Cement shipments in Quebec and the Atlantic Provinces were both 8 percent higher than last year. In western Canada, cement shipments were 8 percent lower than 1997, reflecting weaker demand in all major markets. The two major factors were the negative impact on British Columbia of the depressed Asian economy and lower sales of oil well cement in the western provinces due to the negative impact of lower world oil prices on drilling activity.

  Construction Materials

     Net sales from construction materials operations increased by 71 percent to $1,342.3 million from $785.4 million in 1997. The major cause of this increase was the Company's acquisition of Redland from Lafarge S.A. for $690 million on June 3, 1998. Lafarge S.A., the majority shareholder of the Company, acquired Redland PLC in December 1997. Since the Company acquired Redland from its majority shareholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the Company. The accompanying consolidated balance sheets as of December 31, 1998 and December 31, 1997 include the balance sheets of Redland. The 1998 consolidated statements of income and cash flows include the full year results of Redland.

     Redland is engaged in the production and sale of aggregates, ready-mixed concrete, asphalt and performs paving and related contracting services primarily in Colorado, New Mexico, Maryland, New York and Ontario, Canada. The significant changes in the consolidated statements of income and cash flows between 1998 and 1997 are primarily due to this acquisition.

     Excluding Redland, net sales of construction materials operations in the U.S. and Canada were $770.2 million, which represents a 2 percent decrease from 1997, due to the decline in value of the Canadian dollar. Ready-mixed concrete shipments to customers in the U.S. and Canada were 7.5 million cubic yards in 1998, 1 percent higher than 1997, while aggregates sales volumes increased 3 percent to 44.5 million tons. In Canada, net sales in local currency increased by $13.1 million or 2 percent. The Redland operations had net sales of $572.1 million. The U.S. Redland operations contributed $547.6 million or 96 percent of total Redland net sales, while the Canadian operations contributed 4 percent or $24.5 million. In 1998, the Redland acquisition contributed 2.7 million cubic yards of ready-mixed concrete and 34.0 million tons of aggregates.

     The 2 percent increase in Canadian sales expressed in Canadian dollars, excluding Redland operations, reflects an increase in the price of most products. Ready-mixed concrete sales volumes were unchanged from 1997 levels, while prices increased by 3 percent. In eastern Canada, sales volumes were 7 percent higher and prices were equal to 1997 levels. A mild fall and winter extended the construction season which increased sales. Western Canada ready-mixed concrete volumes were off 6 percent; however, prices increased by 6 percent. The volume decline was primarily due to the weak economy in British Columbia. Aggregates sales volumes were 1 percent ahead of 1997 levels, while prices increased 6 percent. Volumes in eastern Canada increased by 11 percent with a price reduction of 1 percent. The price reduction was mainly due to a shift in the product mix to lower priced products. Aggregates volumes in the West declined by 11 percent largely due to weak economic conditions in British Columbia. The volume decline was offset by an increase in the price of aggregates and a more favorable product mix of higher quality concrete and premium aggregates sales in Alberta.

     In the U.S., net sales, excluding Redland operations, increased by $14.0 million or 7 percent to $227.9 million. Ready-mixed concrete sales volumes increased by 1 percent as all major markets posted gains. Prices in the U.S. region increased by 2 percent due to increased sales of higher value ready-mixed concrete. Aggregates sales volumes in the U.S. increased by 8 percent while prices increased by 4 percent. Due to acquisitions, the Missouri division saw a volume increase of 45 percent. The strong Cleveland and Youngstown, Ohio markets helped increase volumes in the Northern division by 3 percent. The Milwaukee division saw a decrease of 11 percent due to slowing economic conditions.

  Gypsum

     Net sales from gypsum operations increased by 11 percent to $102.4 million from $92.1 million in 1997. Strong market demand in the residential and commercial construction sectors resulted in price increases of 8 percent. Volumes increased 4 percent to 732 million square feet. Both gypsum plants achieved record production levels due to productivity improvements.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's average gross profit as a percentage of net sales increased modestly to 26.5 percent, reflecting significant improvements in all major product lines and a change in the Company's product portfolio resulting from the Redland acquisition.

     Cement gross profit was 33 percent compared with 31 percent. The improvement was the result of higher prices as well as a 1 percent reduction in cash production cost per ton. The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                --------------
                                                                1998     1997
                                                                -----    -----
Cement production...........................................    12.77    12.15
Clinker production..........................................    11.18    10.40
Clinker capacity utilization................................       95%      89%
                                                                =====    =====

     Cement and clinker production were 5 and 8 percent higher than 1997, respectively. U.S. cement production totaled 7.9 million tons, up 7 percent. Clinker capacity utilization at U.S. plants increased to 98 percent from 94 percent as six of the eight U.S. plants established clinker production records. The largest production increase was at the Whitehall, Pennsylvania plant where a second kiln was restarted. Canadian cement production was 4.9 million tons, up 4 percent. Canadian clinker capacity utilization increased to 90 percent from 82 percent. These improvements were due to higher clinker production at six of the seven Canadian cement plants, while cement production was better at four of the seven.

     Construction materials gross profit increased by 4 percentage points to 19 percent. Higher ready-mixed concrete prices in the U.S. and western Canada were partially offset by lower aggregates prices and higher material costs. Operating costs were lower in eastern Canada and the U.S. Excluding Redland, ready-mixed concrete operating gross profit per cubic yard rose 8 percent while aggregates gross profit per ton improved 27 percent.

     Lafarge Gypsum's gross profit as a percentage of sales increased by 7 percentage points to 30 percent. This was primarily due to a price increase of $9 per thousand square feet. Both plants set production records in 1998.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $216.8 million in 1998 compared with $161.0 million in 1997. The increase was mainly due to the consolidation of the Redland operations as well as one-time costs associated with its acquisition and integration and certain other organizational changes related to the management structure. Selling and administrative expenses as a percentage of net sales were 8.9 percent in 1997 and 1998.

GOODWILL AMORTIZATION

     Amortization of goodwill was $17.6 million in 1998 compared with $3.7 million in 1997. The increase was primarily due to amortization of $327.8 million of goodwill associated with the Redland acquisition. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The Company expects to amortize the remaining goodwill over periods ranging from 15 to 40 years, based on the expected economic lives of the assets purchased.

OTHER EXPENSE, NET

     Other expense, net which consists of items such as equity income and gains and losses from divestitures, was $7.8 million in 1998 compared with $5.5 million in 1997. The $2.3 million increase in 1998 was due to lower gains on divestments and asset sales of $3.1 million.

PERFORMANCE BY LINE OF BUSINESS

  Cement

     The Company's operating profit from its cement operations (before corporate and unallocated expenses) was $288.7 million, a $29.9 million or 12 percent improvement from 1997. The Company's Canadian cement operations reported an operating profit in local currency of $152.1 million, $12.4 million better than in 1997 due to a 3 percent rise in domestic net realization and higher prices for exports to U.S. operations, which were partially offset by a 1 percent decrease in domestic cement shipments. These positive factors were largely offset by a 7 percent reduction in the value of the Canadian dollar, which resulted in a net increase in profits of $1.6 million denominated in U.S. dollars. Canadian cement cash cost per ton was 5 percent lower than 1997 levels mainly due to improvements in operating efficiencies at the St-Constant and Woodstock plants in eastern Canada. In the U.S., operating profit was $186.2 million, $28.3 million or 18 percent higher than 1997. The improvement was due to 7 percent higher shipments and a 4 percent increase in net realization partly offset by higher plant costs, clinker purchases (to supplement production) and higher prices for cement imports from Canadian operations.

  Construction Materials

     The Company's operating profit from construction materials operations (excluding Redland and before corporate and unallocated expenses) was $93.4 million, $13.4 million higher than 1997. The improvement was due to higher ready-mixed concrete and aggregates sales volumes in both the U.S and Canada. Higher prices for ready-mixed concrete and aggregates in the U.S. and western Canada, partially offset by higher material costs, also contributed to the improvement. The Canadian operations earned $64.7 million, $11.6 million better than 1997, primarily reflecting higher ready-mixed concrete and aggregates prices. In eastern Canada, higher shipments in all markets were offset by lower prices. Earnings in the West increased due to higher prices in most markets somewhat offset by lower demand and higher material and operating costs. U.S. operations earned $28.7 million, $1.8 million better than 1997 due to a 9 percent increase in aggregates sales volumes, a 2 percent improvement in ready-mixed concrete prices and a 1 percent increase in concrete volumes.

  Gypsum

     The Company's gypsum wallboard operations reported an operating profit of $20.0 million due to the strength of the U.S. commercial and residential construction sectors, price increases and record production at both plants.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

     In 1998, EBIT was $407.0 million, a $106.1 million or 35 percent improvement from 1997. The acquisition of Redland, net of non-recurring acquisition and integration costs but before amortization of goodwill, contributed more than $75 million. Included in EBIT is $12.1 million of amortization of Redland goodwill. Better results in all operations, partially offset by the $13.0 million impact of the lower Canadian dollar exchange rate, added $28.2 million. Operating profit from Canadian operations was $147.5 million, $11.2 million better than 1997. The operating profit in the U.S. was $259.5 million, $94.9 million better than 1997.

INTEREST EXPENSE

     Interest expense increased by $27.7 million in 1998 to $47.7 million due to the issuance of $650.0 million of external debt (See Notes to Consolidated Financial Statements) to finance the Redland acquisition. Interest capitalized was $3.6 million and $1.4 million in 1998 and 1997, respectively.

INTEREST INCOME

     Interest income increased $7.1 million in 1998 due to higher levels of short-term investments throughout the year.

INCOME TAXES

     Income tax expense increased from $112.3 million in 1997 to $144.3 million in 1998 due to higher profits in both the U.S. and Canada. The Company's effective income tax rate was 38 percent in 1998 and 38.2 percent in 1997.

NET INCOME

     The Company reported net income of $235.5 million in 1998 compared with $182.0 million in 1997. The 29.4 percent improvement resulted from the acquisition of Redland and higher volumes in all of the Company's product lines. Higher cement, ready-mixed concrete, aggregates and gypsum wallboard prices also contributed to the improvement. These increases were partially offset by higher interest expense, higher cement plant fixed costs, goodwill amortization related to Redland and other acquisitions, and higher selling and administrative expenses.

GENERAL OUTLOOK

     The Company's general outlook for 1999 in all operating segments is favorable, particularly in the U.S. In the U.S., low interest rates and healthy levels of building activity in several sectors are expected to keep demand for construction materials at or near historically high levels. Also, in 1999, we anticipate an acceleration of construction spending for highways and related projects because of the enactment in 1998 of a six-year, $217 billion federal transportation funding program. Housing starts and sales increased in the fourth quarter of 1998, which should provide momentum into 1999. This is in line with other construction industry forecasts. In Canada, improving conditions in eastern Canada should offset expected softness in the western provinces. The oil and gas and agriculture economies of Alberta and Saskatchewan will likely be affected by low prices, lower drilling activity and lower farm incomes. The British Columbia economy, with its strong ties to the economies of Asia and the Pacific Rim, will likely be weak in 1999.

     The U.S. Portland Cement Association is forecasting a modest 0.9 percent increase in cement consumption in 1999. The Canadian Portland Cement Association predicts that Canadian cement consump-tion will increase by 3 percent. The Company's operations in the U.S. and Canada should benefit from these generally favorable trends in construction.

     The outlook for 1999 in the Company's gypsum wallboard operations remains positive because of the high level of residential and commercial construction activity that is expected to continue. The start-up of new domestic production capacity during the year could increase competitive activity.

                          YEAR ENDED DECEMBER 31, 1997

NET SALES

     The Company's net sales increased 10 percent in 1997 to $1,806.4 million from $1,649.3 million in 1996. Canadian net sales in local currency increased 9 percent to $769.5 million. U.S. net sales increased 10 percent to $1,036.9 million. The improvement in both Canada and the U.S. was primarily due to increased product shipments, higher cement and ready-mixed concrete prices, and the Company's gypsum wallboard operations, which were acquired in September 1996, added $92.1 million of sales in the U.S.

  Cement

     Net sales from cement operations were $1,050.5 million, an increase of 5 percent due to higher shipments and prices. Cement sales volumes escalated 2 percent to 12.9 million tons, while net realization increased 4 percent. U.S. net sales increased 4 percent reflecting continued high levels of infrastructure spending and paving work as well as strength in both the residential and nonresidential sectors. Cement shipments advanced 1 percent as most major markets posted gains. Net realization increased 4 percent. In Canada, net sales were 10 percent higher. Cement shipments and net realization (excluding exchange rate fluctuation) increased 6 percent and 4 percent, respectively. In eastern Canada, cement sales volumes declined 2 percent; however, net realization increased 3 percent. Higher shipments in Ontario (13 percent) due to an increase in residential and commercial construction were offset by declines in Quebec (weak economic conditions) and in the Atlantic provinces due to higher shipments in 1996 to the Confederation Bridge project which was completed in early 1997. In western Canada cement shipments were 17 percent higher, reflecting gains in all major markets except British Columbia. Substantially higher shipments in the Prairie provinces (up 31 percent) because of strong housing starts and higher spending levels in the oil and gas and farming sectors more than offset a 3 percent decline in British Columbia due to a softening of demand.

  Construction Materials

     Net sales from construction materials operations were $785.4 million, a 5 percent increase. The improvement was attributed to higher ready-mixed concrete and aggregates shipments and increased ready-mixed concrete prices partially offset by the divestment at mid-year of the Quebec construction operations. Ready-mixed concrete and aggregates sales volumes both increased 7 percent. Ready-mixed concrete shipments reached 7.4 million cubic yards in 1997, while aggregates volumes rose to 43.1 million tons. In Canada, net sales increased 7 percent reflecting higher volumes and ready-mixed concrete prices in western Canada. Ready-mixed concrete sales volumes increased 11 percent. In eastern Canada, sales volumes were 4 percent higher because of increased demand in Ontario partially offset by lower shipments in Quebec (weak economic conditions) and completion of the Confederation Bridge project in the Canadian Maritimes. In the West, higher demand in the Prairie provinces (shipments up 42 percent) pushed ready-mixed concrete sales volumes 17 percent higher, offsetting 7 percent lower shipments in British Columbia due to a softening of demand. Aggregates volumes increased 14 percent mainly due to an improving economy in Ontario and the high level of activity throughout western Canada, offset somewhat by declines in the Atlantic provinces and Quebec. In the U.S., net sales declined 1 percent. Ready-mixed concrete sales volumes increased slightly (1 percent) as all major markets posted gains except Milwaukee, Wisconsin where shipments dropped 10 percent due to a slowdown in the residential construction sector. Aggregates shipments declined 6 percent reflecting the divestment in early 1996 of a sand and gravel operation in Pittsburgh, Pennsylvania, the negative impact of a workers' strike at the Mingo, Ohio plant of a raw materials supplier which was settled in July and the termination of operations at a plant in Cleveland, Ohio. These declines were partially offset by aggregate shipments of approximately 0.4 million tons from an April 1997 acquisition in Kansas City, Missouri and a 6 percent increase in the Milwaukee division due to higher external sales.

  Gypsum

     Net sales from gypsum operations were $92.1 million. Strong market demand in the residential and commercial construction sectors led to strong pricing as well as higher volumes. Wallboard shipments totaled 705 million square feet, with both plants achieving record production levels.

GROSS PROFIT AND COST OF GOODS SOLD

     The Company's gross profit as a percentage of net sales increased to 26 percent from 24 percent in 1996. Cement gross profit was 31 percent compared to 29 percent. The improvement was the result of higher volumes and prices as well as a 1 percent reduction in cash costs (excluding depreciation) per ton. Construction materials gross profit increased by 2 percentage points to 15 percent. Higher ready-mixed concrete and aggregates volumes, coupled with higher ready-mixed concrete prices in the U.S. and western Canada, were partially offset by lower aggregates prices and increased material costs. Operating costs were lower in the U.S. and eastern Canada. Ready-mixed concrete operations gross profit per cubic yard rose 10 percent while aggregates operations gross profit per ton improved 8 percent. The gross profit for gypsum wallboard was 23 percent, up 3 percent.

     The Company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the Company's cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

                                                               YEARS ENDED
                                                               DECEMBER 31
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Cement production...........................................  12.15    11.54
Clinker production..........................................  10.40     9.89
Clinker capacity utilization................................     89%      85%
                                                              =====    =====

     Cement and clinker production were 5 percent higher than 1996. U.S. production totaled 7.4 million tons, up 5 percent. Clinker capacity utilization at U.S. plants increased to 94 percent from 91 percent. The improvement was due to higher production at a majority of the Company's U.S. cement plants as four plants established clinker production records. However, the Company experienced manufacturing setbacks at two U.S. plants which required higher purchases of clinker to replace lost production. Canadian cement production was 4.7 million tons, up 7 percent. Canadian clinker capacity utilization increased to 82 percent from 76 percent. These improvements were due to the record-setting kiln performance at the Exshaw plant in western Canada.

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

GOODWILL AMORTIZATION

     Amortization of goodwill was $3.7 million in 1997 compared with $3.0 million in 1996. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

The Company expects to amortize the remaining goodwill over periods ranging from 15 to 40 years, based on the expected economic lives of the assets purchased.

OTHER EXPENSE, NET

     Other expense, net consists of items such as equity income, amortization of intangibles and gains and losses from divestitures. Other expense, net was $5.5 million in 1997 compared with $6.6 million in 1996.

PERFORMANCE BY LINE OF BUSINESS

  Cement

     The Company's operating profit from its cement operations (before corporate and unallocated expenses) was $258.8 million, a $33.9 million improvement. Higher sales volumes and prices were somewhat offset by higher plant costs and higher clinker purchases in the U.S. The Company's Canadian operations reported an operating profit of $100.9 million, $22.4 million better than in 1996 due to a 6 percent increase in cement shipments, a 4 percent rise in net realization (excluding exchange rate fluctuation) and higher prices for exports to U.S. operations. Cement cash cost per ton was 3 percent lower due mostly to improvements in operating efficiencies at the Exshaw plant in western Canada. In the U.S., operating profit was $157.9 million, $11.5 million higher. The improvement was due to moderately higher shipments (1 percent) and a 4 percent increase in net realization partly offset by higher plant costs, clinker purchases to supplement production and higher prices for imports from Canadian operations. Three U.S. cement plants achieved lower cash costs per ton due to improvements in operating efficiencies.

  Construction Materials

     The Company's operating profit from construction materials operations (before corporate and unallocated expenses) was $80.0 million, $20.1 million higher than 1996. The improvement was due to higher ready-mixed concrete and aggregates sales volumes and an increase in ready-mixed concrete prices in the U.S. and western Canada somewhat offset by higher material costs. The Canadian operations earned $53.1 million, $15.0 million better, primarily reflecting higher ready-mixed concrete and aggregates volumes. In eastern Canada, higher shipments in Ontario, lower operating costs and increased prices in the Atlantic provinces were partly offset by a slow Quebec economy and lower shipments in the Canadian Maritimes due to completion of the Confederation Bridge project. Earnings in the West were up because of increased demand in the Prairie provinces and higher ready-mixed concrete prices somewhat offset by higher material and operating costs. U.S. operations earned $26.9 million, $5.1 million better due to a 4 percent improvement in ready-mixed concrete prices and lower operating costs resulting from specific cost reduction initiatives implemented during 1996 and 1997. As a result of these actions, ready-mixed concrete and aggregates operating costs were lower by 3 percent and 7 percent, respectively. These improvements were partially offset by a 6 percent reduction in aggregates volumes.

  Gypsum

     The Company's gypsum wallboard operations reported an operating profit of $13.2 million due to the strength of the U.S. commercial and residential construction sectors, a favorable pricing environment and record-setting production at both plants.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

     In 1997, EBIT was $300.9 million, $64.5 million better, reflecting better performance in all major product lines. The gypsum wallboard operations contributed $13.2 million in its first full year of operation. EBIT from Canadian operations was $136.3 million, $31.6 million better. EBIT in the U.S. was $164.6 million, $32.9 million better.

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

OTHER FACTORS AFFECTING THE COMPANY

  Year 2000

     Year 2000 computer issues may affect the Company's business application software and supporting computer infrastructure ("IT Systems") and embedded technology systems such as process control equipment, instrumentation and other field systems ("Non-IT Systems"). The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. Computer systems using the "two-digit" format may experience problems handling date sensitive calculations beyond the year 1999. This could cause many computer systems to fail or to produce inaccurate results and could result in an interruption in, or a failure of, certain business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity or financial condition.

     Although the Company believes it has an effective plan to address Year 2000 issues, certain Year 2000 issues are beyond the Company's control. Because these issues concern, for example, the Year 2000 readiness of third parties, including customers as well as utilities and other suppliers, the Company is unable to determine the likelihood of a material impact on its financial condition, results of operations or liquidity. However, the Company's Year 2000 compliance program (the "Year 2000 Program") is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues, including readiness of third parties. The Company believes that after completion of the projects as scheduled, the possibility of significant interruptions of its normal operations should be reduced.

     In the first half of 1997, the Company organized and implemented its Year 2000 Program, which includes a program management office staffed with full time professionals dedicated to the resolution of Year 2000 issues. The objective of the Year 2000 Program is to avoid loss of revenues, unplanned downtime or other adverse impacts on the business. Each of the Company's major operating locations has a designated point of contact who is responsible for the development and implementation of the location's Year 2000 strategy. The Year 2000 Program addresses the essential phases, activities and tasks that the Company must undertake for the successful execution of its Year 2000 Program. The Company has identified four phases to describe its process of achieving Year 2000 readiness:
(1) inventory and assessment, (2) optimum scenario definition, (3) transition plan definition and (4) implementation.

     The Company has completed the first three phases and has determined the potential impact of the Year 2000 on its IT Systems and Non-IT Systems. As a result, the Company has developed a transition plan to resolve any issues. The plan includes the replacement of certain equipment and modification of certain software to recognize the turn of the century.

     IT Systems that were not Year 2000 ready are in the process of being replaced by software applications or upgraded to Year 2000 ready systems. The IT Systems implementation phase is expected to be completed by September 30, 1999. As of December 31, 1998, approximately 60 percent of Non-IT Systems are Year 2000 ready. The other systems are scheduled for upgrade or replacement during the first nine months of 1999. Other computer system projects have not been significantly postponed due to the Year 2000 efforts. The dates on which the Company believes the Year 2000 projects will be completed are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Program.

     Operating locations have identified their most critical suppliers to whom letters have been sent requesting information on their Year 2000 readiness programs and their state of readiness. The Company evaluates the responses and develops contingency plans as necessary. Other contingency plans are currently being developed with an estimated completion date of August 31, 1999. The plans address information processing and reporting, operations and personnel. The contingency plans will also include trigger dates (the dates on which the contingency plan will replace the original action plan if a milestone is not met) for each non-compliant system.

     The Year 2000 Program is expected to result in estimated non-recurring spending of approximately $18 million to $20 million. As of December 31, 1998, the Company has incurred approximately $5.7 million ($3.2 million capital and $2.5 million expense) for upgrading or replacing its IT and Non-IT Systems. Of the expenditures remaining, approximately 75 percent will be capitalized. Internal resource requirements are estimated at 50,000 hours of which approximately 27,000 hours have been incurred through December 31, 1998. The Company believes, with appropriate system replacement or modification, it will be able to operate its time-sensitive IT Systems and Non-IT Systems through the turn of the century. However, certain Year 2000 issues are beyond the Company's control including the Year 2000 readiness of third parties.

  Environmental Matters

     The Company's operations, like those of its competitors, are subject to state, federal, local and Canadian environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits to conduct certain of the Company's operations. Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund," and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 ("RCRA"). Under Superfund's current broad liability provisions, the United States Environmental Protection Agency ("EPA") may commence a civil action against potentially responsible parties ("PRPs") or order PRPs to remediate sites containing hazardous substances and pollution associated with past or ongoing practices. Under Superfund, strict liability for cleanup costs can be imposed even if a PRP was not directly responsible for site conditions. In addition, the liability is joint and several, which means that the EPA can seek the entire cost of cleaning up a site from one PRP, even if other PRPs were responsible for a substantial portion of the contamination. Some of the environmental laws intended to control or prevent pollution include the pollution control provisions of RCRA (controlling solid and hazardous wastes), the Clean Water Act (controlling discharge of pollutants into the waters of the United States) and the Clean Air Act (controlling emission of pollutants into the atmosphere). Proposed changes to or new environmental laws or regulations that could affect Lafarge are discussed in "Item 1. Business -- Environmental Matters" set forth in Part I of this Annual Report, which is incorporated herein by reference.

     To prevent, control and remediate environmental problems and maintain compliance with permitting requirements, the Company maintains an environmental program designed to monitor and control environmental matters. This program includes recruitment, training and retention of personnel experienced in environmental matters. Employees of the Company are responsible for identifying potential environmental issues and bringing these issues to the attention of management who are responsible for addressing environmental matters. If necessary, the Company engages outside consultants to determine an appropriate course of action and estimate the likely financial exposure presented by the environmental matter. The Company routinely reviews all of its properties to determine whether remediation is required, the adequacy of accruals for such remediation, the status of all remedial activities and whether improvements to the site are required to meet current and future permit or other requirements under the environmental laws.

     Currently, the Company is involved in only two Superfund remediations. At one site where the Company had been named a PRP the remedial activities are complete and long-term maintenance and monitoring are under way. Partial contribution has been obtained from financially viable parties, including the Company. The EPA will delist this site from the National Priority List in 1999. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against 47 other parties, including the Company. The Company also has been named a PRP at this site. The suit alleges that in 1969 a predecessor company of the Company sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and that numerous other large disposers of hazardous substances are associated with this site. Management of the Company believes that neither matter is material to the financial condition, results of operations or liquidity of the Company. In addition, the Company may be involved in certain environmental enforcement matters in both the U.S. and Canada. During the year ended December 31, 1998, no enforcement matters were initiated or resolved or are outstanding that have a material effect on the Company's financial statements.

     The Company records an environmental accrual when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The accruals recorded for environmental remediation are based on internal studies and estimates, including shared financial liability with other third parties. The accruals are adjusted if further information or additional studies indicate an adjustment may be warranted. The environmental accruals are the undiscounted estimate of the required remediation costs without offset of potential insurance or other claims. When the amount of insurance or third party recoveries become probable, those amounts are reflected as receivables in the financial statements. Insurance or third party recoveries, if any, are not netted against the accruals. The liabilities recorded for environmental obligations are not material to the financial statements of the Company. Although the Company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at December 31, 1998. However, management believes that the possibility of material liability in excess of the amounts included in the balance sheet is remote.

     Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of Company-owned assets, or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. For the years ended December 31, 1998, 1997 and 1996, total capital expenditures and remediation expenses incurred are not material to the financial position, results of operations or liquidity of the Company. However, the Company's expenditures for environmental matters have increased and are likely to increase in the future. Currently, proposed changes to or new environmental laws or regulations include: revisions to the EPA's Boiler and Industrial Furnaces regulations under RCRA; promulgation of new cement kiln dust management standards under RCRA; promulgation of final Clean Air Act maximum achievable control technology regulations governing air toxic emissions from cement plants; new permit requirements under Title V of the Clean Air Act which may affect the Company's cement, gypsum and waste-fuel operations; and U.S. Senate ratification and enactment of implementing legislation of the Kyoto Protocol which may require the Company to reduce CO(2) emissions. The Company cannot determine at this time whether capital expenditures or other remedial actions may be required to comply with these proposed changes, if implemented, or the effect such changes may have on the Company's financial statements. Because of different requirements in the environmental laws of the U.S. and

Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement-related activities and costs, the Company cannot determine at this time whether capital expenditures and other remedial actions that the Company may be required to undertake in the future will materially affect its financial position, results of operations or liquidity. With respect to known environmental contingencies, the Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

                     MANAGEMENT'S DISCUSSION OF CASH FLOWS

     The Consolidated Statements of Cash Flows summarize the Company's main sources and uses of cash. These statements show the relationship between the operations presented in the Consolidated Statements of Income and liquidity and financial resources depicted in the Consolidated Balance Sheets.

     The Company's liquidity requirements arise primarily from the funding of its capital expenditures, working capital needs, debt service obligations and dividends. The Company generally meets its operating liquidity needs through internal generation of cash except in the event of significant acquisitions. Short-term borrowings are generally used to fund seasonal operating requirements, particularly in the first two calendar quarters.

     The net cash provided by operations for each of the three years presented reflects the Company's net income adjusted for noncash items. Depreciation, depletion and amortization increased in 1998 due to goodwill amortization and depreciation associated with the Redland acquisition and other capital projects completed in 1997 and in 1998. Depreciation, depletion and amortization increased from 1996 to 1997 primarily due to the full year impact of the gypsum wallboard acquisition. The changes in working capital are discussed in Management's Discussion of Financial Position.

     Capital expenditures are expected to be approximately $450 million in 1999. The Company intends to invest in projects that maintain or improve the performance of its plants as well as in acquisition opportunities that will enhance the Company's competitive position in the U.S. and Canada. In September 1996 the Company acquired G-P Gypsum Corp.'s (a subsidiary of Georgia-Pacific Corporation) gypsum wallboard manufacturing plants in Buchanan, New York and Wilmington, Delaware. The Company is building cement plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri. The Richmond plant will cost approximately $110 million and is expected to be completed in 1999. The Sugar Creek plant and an underground limestone quarry are expected to cost approximately $140 million and to become operational in late 2000. On October 20, 1998 the Company completed the acquisition of a cement plant in Seattle, Washington and a limestone quarry in British Columbia from Holnam, Inc.

     On June 3, 1998, the Company consummated the acquisition of a number of construction materials businesses from Lafarge S.A., its majority shareholder, for $690 million in cash. This use of cash is reflected in the Consolidated Statements of Cash Flows as a repayment of a $690 million payable to Lafarge S.A., which was replaced in July 1998 with long-term senior notes with a face value of $650 million and proceeds, net of original issue discount, of $643 million. The interest expense on the debt associated with Redland will be approximately $12 million greater in 1999 compared with 1998.

     On January 27, 1999, the Company announced that it will build a $90 million gypsum wallboard manufacturing facility in Kentucky. Completion is scheduled for the second quarter of 2000.

     During 1998 and 1997, the Company's proceeds from the sale of nonstrategic assets, surplus land and other miscellaneous items totaled $22.9 million and $18.9 million, respectively. In August 1996, the Company sold two cement terminals on the Ohio River and in May 1996 the Company sold a sand and gravel operation in Pittsburgh, Pennsylvania.

     In December 1996, the Company redeemed all the $100 million outstanding 7 percent Convertible Debentures dated July 1, 1988.

     The Company has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and has a syndicated, committed, five-year revolving credit facility with nine participants totaling $300 million. At December 31, 1998, no amounts were outstanding under these credit facilities.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

     The Consolidated Balance Sheets summarize the Company's financial position at December 31, 1998 and 1997.

     Lafarge S.A., the majority stockholder of the Company, acquired Redland PLC in December 1997. The Company acquired Redland from Lafarge S.A. on June 3, 1998 for $690 million. Since the Company acquired Redland from its majority shareholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the Company. The accompanying Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 include the balance sheets of Redland.

     The Company is exposed to foreign currency exchange rate risk inherent in its Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in the Company's debt. As more fully described in the Notes to Consolidated Financial Statements, the Company primarily uses fixed rate debt instruments to reduce the risk of exposure to changes in interest rates and has used forward treasury lock agreements to hedge interest rate changes on anticipated debt issuances. The value reported for Canadian dollar denominated net assets decreased from December 31, 1997 as a result of a decline in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 1998, the U.S. dollar equivalent of a Canadian dollar was $0.65 versus $0.70 at December 31, 1997. Based on 1998 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, the consolidated net assets of the Company would change by approximately 3.7 percent and net income would change by approximately 4.4 percent. Liquidity is not materially impacted, however, since Canadian earnings are considered to be permanently invested in Canada.

     Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes ($10.6 million), increased $26.7 million from December 31, 1997 to December 31, 1998. Accounts receivable excluding an exchange rate impact of $10.6 million increased $18.2 million primarily due to higher levels of sales in November and December. The increase of $32.3 million in accounts payable and accrued liabilities is mainly due to the growth of the Company and the timing of purchases and payments.

     Net property, plant and equipment increased $104.7 million during 1998, primarily due to the acquisition of the Seattle cement plant and the modernization of the Richmond, British Columbia cement plant. Capital expenditures and acquisitions of fixed assets totaled $323.6 million. The excess of cost over net tangible assets of businesses acquired relates primarily to an acquisition in the U.S. and the acquisition of the Redland operations.

     The Company's capitalization, after considering the Redland acquisition, is summarized in the following table:

                                                               DECEMBER 31
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Long-term debt..............................................   30.2%     8.0%
Other long-term liabilities.................................   13.0%    18.1%
Shareholders' equity........................................   56.8%    73.9%
                                                              -----    -----
          Total capitalization..............................  100.0%   100.0%
                                                              =====    =====

     The decrease in shareholders' equity as a percentage of total capitalization is discussed in Management's Discussion of Shareholders' Equity. The increase in long-term debt is discussed in Management's Discussion of Cash Flows.

                MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

     The Consolidated Statements of Shareholders' Equity summarize the activity in each component of shareholders' equity for the three years presented. In 1998, shareholders' equity increased by $159.5 million, mainly from net income of $235.5 million and $10.6 million from the exercise of stock options. These were partially offset by an increase in foreign currency translation adjustments of $55.3 million (resulting from a 7 percent decrease in the value of the Canadian dollar relative to the U.S. dollar) and dividend payments, net of reinvestments, of $33.1 million.

     Shareholders' equity increased $145.1 million in 1997 due to net income of $182.0 million and $18.7 million from exercise of stock options partially offset by foreign currency translation adjustments of $34.0 million and dividend payments, net of reinvestments, of $23.0 million.

     Common equity interests include the Company's common stock, $1.00 par value per share ("Common Stock") and the Lafarge Canada Inc. Exchangeable Preference Shares ("Exchangeable Shares"), which are exchangeable into Common Stock of the Company and have comparable voting, dividend and liquidation rights. The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "LAF" and on the Toronto Stock Exchange and the Montreal Exchange. The Exchangeable Shares are traded on the Montreal Exchange and the Toronto Stock Exchange under the ticker symbol "LCI.PR.E."

     The Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income, defined as the total of net income and all other non-owner changes in equity (such as foreign currency translation adjustments), is reported on an annual basis in the Consolidated Statements of Comprehensive Income and Accumulated Other Comprehensive Income (accumulated foreign currency translation adjustments) is reported in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders' Equity.

     The following table reflects the range of high and low closing prices of Common Stock by quarter for 1998 and 1997 as quoted on the New York Stock
Exchange:

                                                                  QUARTERS ENDED
                                                     -----------------------------------------
                                                     MARCH       JUNE       SEPT.         DEC.
                                                      31          30         30            31
                                                     -----       ----       -----         ----
1998 Stock Prices
       High...................................        $39 1/16   $41 7/8     $39 13/16    $40 1/2
       Low....................................         29 7/8     35          27 1/2       24 5/16
1997 Stock Prices
       High...................................        $24 3/8    $25 7/8     $33          $33 9/16
       Low....................................         20 1/8     22 1/8      24 3/4       25 13/16

     Dividends are summarized in the following table (in thousands, except per share amounts):

                                                             YEARS ENDED DECEMBER 31
                                                       ------------------------------------
                                                        1998          1997           1996
                                                       -------       -------       --------
Common equity dividends.........................       $36,880       $30,019       $ 28,008
Less dividend reinvestments.....................        (3,736)       (7,010)       (15,843)
                                                       -------       -------       --------
Net cash dividend payments......................       $33,144       $23,009       $ 12,165
                                                       =======       =======       ========
Common equity dividends per share...............       $  0.51       $  0.42       $   0.40
                                                       =======       =======       ========

     The Company increased the quarterly dividend per share to $0.15 at its October 1998 Board of Directors meeting.

        MANAGEMENT'S DISCUSSION OF SELECTED CONSOLIDATED FINANCIAL DATA

     The information provided in Item 6. Selected Consolidated Financial Data highlights certain significant trends in the Company's financial condition and results of operations.

     The Company's net sales declined 6 percent in 1995 due to divestments, weak construction activity in Canada and poor weather in the fourth quarter relative to 1994, partially offset by higher cement prices. The Company's net sales increased 12 percent in 1996 due to higher product shipments and prices as well as the effect of acquisitions (in late 1995 and early 1996) in the construction materials operations. Net sales also improved from the entry into the gypsum wallboard business. Net sales in 1997 increased 10 percent mainly due to increased product shipments, higher cement and ready-mixed concrete prices, and the first full year of operations of the gypsum wallboard business. In 1998, net sales increased by 36 percent primarily due to the addition of the Redland operations as well as increased shipments and prices. See Management's Discussion of Income for additional details.

     Inflation rates in recent years have not been a significant factor in the Company's net sales or earnings growth. The Company continually attempts to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs. The Company competes with other suppliers of its products in all of its markets. The ability to recover increasing costs by obtaining higher prices for the Company's products varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

     Net cash provided by operations consists of net income (loss) adjusted primarily for depreciation and a restructuring provision and related payments in 1994. The Company is in a capital-intensive industry and as a result recognizes large amounts of depreciation. The Company has used its cash provided by operations to expand its markets, improve the performance of its plants and other operating equipment, and for the years prior to the Redland acquisition, to reduce debt.

     During 1998, the Company acquired Redland for $690.0 million. Since the acquisition was from the Company's majority shareholder, it was treated similar to a pooling of interests and Redland's balance sheet was consolidated with the Company's balance sheet at December 31, 1997, and Redland's operating results were consolidated with the Company for the full year 1998.

     Capital expenditures and acquisitions, excluding Redland, totaled $916.1 million over the past five years, which included: the purchase of two gypsum wallboard manufacturing facilities; a cement plant and related limestone quarry; cement plant projects to increase production capacity and reduce costs; the installation of receiving and handling facilities of substitute fuels and raw materials; the building and purchasing of additional distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the acquisition of ready-mixed concrete plants and aggregate operations; and the modernization of the construction materials mobile equipment fleet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is contained in "Management's Discussion of Financial Position" in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in Item 7 of Part II of this Annual Report and is incorporated herein by reference, and in the "Debt" note of Notes to Consolidated Financial Statements reported in Item 8 of Part II of this Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Report:
  Report of Independent Public Accountants, Arthur Andersen
     LLP....................................................   45

Consolidated Financial Statements:
  Consolidated Balance Sheets for the Years Ended December
     31, 1998 and 1997......................................   46
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................   47
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...........   48
  Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996...........   49
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................   50
  Notes to Consolidated Financial Statements................   51

Financial Statement Schedule:
  Schedule II -- Consolidated Valuation and Qualifying
     Accounts for the Years Ended December 31, 1998, 1997
     and 1996...............................................   72

  All other schedules are omitted because they are not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge Corporation:

     We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II in this Item 8 of Part II of the Annual Report is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
January 26, 1999

                      LAFARGE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
ASSETS
Cash and cash equivalents...................................  $  271,138   $  174,163
Short-term investments......................................      17,070      155,368
Receivables, net............................................     335,229      327,612
Inventories.................................................     247,944      233,972
Deferred tax assets.........................................      40,738       33,126
Other current assets........................................      25,772       25,205
                                                              ----------   ----------
          Total current assets..............................     937,891      949,446
Property, plant and equipment, net..........................   1,400,753    1,296,020
Excess of cost over net tangible assets of businesses
  acquired, net.............................................     353,548      335,487
Other assets................................................     212,605      193,898
                                                              ----------   ----------
          TOTAL ASSETS......................................  $2,904,797   $2,774,851
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  353,736   $  321,450
Income taxes payable........................................      16,681       35,364
Short-term borrowings and current portion of long-term
  debt......................................................      44,560       29,770
Payable to Lafarge S.A......................................          --      690,000
                                                              ----------   ----------
          Total current liabilities.........................     414,977    1,076,584
Long-term debt..............................................     751,151      135,243
Other long-term liabilities.................................     323,495      307,336
                                                              ----------   ----------
          Total Liabilities.................................   1,489,623    1,519,163
                                                              ----------   ----------
Common Equity
  Common stock ($1.00 par value; authorized 110.1 million
     shares; issued 67.4 and 65.3 million shares,
     respectively)..........................................      67,370       65,268
  Exchangeable shares (no par or stated value; authorized
     24.3 million shares; issued 4.9 and 6.4 million shares,
     respectively)..........................................      35,814       45,259
Additional paid-in capital..................................     672,555      649,082
Retained earnings...........................................     792,058      593,438
Accumulated other comprehensive income (loss)...............    (152,623)     (97,359)
                                                              ----------   ----------
          Total Shareholders' Equity........................   1,415,174    1,255,688
                                                              ----------   ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $2,904,797   $2,774,851
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except amounts per common equity share)

                                                                  YEARS ENDED DECEMBER 31
                                                        --------------------------------------------
                                                           1998             1997             1996
                                                        ----------       ----------       ----------
NET SALES........................................       $2,448,205       $1,806,351       $1,649,280
                                                        ----------       ----------       ----------
Costs and expenses
  Cost of goods sold.............................        1,798,986        1,335,206        1,251,886
  Selling and administrative.....................          216,829          160,963          151,442
  Amortization of goodwill.......................           17,586            3,748            2,996
  Other expense, net.............................            7,757            5,536            6,578
  Interest expense...............................           47,652           19,949           24,118
  Interest income................................          (20,429)         (13,285)         (10,068)
                                                        ----------       ----------       ----------
          Total costs and expenses...............        2,068,381        1,512,117        1,426,952
                                                        ----------       ----------       ----------
Earnings before income taxes.....................          379,824          294,234          222,328
Income taxes.....................................          144,324          112,258           81,462
                                                        ----------       ----------       ----------
NET INCOME.......................................       $  235,500       $  181,976       $  140,866
                                                        ==========       ==========       ==========
NET INCOME PER SHARE-BASIC.......................       $     3.27       $     2.56       $     2.02
                                                        ==========       ==========       ==========
NET INCOME PER SHARE-DILUTED.....................       $     3.24       $     2.54       $     1.95
                                                        ==========       ==========       ==========
DIVIDENDS PER SHARE..............................       $     0.51       $     0.42       $     0.40
                                                        ==========       ==========       ==========

                 See Notes to Consolidated Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                       YEARS ENDED DECEMBER 31
                                   ---------------------------------------------------------------
                                          1998                  1997                  1996
                                   -------------------   -------------------   -------------------
                                     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                                   ----------   ------   ----------   ------   ----------   ------
COMMON EQUITY INTERESTS
  COMMON STOCK
     Balance at January 1........  $   65,268   65,268   $   62,590   62,590   $   60,735   60,735
     Issuance of shares for:
       Dividend reinvestment
          plans..................          83       83          256      256          814      814
       Employee stock purchase
          plan...................          31       31           33       33           36       36
     Conversion of Exchangeable
       Shares....................       1,527    1,527        1,421    1,421          810      810
     Exercise of stock options...         461      461          968      968          195      195
                                   ----------   ------   ----------   ------   ----------   ------
     Balance at December 31......  $   67,370   67,370   $   65,268   65,268   $   62,590   62,590
                                   ==========   ======   ==========   ======   ==========   ======
  EXCHANGEABLE SHARES
     Balance at January 1........  $   45,259    6,409   $   53,817    7,764   $   58,311    8,501
     Issuance of shares for:
       Dividend reinvestment
          plans..................         966       29        1,035       40          827       45
       Employee stock purchase
          plan...................         172       25          180       26          190       28
     Conversion of shares........     (10,583)  (1,527)      (9,773)  (1,421)      (5,511)    (810)
                                   ----------   ------   ----------   ------   ----------   ------
     Balance at December 31......  $   35,814    4,936   $   45,259    6,409   $   53,817    7,764
                                   ==========   ======   ==========   ======   ==========   ======
ADDITIONAL PAID-IN CAPITAL
  Balance at January 1...........  $  649,082            $  615,993            $  593,310
  Issuance of Common Stock and/or
     Exchangeable Shares for:
       Dividend reinvestment
          plans..................       2,687                 5,719                14,203
       Employee stock purchase
          plan...................       1,923                 1,241                 1,154
  Conversion of Exchangeable
     Shares......................       9,056                 8,352                 4,701
  Exercise of stock options......      10,170                17,777                 2,625
  Other..........................        (363)                   --                    --
                                   ----------            ----------            ----------
  Balance at December 31.........  $  672,555            $  649,082            $  615,993
                                   ==========            ==========            ==========
RETAINED EARNINGS
  Balance at January 1...........  $  593,438            $  441,481            $  328,623
  Net income.....................     235,500               181,976               140,866
  Dividends -- common equity
     interests...................     (36,880)              (30,019)              (28,008)
                                   ----------            ----------            ----------
  Balance at December 31.........  $  792,058            $  593,438            $  441,481
                                   ==========            ==========            ==========
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance at January 1...........  $  (97,359)           $  (63,342)           $  (60,001)
  Foreign currency translation
     adjustments.................     (55,264)              (34,017)               (3,341)
                                   ----------            ----------            ----------
  Balance at December 31.........  $ (152,623)           $  (97,359)           $  (63,342)
                                   ==========            ==========            ==========
TOTAL SHAREHOLDERS' EQUITY.......  $1,415,174            $1,255,688            $1,110,539
                                   ==========            ==========            ==========

                 See Notes to Consolidated Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                  YEARS ENDED DECEMBER 31
                                                         ------------------------------------------
                                                           1998             1997             1996
                                                         --------         --------         --------
NET INCOME......................................         $235,500         $181,976         $140,866
  Foreign currency translation adjustments......          (55,264)         (34,017)          (3,341)
                                                         --------         --------         --------
COMPREHENSIVE INCOME............................         $180,236         $147,959         $137,525
                                                         ========         ========         ========

                 See Notes to Consolidated Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATIONS
  Net income..............................................  $ 235,500   $ 181,976   $ 140,866
  Adjustments to reconcile net income to net cash provided
     by operations
     Depreciation, depletion, and amortization............    156,782     106,304     100,507
     Provision for bad debts..............................      3,395       2,365         255
     Deferred income taxes................................     17,331       9,815       8,491
     Gain on sale of assets...............................     (2,964)     (6,038)     (4,085)
     Other noncash charges and credits, net...............     (9,948)      2,512        (156)
     Net change in operating working capital (see
       below)*............................................    (23,971)     39,052     (37,847)
                                                            ---------   ---------   ---------
NET CASH PROVIDED BY OPERATIONS...........................    376,125     335,986     208,031
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING
  Capital expenditures....................................   (224,353)   (123,970)   (124,790)
  Acquisitions............................................    (99,280)     (8,817)    (83,484)
  Redemptions (purchases) of short-term investments,
     net..................................................    138,298     (62,872)     (7,980)
  Proceeds from property, plant and equipment
     dispositions.........................................     22,910      18,947      29,126
  Other...................................................       (541)      7,110        (203)
                                                            ---------   ---------   ---------
NET CASH USED FOR INVESTING...............................   (162,966)   (169,602)   (187,331)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING
  Repayment of Lafarge S.A. payable.......................   (690,000)         --          --
  Issuance of senior notes, net of discount...............    643,464          --          --
  Other repayment of long-term debt.......................    (30,636)    (16,758)   (109,021)
  Issuance (repayment) of short-term borrowings, net......     14,730     (77,850)     77,850
  Issuance of equity securities, net......................     12,757      20,199       4,201
  Dividends, net of reinvestments.........................    (33,144)    (23,009)    (12,165)
  Financing costs and other...............................    (12,818)         --          --
                                                            ---------   ---------   ---------
NET CASH CONSUMED BY FINANCING............................    (95,647)    (97,418)    (39,135)
                                                            ---------   ---------   ---------
Effect of exchange rate changes...........................    (20,537)    (11,650)     (1,153)
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     96,975      57,316     (19,588)
CASH AND CASH EQUIVALENTS AT JANUARY 1....................    174,163     116,847     136,435
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31..................  $ 271,138   $ 174,163   $ 116,847
                                                            =========   =========   =========
*ANALYSIS OF CHANGES IN OPERATING WORKING CAPITAL ITEMS
  Receivables, net........................................  $ (18,217)  $  22,779   $ (20,015)
  Inventories.............................................    (16,566)     (7,692)     11,249
  Other current assets....................................       (822)     (2,287)        (97)
  Accounts payable and accrued liabilities................     28,789      19,262     (25,479)
  Income taxes payable....................................    (17,155)      6,990      (3,505)
                                                            ---------   ---------   ---------
NET CHANGE IN OPERATING WORKING CAPITAL...................  $ (23,971)  $  39,052   $ (37,847)
                                                            =========   =========   =========

                 See Notes to Consolidated Financial Statements

                      LAFARGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Lafarge Corporation, together with its subsidiaries ("Lafarge" or the "Company"), is North America's largest diversified supplier of construction materials. The Company's major operating subsidiary, Lafarge Canada Inc. ("LCI"), operates in Canada. The Company's core businesses are organized into three operating segments: the Cement Group; the Construction Materials Group; and Lafarge Gypsum. For information regarding the Company's operating segments and products, see the "Segment and Related Information" note herein.

     Lafarge operates in the U.S. and throughout Canada. The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge's wholly owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge, including the Company's outstanding Common Stock, par value $1.00 per share (the "Common Stock") and LCI's Exchangeable Preference Shares ("Exchangeable Shares").

     On June 3, 1998, the Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million. Redland produces and sells aggregates, ready-mixed concrete, asphalt and performs paving and related contracting services. Redland operates primarily in the U.S. and owns two quarry operations in Ontario, Canada.

ACCOUNTING AND FINANCIAL REPORTING POLICIES

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which the Company has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to prior years to conform to the 1998 presentation.

  Foreign Currency Translation

     The Company uses the U.S. dollar as its functional currency. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for this subsidiary are translated using the average exchange rate during the year. Foreign currency translation adjustments are included in "accumulated other comprehensive income
(loss)" in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders' Equity.

  Revenue Recognition

     Revenue from the sale of cement, concrete, concrete products, aggregates and gypsum wallboard is recorded when the products are shipped. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Derivative Financial Instruments

     The Company at times uses derivative financial instruments ("Derivatives") in order to hedge the impact of changes in interest rates. These Derivatives are not held or issued for trading purposes.

     The Company is a party to an interest rate swap contract ("Interest Swap") requiring the Company to make a fixed interest rate payment and to receive a floating interest rate payment from a commercial bank. This Interest Swap was transacted in order to hedge a portion of the Company's floating interest rate borrowings from significant changes in interest rates. The net difference in interest payments is recognized over the life of the Interest Swap as a component of "interest expense" in the Consolidated Statements of Income.

     The Company also enters into forward contracts used to hedge interest rate changes on anticipated debt issuances. The differentials to be received or paid under such contracts designated as forward interest rate hedges are recognized in income over the life of the associated debt as adjustments to interest expense.

  Cash and Cash Equivalents

     The Company considers liquid investments purchased with an original maturity of three months or less to be cash equivalents. Because of the short maturity, their carrying amounts approximate fair value.

  Short-Term Investments

     Short-term investments consist primarily of commercial paper with original maturities beyond three months and fewer than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily receivables, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry and the expected collectibility of overall receivables. The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

  Inventories

     Inventories are valued at lower of cost or market. The majority of the Company's U.S. cement inventories, other than maintenance and operating supplies, are stated at last-in, first-out ("LIFO") cost, and all other inventories are valued at average cost.

  Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from three years on light mobile equipment to 40 years on certain buildings. Land and mineral deposits include depletable raw material reserves with depletion recorded using the units-of-production method.

  Excess of Cost Over Net Tangible Assets of Businesses Acquired

     The excess of cost over fair value of net tangible assets of businesses acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 40 years. Goodwill related to Redland businesses

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

acquired will be amortized over lives averaging 27 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no impairment exists at December 31, 1998. The amortization recorded for 1998, 1997 and 1996 was $17.6 million, $3.7 million and $3.0 million, respectively. Accumulated amortization at December 31, 1998 and 1997 was $61.9 million and $44.3 million, respectively.

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

  Environmental Remediation Liabilities

     When the Company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the consolidated financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

  Research and Development

     The Company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.4 million, $7.2 million and $6.3 million for 1998, 1997 and 1996, respectively.

  Interest

     Interest of $3.6 million, $1.4 million and $1.2 million was capitalized in 1998, 1997 and 1996, respectively.

  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in 1998. Comprehensive income as presented in the Consolidated Statements of Comprehensive Income is defined as the total of net income and all other non-owner changes in equity (foreign currency translation adjustment in Lafarge's case).

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Net Income Per Common Equity Share

     The calculation of basic net income per common equity share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") which the Company adopted in 1997 and is based on the weighted average number of shares of Common Stock and the Exchangeable Shares outstanding in each period. The weighted average number of shares and share equivalents outstanding was (in thousands) 72,071, 71,128 and 69,783 in 1998, 1997 and 1996, respectively.

     The weighted average number of shares and share equivalents outstanding, assuming dilution, was (in thousands) 72,665, 71,695 and 74,377 in 1998, 1997 and 1996, respectively, and assumed conversion in 1996 of the Convertible Subordinated Debentures which were redeemed in December 1996.

  Accounting for Stock-Based Compensation

     The Company accounts for employee stock options using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company discloses the compensation cost based on the estimated fair value of the options at the grant dates.

  Accounting Pronouncements Not Yet Effective

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company must adopt this statement no later than January 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.

  Acquisitions

     Lafarge S.A., the majority stockholder of the Company, acquired Redland PLC in December 1997. Since the Company acquired Redland from its majority stockholder, the acquisition is accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, as of December 31, 1997, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the $690 million purchase price paid by the Company. The Company's consolidated balance sheets as of December 31, 1998 and 1997 include the balance sheets of Redland. The 1998 consolidated statements of income and cash flows include Redland, but the 1997 and 1996 consolidated statements of income and cash flows exclude Redland. A payable to Lafarge S.A. for $690 million was recorded as part of the acquisition. A portion of this payable ($40 million) was repaid in June 1998 and the balance of $650 million was financed in June 1998 with an interest-bearing short-term note to Lafarge S.A. This note was refinanced in July 1998 with long-term public debt.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Redland businesses acquired by the Company consist of Western Mobile Inc. of Denver, Colorado; Redland Genstar Inc. of Towson, Maryland; and the aggregate operations of Redland Quarries Inc. of Hamilton, Ontario. The operations acquired posted combined revenues of approximately $572 million in 1998.

     Redland is engaged in the production and sale of aggregates, asphalt, ready-mixed concrete, other concrete products and performs paving and related contracting services. Redland operates primarily in the U.S. and owns two quarry operations in Ontario, Canada. The primary U.S. markets are in the states of Colorado, New Mexico, Maryland and New York.

     The final allocation of the purchase price includes adjustments to the preliminary allocation primarily in the areas of property, plant and equipment, goodwill and deferred taxes. The final allocation, based on outside appraisals of the fair market value of Redland's net tangible assets as of December 31, 1997 is as follows (in thousands):

Current assets..............................................    $128,655
Property, plant and equipment, including $152,899 of mineral
  deposits..................................................     399,147
Goodwill (to be amortized over an average life of 27
  years)....................................................     327,815
Other long-term assets......................................      11,754
Current liabilities.........................................     (93,824)
Long-term debt..............................................      (2,906)
Other long-term liabilities.................................     (80,641)
                                                                --------
          Total.............................................    $690,000
                                                                ========

     The following unaudited 1997 pro forma financial information for the Company gives effect to the Redland acquisition as if Lafarge S.A. had purchased it on January 1, 1997 (in thousands except per share amounts). These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as depreciation and depletion on the revalued property, plant and equipment and amortization of goodwill. The pro forma results of operations are not necessarily indicative of the combined earnings and results of operations had the acquisition been completed at the beginning of 1997, nor is such information necessarily indicative of future results of operations.

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                -----------------
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 (UNAUDITED)
Pro-forma:
Net sales...................................................       $2,323,407
Net income..................................................       $  184,434
Net income per share -- Basic...............................       $     2.59
Net income per share -- Diluted.............................       $     2.57

     In September 1996, the Company acquired two gypsum wallboard plants, located in Buchanan, New York and Wilmington, Delaware.

     On October 20, 1998, the Company completed the acquisition from Holnam, Inc. of a cement plant in Seattle, Washington and a related limestone quarry operation located on Texada Island, British Columbia.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Trade and notes receivable..................................  $349,478    $342,760
Retainage on long-term contracts............................    13,602      12,933
Allowances..................................................   (27,851)    (28,081)
                                                              --------    --------
          Total receivables, net............................  $335,229    $327,612
                                                              ========    ========

INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Finished products...........................................  $129,838    $123,774
Work in process.............................................    10,878       8,483
Raw materials and fuel......................................    55,760      55,341
Maintenance and operating supplies..........................    51,468      46,374
                                                              --------    --------
          Total inventories.................................  $247,944    $233,972
                                                              ========    ========

     Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $64.1 million and $72.3 million at December 31, 1998 and 1997, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $4.4 million and $5.1 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                                   DECEMBER 31
                                                            -------------------------
                                                               1998          1997
                                                            -----------   -----------
Land and mineral deposits.................................  $   391,532   $   370,111
Buildings, machinery and equipment........................    1,973,392     1,914,491
Construction in progress..................................      184,748        79,345
                                                            -----------   -----------
Property, plant and equipment, at cost....................    2,549,672     2,363,947
Accumulated depreciation and depletion....................   (1,148,919)   (1,067,927)
                                                            -----------   -----------
          Total property, plant and equipment, net........  $ 1,400,753   $ 1,296,020
                                                            ===========   ===========

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Long-term receivables.......................................  $ 25,791   $ 20,328
Investments in unconsolidated companies.....................    22,913     22,301
Prepaid pension asset.......................................    93,519     92,900
Property held for sale......................................    19,510     24,042
Other.......................................................    50,872     34,327
                                                              --------   --------
          Total other assets................................  $212,605   $193,898
                                                              ========   ========

     Property held for sale represents land that is carried at the lower of cost or estimated net realizable value.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Trade accounts payable......................................  $123,063   $117,777
Accrued payroll expense.....................................    47,454     49,385
Bank overdrafts.............................................    21,266     10,076
Other accrued liabilities...................................   161,953    144,212
                                                              --------   --------
          Total accounts payable and accrued liabilities....  $353,736   $321,450
                                                              ========   ========

DEBT

     Debt consists of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Senior notes in the amounts of $250,000, $200,000 and
  $200,000, maturing in 2005, 2008 and 2013, respectively,
  bearing interest at fixed rates of 6.4 percent, 6.5
  percent and 6.9 percent, respectively, stated net of
  original issue discount. The average effective interest
  rate is 6.9 percent.......................................  $643,464   $     --
Medium-term notes maturing in various amounts between 1999
  and 2006, bearing interest at fixed rates which range from
  9.3 percent to 9.8 percent................................    93,500    122,000
Tax-exempt bonds maturing in various amounts between 1999
  and 2026, bearing interest at floating rates which range
  from 4.0 percent to 5.1 percent...........................    38,383     38,917
Short-term borrowings.......................................    14,730         --
Other.......................................................     5,634      4,096
                                                              --------   --------
     Subtotal...............................................   795,711    165,013
Less short-term borrowings and current portion of long-term
  debt......................................................   (44,560)   (29,770)
                                                              --------   --------
          Total long-term debt..............................  $751,151   $135,243
                                                              ========   ========

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The fair value of debt at December 31, 1998 and 1997, respectively, was approximately $819.7 million and $179.1 million compared with $795.7 million and $165.0 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the Company for debt of the same maturity.

     The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2003 are as follows (in thousands):

                                                           REPAYMENTS
                                                           ----------
1999.....................................................   $ 44,560
2000.....................................................   $ 34,841
2001.....................................................   $ 29,872
2002.....................................................   $ 15,194
2003.....................................................   $    620
Thereafter...............................................   $670,624

     The Company has a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At the end of 1998, no amounts were outstanding. The Company is required to pay annual commitment fees of 0.10 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

     In July 1998, the Company issued $650 million in long-term senior notes to finance the acquisition of Redland's U.S. operations. Proceeds from the issuance of these notes were used to repay the $650 million balance of the note payable to Lafarge S.A. on July 15, 1998. The all-in average cost of these notes including the original issue discount, a treasury lock hedge and all issuance costs is 6.9 percent. In order to hedge the risk of interest rate fluctuations, the Company entered into forward treasury lock agreements in May and June, 1998 totaling a notional $640 million. Losses on these agreements have been deferred and are being amortized over the life of the debt.

     The Company's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At December 31, 1998, the Company was in compliance with these requirements.

     At December 31, 1998, the Company maintained one $25 million (notional amount) Interest Swap contract which matures in 1999. As of December 31, 1998, it required the Company to pay a fixed rate of 8.7 percent in exchange for a floating rate receipt of 5.3 percent. Throughout 1998, outstanding floating interest rate borrowings exceeded the amount of this Interest Swap. Therefore, no mark-to-market provision was recorded during the year.

     The differences in swapped interest rates are paid every three months pursuant to the Interest Swap contract. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the contract, it does not anticipate nonperformance.

     Based on interest rates at December 31, 1998, the net termination cost for the Company to unwind its Interest Swap was approximately $0.4 million.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Deferred income taxes.......................................  $110,398   $111,969
Minority interests..........................................     6,058      6,252
Accrued postretirement benefit cost.........................   149,794    147,647
Accrued pension liability...................................    24,660     21,800
Other.......................................................    32,585     19,668
                                                              --------   --------
          Total other long-term liabilities.................  $323,495   $307,336
                                                              ========   ========

COMMON EQUITY INTERESTS

     Holders of Exchangeable Shares have voting, dividend and liquidation rights that parallel those of holders of the Company's Common Stock. The Exchangeable Shares may be converted to the Company's Common Stock on a one-for-one basis. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the Company's Common Stock. The Company has agreed not to pay dividends on its Common Stock without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

     At December 31, 1998, the Company had reserved for issuance approximately
6.7 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the Company's stock option program (7.8 million), employee stock purchase plan (0.6 million) and issuances pursuant to the Company's optional stock dividend plan (2.0 million).

OPTIONAL STOCK DIVIDEND PLAN

     The Company has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

STOCK OPTION AND PURCHASE PLANS

     At December 31, 1998, the Company maintained two stock-based compensation plans -- a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method described by SFAS

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows (in thousands except per share amounts):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          1998       1997       1996
                                                        --------   --------   --------
NET INCOME
  As reported.........................................  $235,500   $181,976   $140,866
  Pro forma...........................................  $232,567   $180,402   $139,803
BASIC EARNINGS PER SHARE
  As reported.........................................  $   3.27   $   2.56   $   2.02
  Pro forma...........................................  $   3.23   $   2.54   $   2.00
DILUTED EARNINGS PER SHARE
  As reported.........................................  $   3.24   $   2.54   $   1.95
  Pro forma...........................................  $   3.19   $   2.51   $   1.94

     The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

     Under the stock option plan, options to purchase shares of the Company's Common Stock have been granted to key employees and directors of the Company at option prices based on the market price of the securities at the date of grant. One-fourth of the employee options granted is exercisable at the end of each year following the date of grant. Director options are exercisable based on the length of a director's service on the Company's Board of Directors and become fully exercisable when a director has served on the Board for over four years. The options expire ten years from the date of grant.

     The fair value of each option grant is estimated on the date of grant for purposes of the pro forma disclosures shown above using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants made in 1998, 1997 and 1996, respectively: dividend yield of 1.45, 1.90 and 2.12 percent; expected volatility of 25.8, 26.0 and 37.0 percent; risk-free interest rates of 5.80, 6.47 and 5.65 percent; and expected lives of 5.4 for all three years.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on these dates is presented below:

                                                   YEARS ENDED DECEMBER 31
                               ---------------------------------------------------------------
                                      1998                  1997                  1996
                               -------------------   -------------------   -------------------
                                           AVERAGE               AVERAGE               AVERAGE
                                           OPTION                OPTION                OPTION
                                SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                               ---------   -------   ---------   -------   ---------   -------
Balance outstanding at
  January 1..................  1,984,050   $19.43    2,481,287   $17.87    2,319,837   $17.33
Options granted..............    843,500    33.98      541,000    21.43      492,000    18.88
Options exercised............   (471,250)   18.88     (967,612)   16.50     (194,925)   14.47
Options canceled.............    (22,500)   35.21      (70,625)   20.05     (135,625)   19.11
                               ---------   ------    ---------   ------    ---------   ------
Balance outstanding at
  December 31................  2,333,800   $24.74    1,984,050   $19.43    2,481,287   $17.87
                               =========   ======    =========   ======    =========   ======
Options exercisable at
  December 31................    839,725   $19.33      886,650   $18.35    1,452,937   $16.83
                               =========   ======    =========   ======    =========   ======
Weighted average fair value
  of options granted during
  the year...................              $10.32                $ 6.50                $ 6.65
                                           ======                ======                ======

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     As of December 31, 1998, the 2.3 million fixed stock options outstanding under the plans have an exercise price between $14.25 and $36.50 and a weighted average remaining contractual life of 7.38 years.

     The Company's employee stock purchase plan permits substantially all employees to purchase the Company's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1998, 56,000 shares were issued to employees under the plan at a share price of $22.28, and in 1997, 59,300 shares were issued at a share price of $19.24. At December 31, 1998 and 1997, $ 0.7 million was subscribed for future share purchases.

     NET INCOME PER COMMON EQUITY SHARE

            (FOR THE YEARS ENDED DECEMBER 31)
         (IN THOUSANDS EXCEPT PER SHARE AMOUNT)                       INCOME    SHARES
         --------------------------------------                       ------   ---------
1998
BASIC
  Net Income.............................................  $235,500   72,071     $3.27
                                                                                 =====
DILUTED
  Options................................................                594
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $235,500   72,665     $3.24
                                                           ========   ======     =====
1997
BASIC
  Net Income.............................................  $181,976   71,128     $2.56
                                                                                 =====
DILUTED
  Options................................................                567
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $181,976   71,695     $2.54
                                                           ========   ======     =====
1996
BASIC
  Net Income.............................................  $140,866   69,783     $2.02
                                                                                 =====
DILUTED
  Options................................................                309
  Add after tax interest expense applicable to
     convertible debentures..............................     4,153    4,285
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $145,019   74,377     $1.95
                                                           ========   ======     =====

     Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted earnings per common equity share assumed the exercise of stock options for all years presented and, in 1996, assumed conversion of the convertible debentures.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

INCOME TAXES

     Earnings before income taxes is summarized by country in the following table (in thousands):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          1998       1997       1996
                                                        --------   --------   --------
United States.........................................  $214,608   $151,634   $ 97,267
Canada................................................   165,216    142,600    125,061
                                                        --------   --------   --------
Earnings before income taxes..........................  $379,824   $294,234   $222,328
                                                        ========   ========   ========

     The provision for income taxes includes the following components (in thousands):

                                                           YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                          1998       1997      1996
                                                        --------   --------   -------
Current
  United States.......................................  $ 68,434   $ 46,012   $27,600
  Canada..............................................    58,559     56,431    45,371
                                                        --------   --------   -------
     Total current....................................   126,993    102,443    72,971
                                                        --------   --------   -------
Deferred
  United States.......................................    14,083     12,200     8,800
  Canada..............................................     3,248     (2,385)     (309)
                                                        --------   --------   -------
     Total deferred...................................    17,331      9,815     8,491
                                                        --------   --------   -------
          Total income taxes..........................  $144,324   $112,258   $81,462
                                                        ========   ========   =======

     The federal statute of limitations has closed for all U.S. income tax returns through 1994. The Company's Canadian federal tax liability for all taxation years through 1994 has been reviewed and finalized by Revenue Canada Taxation. During 1995, an agreement was reached with Revenue Canada Taxation related to the pricing of certain cement sales between the Company's operations in Canada and the U.S. Under the terms of the Canada-U.S. Income Tax Convention, the agreement has been submitted to the Competent Authorities of Canada and the U.S. and is subject to adjustment. The purpose of the Competent Authorities is to reach agreement for the elimination of double taxation that is not in accordance with the Convention.

     A reconciliation of taxes at the U.S. federal income tax rate to the Company's actual income taxes is as follows (in millions):

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                               1998     1997    1996
                                                              ------   ------   -----
Taxes at the U.S. federal income tax rate...................  $133.4   $103.0   $77.8
U.S./Canadian tax rate differential.........................     5.0      4.3     3.7
Canadian tax incentives.....................................   (10.4)    (8.8)   (8.0)
State and Canadian provincial income taxes, net of federal
  benefit...................................................    17.0     11.4     8.6
Other items.................................................    (0.7)     2.4    (0.6)
                                                              ------   ------   -----
Provision for income taxes..................................  $144.3   $112.3   $81.5
                                                              ======   ======   =====

     Deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Deferred tax assets:
  Reserves and other liabilities............................  $ 75,274   $ 73,226
  Other postretirement benefits.............................    59,553     60,074
  Tax loss carryforwards....................................     5,910      7,621
  Tax credit carryforwards..................................    18,994         69
                                                              --------   --------
Gross deferred tax assets...................................   159,731    140,990
Valuation allowance.........................................   (23,296)   (24,525)
                                                              --------   --------
Net deferred tax assets.....................................   136,435    116,465
                                                              --------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................   171,661    160,739
  Prepaid pension asset.....................................    28,743     28,168
  Other.....................................................     5,691      6,401
                                                              --------   --------
Gross deferred tax liabilities..............................   206,095    195,308
                                                              --------   --------
Net deferred tax liability..................................    69,660     78,843
Net deferred tax asset -- current...........................    40,738     33,126
                                                              --------   --------
Net deferred tax liability -- noncurrent....................  $110,398   $111,969
                                                              ========   ========

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized.

     At December 31, 1998, the Company had net operating loss and tax credit carryforwards of $14.7 million and $19.0 million, respectively. The net operating loss carryforwards are limited to use in varying annual amounts through 2006. The tax credit carryforwards are alternative minimum tax credits that have no expiration date.

     Deferred tax assets include approximately $9.2 million that represent the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending settlement between the U.S. and Canadian Competent Authorities as previously noted.

     At December 31, 1998, cumulative undistributed earnings of LCI were $893.6 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in Canada. The Company's management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

SEGMENT AND RELATED INFORMATION

     Lafarge adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and geographic areas.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Lafarge's two geographic areas consist of the United States and Canada for which it reports revenues and fixed assets.

     Revenues from the major products sold to external customers include: cement, ready-mixed concrete, aggregates, gypsum wallboard and other miscellaneous products.

     Operating segments are defined as components of an enterprise that engage in business activities which earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company's chief operating decision makers in order to allocate resources and assess performance.

     Lafarge's three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are the Cement Group, the Construction Materials Group and Lafarge Gypsum. The Cement Group produces portland, masonry and mortar cements, as well as slag, and distributes silica fume and fly ash. It also includes Systech Environmental Corporation, a subsidiary that supplies fuel-quality waste and raw materials to cement kilns. The Construction Materials Group produces and distributes construction aggregates, ready-mixed concrete, other concrete products (gravity and pressure pipe, precast structures, pavers and masonry units), asphalt and constructs and paves roads. Lafarge Gypsum produces wallboard for the commercial and residential construction sectors.

     The accounting policies of the operating segments are described in the summary of significant accounting policies. Lafarge evaluates operating performance based on profit or loss from operations before the following items: other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

     Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

                                                                1998       1997       1996
                                                              --------   --------   --------
Revenue:
  Cement
    Revenues from external customers........................  $1,005.8   $  932.0   $  879.8
    Intersegment revenues...................................     117.9      118.5      116.4
  Construction Materials
    Revenues from external customers........................   1,340.0      782.3      745.5
    Intersegment revenues...................................       2.3        3.1        4.5
  Gypsum
    Revenues from external customers........................     102.4       92.1       24.0
  Eliminations..............................................    (120.2)    (121.6)    (120.9)
                                                              --------   --------   --------
         Total revenue......................................  $2,448.2   $1,806.4   $1,649.3
                                                              ========   ========   ========

                                                                1998       1997       1996
                                                              --------   --------   --------
Income from operations:
  Cement (a)................................................  $  288.7   $  258.8   $  224.9
  Construction Materials (a)................................     171.3       80.0       59.9
  Gypsum (a)................................................      20.0       13.2        2.4
  Corporate and other.......................................     (73.0)     (51.1)     (50.8)
                                                              --------   --------   --------
Earnings before interest and income taxes...................  $  407.0   $  300.9   $  236.4
Interest expense, net.......................................     (27.2)      (6.7)     (14.1)
                                                              --------   --------   --------
Earnings before income taxes................................  $  379.8   $  294.2   $  222.3
                                                              ========   ========   ========

---------------
(a) Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
Assets:
  Cement...............................................  $  956.4   $  795.2   $  777.0
  Construction Materials...............................   1,095.3    1,136.6      615.6
  Gypsum...............................................      70.6       71.8       70.7
  Corporate, Redland goodwill and other................     782.5      771.3      349.7
                                                         --------   --------   --------
          Total assets.................................  $2,904.8   $2,774.9   $1,813.0
                                                         ========   ========   ========
Capital expenditures:
  Cement...............................................  $  146.3   $   74.2   $   74.5
  Construction Materials...............................      66.3       43.6       47.0
  Gypsum...............................................       3.0        3.3        0.1
  Corporate and other..................................       8.7        2.9        3.2
                                                         --------   --------   --------
          Total capital expenditures...................  $  224.3   $  124.0   $  124.8
                                                         ========   ========   ========
Depreciation, depletion and amortization:
  Cement...............................................  $   66.2   $   59.9   $   58.6
  Construction Materials...............................      71.6       39.9       39.3
  Gypsum...............................................       4.6        4.3        1.2
  Corporate and goodwill amortization..................      14.4        2.2        1.4
                                                         --------   --------   --------
          Total depreciation, depletion and
            amortization...............................  $  156.8   $  106.3   $  100.5
                                                         ========   ========   ========

     Information concerning product information was as follows (in millions):

                                                           1998       1997       1996
                                                         --------   --------   --------
Revenues from external customers:
  Cement...............................................  $1,005.8   $  932.0   $  879.8
  Ready-mixed concrete.................................     535.9      373.8      340.9
  Aggregates...........................................     307.8      130.0      132.9
  Gypsum wallboard.....................................     102.4       92.1       24.0
  Other miscellaneous products.........................     496.3      278.5      271.7
                                                         --------   --------   --------
          Total revenues...............................  $2,448.2   $1,806.4   $1,649.3
                                                         ========   ========   ========

No single customer represented more than 10 percent of Lafarge's revenues.

     Information concerning principal geographic areas was as follows (in millions):

                                         1998                      1997                 1996
                                -----------------------   -----------------------   ------------
                                                FIXED                     FIXED
                                NET REVENUES    ASSETS    NET REVENUES    ASSETS    NET REVENUES
                                ------------   --------   ------------   --------   ------------
United States.................    $1,700.3     $  937.5     $1,036.9     $  884.9     $  942.9
Canada........................       747.9        463.3        769.5        411.1        706.4
                                  --------     --------     --------     --------     --------
          Total...............    $2,448.2     $1,400.8     $1,806.4     $1,296.0     $1,649.3
                                  ========     ========     ========     ========     ========

Net revenues exclude intersegment revenues.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities included the issuance of 112,000, 296,000 and 859,000 common equity shares on the reinvestment of dividends totaling $3.7 million, $7.0 million and $15.8 million in 1998, 1997 and 1996, respectively. The cash paid for acquisitions does not reflect the business combination with Redland since it was accounted for similar to a pooling of interests. The December 31, 1997 balance sheet included the $690 million liability to Lafarge S.A. as part of the Redland transaction. The Company refinanced this loan through a $650 million public debt issuance in 1998, and paid the remaining balance in cash.

     Cash paid during the year for interest and income taxes is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31
                                                          ----------------------------
                                                            1998      1997      1996
                                                          --------   -------   -------
Interest................................................  $ 40,435   $20,415   $17,595
Income taxes (net of refunds)...........................  $152,945   $93,045   $74,188
                                                          ========   =======   =======

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

     For 1998 and 1997, the assumed settlement interest rates for pension plans and other postretirement benefits were 6.75 and 7.0 percent, respectively, for the Company's U.S. plans and 6.25 and 6.75 percent, respectively, for the Canadian plans. For 1998 and 1997, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations was 4.0 and 4.5 percent, respectively, for the Company's U.S. plans and 3.5 and 4.25 percent, respectively, for the Canadian plans. The benefit multiplier increase rate was 2.0 percent for the Company's U.S. hourly plans and 4.5 percent for the Canadian hourly plans. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was 9.0 percent for each year presented.

     The Company provides certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in the U.S. and Canada. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree's health care benefit coverage is coordinated in Canada with Provincial Health and Insurance Plans and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by the Company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     In Canada, both salaried and nonsalaried employees are generally eligible for postretirement life insurance benefits. In the U.S., postretirement life insurance is provided for a number of hourly employees as stipulated in their hourly bargained agreements but it is not provided for salaried employees except those of certain acquired companies.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 9.1 percent, decreasing to 5.5 percent over nine years. For post-65 retirees in the U.S., the assumed rate was 7.3 percent, decreasing to 5.5 percent over nine years with a Medicare assumed rate for the same group of 6.8 percent, decreasing to 5.5 percent over nine years. For post-65 retirees in Canada the assumed rate was 8.8 percent, decreasing to 5.5 percent over nine years.

     The following table summarizes the consolidated funded status of the Company's defined benefit retirement plans and other postretirement benefits and provides a reconciliation to the consolidated prepaid pension asset, accrued pension liability and accrued postretirement benefit cost recorded on the Company's Consolidated Balance Sheets at December 31, 1998 and 1997 (in millions).

                                                PENSION BENEFITS            OTHER BENEFITS
                                            ------------------------   -------------------------
                                             1998     1997     1996     1998      1997     1996
                                            ------   ------   ------   -------   -------   -----
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
  Prepaid pension asset...................  $ 93.5   $ 92.9            $    --   $    --
  Accrued pension liability...............   (24.6)   (21.8)            (149.8)   (147.6)
                                            ------   ------            -------   -------
  Net amount recognized at December 31....  $ 68.9   $ 71.1            $(149.8)  $(147.6)
                                            ======   ======            =======   =======
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost............................  $ 15.7   $ 10.7   $  9.7   $   2.1   $   1.6   $ 1.4
  Interest cost...........................    34.1     28.9     28.5       9.5       8.0     7.7
  Expected return on plan assets..........   (45.4)   (37.5)   (35.9)       --        --      --
  Amortization of prior service cost......     1.3      1.4      1.2      (0.6)     (0.6)   (0.6)
  Amortization of transition asset........    (1.4)    (1.2)    (1.6)       --        --      --
  Amortization of actuarial (gain) or
     loss.................................     4.0      3.4      2.7       0.1      (0.2)   (0.5)
  Settlement gain.........................    (0.1)      --       --        --        --      --
                                            ------   ------   ------   -------   -------   -----
NET PERIODIC PENSION COST.................     8.2      5.7      4.6      11.1       8.8     8.0
DEFINED CONTRIBUTION PLAN COST............     4.2      3.8      3.8        --        --      --
                                            ------   ------   ------   -------   -------   -----
NET RETIREMENT COST.......................  $ 12.4   $  9.5   $  8.4   $  11.1   $   8.8   $ 8.0
                                            ======   ======   ======   =======   =======   =====

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                           PENSION BENEFITS          OTHER BENEFITS
                                                          ------------------      --------------------
                                                           1998        1997        1998         1997
                                                          ------      ------      -------      -------
CHANGE IN BENEFIT OBLIGATION
  Projected benefit obligation at January 1.........      $514.3      $397.6      $ 141.7      $ 107.8
     Exchange rate changes..........................       (18.0)      (13.9)        (1.5)        (0.9)
     Service cost...................................        15.7        10.7          2.1          1.6
     Interest cost..................................        34.1        28.9          9.5          8.0
     Employee contributions.........................         1.5         1.5           --           --
     Plan amendments................................         2.1          --           --           --
     Acquisitions...................................          --        81.1           --         21.2
     Curtailment....................................        (0.1)         --           --           --
     Settlement.....................................        (0.6)         --           --           --
     Benefits paid..................................       (34.9)      (30.6)        (7.7)        (6.4)
     Actuarial loss.................................        15.3        39.0          6.8         10.4
                                                          ------      ------      -------      -------
PROJECTED BENEFIT OBLIGATION AT DECEMBER 31.........       529.4       514.3        150.9        141.7
                                                          ------      ------      -------      -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1............       598.3       474.1
     Exchange rate changes..........................       (15.0)       (8.3)
     Actual return on plan assets...................        63.9        78.0
     Acquisitions...................................          --        82.5
     Employer contributions.........................         2.3         1.7
     Employee contributions.........................         1.6         1.4
     Benefits paid..................................       (34.9)      (30.6)
     Settlement.....................................        (0.6)         --
     Administrative expenses........................        (0.8)       (0.5)
                                                          ------      ------
FAIR VALUE OF PLAN ASSETS AT DECEMBER 31............       614.8       598.3
                                                          ------      ------
RECONCILIATION OF PREPAID (ACCRUED) BENEFIT COST
     Funded status..................................        85.4        84.0       (150.9)      (141.7)
     Exchange rate changes..........................          --          --         (0.2)        (0.1)
     Unrecognized actuarial (gain) or loss..........       (23.8)      (18.2)         3.7         (2.7)
     Unrecognized transition asset..................        (3.4)       (5.0)          --           --
     Unrecognized prior service cost................        10.7        10.3         (2.4)        (3.1)
                                                          ------      ------      -------      -------
PREPAID (ACCRUED) BENEFIT COST AT DECEMBER 31.......      $ 68.9      $ 71.1      $(149.8)     $(147.6)
                                                          ======      ======      =======      =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $43.1 million, $39.0 million and $8.2 million, respectively, as of December 31, 1998 and $41.4 million, $37.6 million and $8.2 million, respectively, as of December 31, 1997.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $4.5 million, $4.0 million and $3.7 million for 1998, 1997 and 1996, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

     The defined contribution plans' cost in the preceding table relate to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of these plans, the Company matches a portion of each participant's contribution.

     The net retirement costs were $12.4 million, $9.5 million and $8.4 million for each of the years ended December 31, 1998, 1997 and 1996, respectively for the Company's pension plans and $11.1 million, $8.8 million and $8.0 million for 1998, 1997 and 1996, respectively, for the Company's other postretirement benefit plans.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (stated in millions of dollars):

                                                                    ONE-PERCENTAGE-POINT
                                                                   -----------------------
                                                                   INCREASE       DECREASE
                                                                   --------       --------
Increase (decrease) in postretirement benefit obligation at
  December 31, 1998.........................................         13.9          (12.8)
Increase (decrease) in the total of service and interest
  cost components for 1998..................................          1.2           (1.1)

COMMITMENTS AND CONTINGENCIES

     The Company leases certain land, buildings and equipment. Total rental expenses under operating leases were $15.7 million, $14.9 million and $15.1 million for each of the three years ended December 31, 1998, 1997 and 1996, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 1998. Such payments total $86.2 million.

                                                       YEARS ENDING DECEMBER 31
                                          --------------------------------------------------
                                          1999    2000    2001    2002    2003   LATER YEARS
                                          -----   -----   -----   -----   ----   -----------
Operating leases........................  $13.7   $11.8   $10.0   $10.2   $7.9      $32.6

     The Company self-insures for workers' compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

     In 1992, the Company's Canadian subsidiary, LCI, along with the Bertrand & Frere Construction Company Limited and others, became a defendant in lawsuits instituted in the Ontario (Canada) Court (General Division) arising from claims brought by building owners, the Ontario New Home Warranty Program and other plaintiffs regarding alleged defective concrete, fly ash and cement used in defective footings, foundations and floors. The damages claimed total more than Canadian $65 million. The amount of LCI's liability, if any, in these lawsuits is uncertain. LCI has denied liability and is defending the lawsuits vigorously. LCI has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and the hearing was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected in 1999. LCI believes that it has insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     On August 26, 1996, the Company, among others, was named in two similar lawsuits brought in the District Courts of Starr and Duval counties in Texas by plaintiffs alleging exposure to toxic substances. The plaintiffs alleged negligence, gross negligence, and products and strict liability and sought, among other things, both past and future damages, exemplary damages and cost of the suit in an unspecified amount. After extensive discovery and motion practice in these two cases, the plaintiffs in both cases have agreed to dismiss their claims without prejudice.

     Currently, the Company is involved in two remediations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site where the Company had been named a potentially responsible party ("PRP"), the remedial activities are complete, long-term maintenance and monitoring are under way, and partial contribution has been obtained from financially viable parties, including the Company. The United States Environmental Protection Agency ("EPA") will delist this site from the National Priority List in 1999. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against some 47 other parties including the Company. The Company also has been named a PRP at this site. The suit alleges that in 1969 a predecessor company of the Company sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. Management believes that neither matter is material to the financial condition, results of operations or liquidity of the Company.

     When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 1998, 1997 and 1996, the liabilities recorded for environmental obligations are not material to the financial statements of the Company. Although the Company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at December 31, 1998. However, management has concluded that the possibility of material liability in excess of the amounts reported in the December 31, 1998 Consolidated Balance Sheet is remote.

     In the ordinary course of business, the Company is involved in certain other legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all legal and environmental matters will be resolved without material adverse impact to the Company's financial condition, results of operations or liquidity.

     The Year 2000 issue resulted from programmers writing software codes that used two digits instead of four to represent the year. Before, on or after December 31, 1999, computers and software may incorrectly assume that the year is "1900" rather than "2000," which could lead to systems failures and disruptions. In addition, the Year 2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. It is difficult to predict the impact of such failures and disruptions. Moreover, companies must consider not only their own products and computer systems, but also the Year 2000 readiness of any third parties, including vendors, suppliers and customers. Due to the uncertain nature of Year 2000 issues and their impact on all entities, it is not possible to fully assess the likelihood or magnitude of consequences of Year 2000 issues or the impact of reliance on any third parties.

RELATED PARTY TRANSACTIONS

     The Company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

expenses accrued for these services were $6.1 million, $6.3 million and $5.7 million during 1998, 1997 and 1996, respectively. In addition, the Company purchases various products from Lafarge S.A. which were $60.6 million, $52.5 million and $52.1 million in 1998, 1997 and 1996, respectively. All transactions with Lafarge S.A. were conducted on an arms-length basis.

     Lafarge S.A. reinvested a portion of dividends it was entitled to receive on the Company's Common Stock and Exchangeable Shares during 1997 and 1996. These reinvestments totaled $3.9 million and $13.2 million, respectively.

SUBSEQUENT EVENT

     Subsequent to year-end the Company finalized its decision to build a $90 million gypsum wallboard manufacturing facility in Silver Grove, Kentucky, near Cincinnati. Completion of the plant with 900 million square feet of annual capacity is expected during the first half of the year 2000. Its primary raw material requirements will be met using recycled materials including synthetic gypsum, a byproduct from the Zimmer power plant, owned by Cinergy Corp. in nearby Moscow, Ohio.

QUARTERLY DATA (UNAUDITED)

     The following table summarizes financial data by quarter for 1998 and 1997 (in millions, except per share information):

                                                 FIRST    SECOND   THIRD   FOURTH   TOTAL
                                                 ------   ------   -----   ------   ------
1998
Net sales......................................  $  335   $ 675    $ 810   $ 628    $2,448
Gross profit...................................       1     201      267     180       649
Net income (loss)..............................     (39)     85      124      66       236
Net income (loss) per common equity share (a)
  Basic........................................   (0.55)   1.18     1.71    0.92      3.27
  Diluted......................................   (0.55)   1.17     1.70    0.91      3.24
                                                 ======   =====    =====   =====    ======
1997
Net sales......................................  $  244   $ 477    $ 612   $ 473    $1,806
Gross profit (loss)............................     (11)    143      202     137       471
Net income (loss)..............................     (34)     60       97      59       182
Net income (loss) per common equity share (a)
  Basic........................................   (0.48)   0.84     1.36    0.83      2.56
  Diluted......................................   (0.48)   0.84     1.35    0.82      2.54
                                                 ======   =====    =====   =====    ======

------------------------
(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

                                                                     SCHEDULE II

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1998, 1997, 1996
                                 (IN THOUSANDS)

                                                       ADDITIONS         DEDUCTIONS
                                                       ---------   -----------------------
                                                                   FROM RESERVE
                                                                   FOR PURPOSES
                                         BALANCE AT    CHARGE TO    FOR WHICH
                                        BEGINNING OF   COST AND    RESERVE WAS     OTHER     BALANCE AT END
             DESCRIPTIONS                   YEAR       EXPENSES      CREATED        (1)         OF YEAR
             ------------               ------------   ---------   ------------   --------   --------------
Reserve applicable to current
  receivable
  For doubtful accounts:
     1998.............................    $24,899       $ 3,395      $ (3,328)    $  (347)      $24,619
     1997.............................    $18,793       $ 2,365      $ (3,177)    $ 6,918(2)    $24,899
     1996.............................    $20,685       $   255      $ (2,108)    $   (39)      $18,793
  For cash and other discounts:
     1998.............................    $ 3,182       $41,107      $(40,025)    $(1,032)      $ 3,232
     1997.............................    $ 3,750       $37,147      $(36,786)    $  (929)      $ 3,182
     1996.............................    $ 3,542       $30,909      $(30,583)    $  (118)      $ 3,750

---------------
(1) Primarily foreign currency translation adjustments.

(2) Includes $7,299 of allowance for doubtful accounts at December 31, 1997 related to the acquisition of Redland.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The section captioned "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section captioned "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the Company, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections captioned "Voting Securities," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders set forth certain information with respect to the ownership of the Company's Voting Securities, and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections captioned "Executive Compensation -- Compensation Committee Interlocks and Insider Participation," "Executive Compensation -- Indebtedness of Management" and "Executive Compensation -- Transactions with Management and Others" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the Company, and are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS -- The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

         2. FINANCIAL STATEMENT SCHEDULES -- The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Report:
  Report of Independent Public Accountants, Arthur Andersen
     LLP....................................................   45
Consolidated Financial Statements:
  Consolidated Balance Sheets for the Years Ended December
     31, 1998 and 1997......................................   46
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................   47
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...........   48
  Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996...........   49
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................   50
  Notes to Consolidated Financial Statements................   51
Financial Statement Schedule:
  Schedule II -- Consolidated Valuation and Qualifying
     Accounts for the Years Ended December 31, 1998, 1997
     and 1996...............................................   72
  All other schedules are omitted because they are not
     applicable.

         3. EXHIBITS -- The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   2.1    Stock Purchase Agreement dated June 3, 1998 among Redland
          International Limited, the Company and Lafarge S.A.
          [incorporated by reference to Exhibit 2.1 to the Form 8-K
          filed by the Company with the Securities and Exchange
          Commission on June 18, 1998].
   2.2    Acquisition Agreement dated June 3, 1998 among Redland
          Quarries Inc., Lafarge Canada Inc. and Lafarge S.A.
          [incorporated by reference to Exhibit 2.2 to the Form 8-K
          filed by the Company with the Securities and Exchange
          Commission on June 18, 1998].
   3.1    Articles of Amendment and Restatement of the Company, filed
          May 29, 1992 [incorporated by reference to Exhibit 3.1 to
          the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].
  *3.2    Amended By-Laws of the Company, amended on February 9, 1999.
   4.1    Form of Indenture dated as of October 1, 1989 between the
          Company and Citibank, N.A., as Trustee, relating to $250
          million of debt securities of the Company [incorporated by reference to Exhibit 4.1 to the Registration Statement on
          Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3,
          1989].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   4.2    Form of Fixed Rate Medium-Term Note of the Company
          [incorporated by reference to Exhibit 4.2 to the
          Registration Statement on Form S-3 (Registration No.
          33-31333) of the Company, filed with the Securities and
          Exchange Commission on October 3, 1989].
   4.3    Instruments with respect to long-term debt which do not
          exceed 10 percent of the total assets of the Company and its consolidated subsidiaries have not been filed. The Company agrees to furnish a copy of such instruments to the
          Commission upon request.
   9.1    Trust Agreement dated as of October 13, 1927 among Canada
          Cement Company Limited, Montreal Trust Company, Henry L.
          Doble and Alban C. Bedford-Jones, as amended (composite
          copy) [incorporated by reference to Exhibit 10.5 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the Company, filed with the Securities and
          Exchange Commission on March 21, 1983].
   9.2    Amendment dated June 10, 1983 to Trust Agreement filed as
          Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the
          Registration Statement of Form S-1 (Registration No.
          2-86589) of the Company, filed with the Securities and
          Exchange Commission on September 16, 1983].
  10.1    Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Company, Canada Cement Lafarge, Lafarge Coppee and
          Montreal Trust Company, as trustee [incorporated by
          reference to Exhibit 10.1 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the Company, filed with the Securities and
          Exchange Commission on May 5, 1983]. Canada Cement Lafarge
          changed its name in 1988 to Lafarge Canada Inc. Lafarge
          Coppee changed its name in 1995 to Lafarge S.A.
  10.2    Guarantee Agreement dated as of May 1, 1983 between the
          Company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration
          Statement of Form S-1 (Registration No. 2-82548) of the
          Company, filed with the Securities and Exchange Commission on May 5, 1983].
  10.3    Special Surface Lease dated as of August 1, 1954 between the
          Province of Alberta and Canada Cement Lafarge, as amended
          [incorporated by reference to Exhibit 10.7 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the Company, filed with the Securities and
          Exchange Commission on March 21, 1983].
 +10.4    Director Fee Deferral Plan of the Company [incorporated by reference to Exhibit 10.21 to the Registration Statement on
          Form S-1 (Registration No. 2-86589) of the Company, filed
          with the Securities and Exchange Commission on September 16,
          1983].
 +10.5    1993 Stock Option Plan of the Company, as amended and
          restated February 7, 1995 [incorporated by reference to
          Exhibit 10.5 to the Annual Report on Form 10-K filed by the
          Company for the fiscal year ended December 31, 1997].
 +10.6    1983 Stock Option Plan of the Company, as amended and
          restated May 2, 1989 [incorporated by reference to Exhibit
          28 to the Company's report on Form 10-Q for the quarter
          ended June 30, 1989].
  10.7    Optional Stock Dividend Plan of the Company [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1987].
 +10.8    Director Fee Deferral Plan of General Portland, assumed by the Company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by
          General Portland for the fiscal year ended December 31,
          1980].
  10.9    Option Agreement for Common Stock dated as of November 1,
          1993 between the Company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1993].
 +10.10   Deferred Compensation Program of Canada Cement Lafarge
          [incorporated by reference to Exhibit 10.57 to Amendment No.
          1 to the Registration Statement on Form S-1 (Registration
          No. 2-86589) of the Company, filed with the Securities and
          Exchange Commission on November 23, 1983].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.11   Agreement dated November 8, 1983 between Canada Cement
          Lafarge and Standard Industries Ltd. [incorporated by
          reference to Exhibit 10.58 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-86589) of the Company, filed with the Securities and
          Exchange Commission on November 23, 1983].
  10.12   Stock Purchase Agreement dated September 17, 1986 between
          the Company and Lafarge Coppee, S.A. [incorporated by
          reference to Exhibit B to the Company's report on Form 10-Q for the quarter ended September 30, 1986].
  10.13   Cost Sharing Agreement dated December 2, 1988 between
          Lafarge Coppee, LCI and the Company relating to expenses for research and development, strategic planning and human
          resources and communication techniques [incorporated by
          reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1988].
  10.14   Royalty Agreement dated December 2, 1988 between Lafarge
          Coppee, LCI and the Company relating to access to the
          reputation, logo and trademarks of Lafarge Coppee
          [incorporated by reference to Exhibit 10.43 to the Annual
          Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].
  10.15   Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].
 +10.16   Description of Nonemployee Director Retirement Plan of the
          Company, effective January 1, 1989 [incorporated by
          reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1989].
  10.17   Reimbursement Agreement dated January 1, 1990 between
          Lafarge Coppee and the Company relating to expenses for
          Strategic Planning and Communication techniques
          [incorporated by reference to Exhibit 10.41 to the Annual
          Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].
  10.18   Form of Revolving Credit Facility Agreements, dated as of
          September 1, 1994, among the Company and nine separate
          banking institutions [incorporated by reference to Exhibit
          10.27 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].
  10.19   Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit
          10.31 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].
  10.20   Amendments dated June 1 and August 1, 1996 to Revolving
          Credit Facility Agreements among the Company and six
          separate banking institutions filed as Exhibit 10.18
          [incorporated by reference to Exhibit 10.20 to the Annual
          Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1996].
  10.21   Cost Sharing Agreement dated January 2, 1996 between Lafarge
          Materiaux de Specialities and the Company related to costs of a new unit established for researching potential
          profitable markets for their respective products in North
          America [incorporated by reference to Exhibit 10.21 to the
          Annual Report on Form 10-K filed by the Company for the
          fiscal year ended December 31, 1996].
  10.22   Marketing and Technical Assistance Agreement dated October
          1, 1996 between Lafarge S.A. and the Company related to
          research and development, marketing, strategic planning,
          human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit
          10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1996].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 +10.23   Consulting Agreement between the Company and Robert Murdoch dated October 1, 1997 [incorporated by reference to Exhibit
          10.23 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1997].
 +10.24   1998 Stock Option Plan of the Company [incorporated by
          reference to Exhibit 4.1 to the Registration Statement on
          Form S-8 (Regulation No. 333-65897) of the Company, filed
          with the Securities and Exchange Commission on October 20,
          1998].
 *10.25   Credit Agreement dated as of December 8, 1998 between the
          Company and nine separate banking institutions.
+*10.26   Amendment dated August 1, 1998 to Nonemployee Director
          Retirement Plan of the Company filed as Exhibit 10.16.
 *11      Statement regarding computation of net income per common
          equity share.
 *21      Subsidiaries of the Company.
 *23      Consent of Arthur Andersen LLP, independent public
          accountants.
 *27      Financial Data Schedule.

---------------
 * Filed herewith

 + Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report.

     (b) Reports on Form 8-K.

         A Form 8-K/A was filed by the Company on October 2, 1998, to amend the Form 8-K, dated June 3, 1998. The Form 8-K/A was filed to discuss and present Lafarge Corporation's financial statements updated for the acquisition of certain Redland PLC businesses in North America from Lafarge S.A. for $690 million.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          LAFARGE CORPORATION

                                          By: /s/ LARRY J. WAISANEN
                                            ------------------------------------
                                                     LARRY J. WAISANEN
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

Date:  March 29, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                 SIGNATURE                                   TITLE                        DATE
                 ---------                                   -----                        ----
            /s/ JOHN M. PIECUCH              President and Chief Executive Officer   March 29, 1999
-------------------------------------------              and Director
              JOHN M. PIECUCH

           /s/ LARRY J. WAISANEN              Executive Vice President and Chief     March 29, 1999
-------------------------------------------            Financial Officer
             LARRY J. WAISANEN

            /s/ JOSEPH B. SHERK                  Vice President and Controller       March 29, 1999
-------------------------------------------
              JOSEPH B. SHERK

          /s/ BERTRAND P. COLLOMB                    Chairman of the Board           March 29, 1999
-------------------------------------------
            BERTRAND P. COLLOMB

            /s/ THOMAS A. BUELL                            Director                  March 29, 1999
-------------------------------------------
              THOMAS A. BUELL

           /s/ MARSHALL A. COHEN                           Director                  March 29, 1999
-------------------------------------------
             MARSHALL A. COHEN

          /s/ PHILIPPE P. DAUMAN                           Director                  March 29, 1999
-------------------------------------------
            PHILIPPE P. DAUMAN

          /s/ BERNARD L. KASRIEL                           Director                  March 29, 1999
-------------------------------------------
            BERNARD L. KASRIEL

            /s/ JACQUES LEFEVRE                            Director                  March 29, 1999
-------------------------------------------
              JACQUES LEFEVRE

                 SIGNATURE                                   TITLE                        DATE
                 ---------                                   -----                        ----
            /s/ PAUL W. MACAVOY                            Director                  March 29, 1999
-------------------------------------------
              PAUL W. MACAVOY

          /s/ CLAUDINE B. MALONE                           Director                  March 29, 1999
-------------------------------------------
            CLAUDINE B. MALONE

           /s/ ROBERT W. MURDOCH                           Director                  March 29, 1999
-------------------------------------------
             ROBERT W. MURDOCH

           /s/ BERTIN F. NADEAU                            Director                  March 29, 1999
-------------------------------------------
             BERTIN F. NADEAU

            /s/ JOHN D. REDFERN                            Director                  March 29, 1999
-------------------------------------------
              JOHN D. REDFERN

            /s/ JOE M. RODGERS                             Director                  March 29, 1999
-------------------------------------------
              JOE M. RODGERS

              /s/ MICHEL ROSE                              Director                  March 29, 1999
-------------------------------------------
                MICHEL ROSE

          /s/ RONALD D. SOUTHERN                           Director                  March 29, 1999
-------------------------------------------
            RONALD D. SOUTHERN

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   2.1    Stock Purchase Agreement dated June 3, 1998 among Redland
          International Limited, the Company and Lafarge S.A.
          [incorporated by reference to Exhibit 2.1 to the Form 8-K
          filed by the Company with the Securities and Exchange
          Commission on June 18, 1998].
   2.2    Acquisition Agreement dated June 3, 1998 among Redland
          Quarries Inc., Lafarge Canada Inc. and Lafarge S.A.
          [incorporated by reference to Exhibit 2.2 to the Form 8-K
          filed by the Company with the Securities and Exchange
          Commission on June 18, 1998].
   3.1    Articles of Amendment and Restatement of the Company, filed
          May 29, 1992 [incorporated by reference to Exhibit 3.1 to
          the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].
  *3.2    Amended By-Laws of the Company, amended on February 9, 1999.
   4.1    Form of Indenture dated as of October 1, 1989 between the
          Company and Citibank, N.A., as Trustee, relating to $250
          million of debt securities of the Company [incorporated by reference to Exhibit 4.1 to the Registration Statement on
          Form S-3 (Registration No. 33-31333) of the Company, filed with the Securities and Exchange Commission on October 3,
          1989].
   4.2    Form of Fixed Rate Medium-Term Note of the Company
          [incorporated by reference to Exhibit 4.2 to the
          Registration Statement on Form S-3 (Registration No.
          33-31333) of the Company, filed with the Securities and
          Exchange Commission on October 3, 1989].
   4.3    Instruments with respect to long-term debt which do not
          exceed 10 percent of the total assets of the Company and its consolidated subsidiaries have not been filed. The Company agrees to furnish a copy of such instruments to the
          Commission upon request.
   9.1    Trust Agreement dated as of October 13, 1927 among Canada
          Cement Company Limited, Montreal Trust Company, Henry L.
          Doble and Alban C. Bedford-Jones, as amended (composite
          copy) [incorporated by reference to Exhibit 10.5 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the Company, filed with the Securities and
          Exchange Commission on March 21, 1983].
   9.2    Amendment dated June 10, 1983 to Trust Agreement filed as
          Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the
          Registration Statement of Form S-1 (Registration No.
          2-86589) of the Company, filed with the Securities and
          Exchange Commission on September 16, 1983].
  10.1    Exchange Agency and Trust Agreement dated as of May 1, 1983 among the Company, Canada Cement Lafarge, Lafarge Coppee and
          Montreal Trust Company, as trustee [incorporated by
          reference to Exhibit 10.1 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the Company, filed with the Securities and
          Exchange Commission on May 5, 1983]. Canada Cement Lafarge
          changed its name in 1988 to Lafarge Canada Inc. Lafarge
          Coppee changed its name in 1995 to Lafarge S.A.
  10.2    Guarantee Agreement dated as of May 1, 1983 between the
          Company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration
          Statement of Form S-1 (Registration No. 2-82548) of the
          Company, filed with the Securities and Exchange Commission on May 5, 1983].
  10.3    Special Surface Lease dated as of August 1, 1954 between the
          Province of Alberta and Canada Cement Lafarge, as amended
          [incorporated by reference to Exhibit 10.7 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the Company, filed with the Securities and
          Exchange Commission on March 21, 1983].
 +10.4    Director Fee Deferral Plan of the Company [incorporated by reference to Exhibit 10.21 to the Registration Statement on
          Form S-1 (Registration No. 2-86589) of the Company, filed
          with the Securities and Exchange Commission on September 16,
          1983].
 +10.5    1993 Stock Option Plan of the Company, as amended and
          restated February 7, 1995 [incorporated by reference to
          Exhibit 10.5 to the Annual Report on Form 10-K filed by the
          Company for the fiscal year ended December 31, 1997].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 +10.6    1983 Stock Option Plan of the Company, as amended and
          restated May 2, 1989 [incorporated by reference to Exhibit
          28 to the Company's report on Form 10-Q for the quarter
          ended June 30, 1989].
  10.7    Optional Stock Dividend Plan of the Company [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1987].
 +10.8    Director Fee Deferral Plan of General Portland, assumed by the Company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by
          General Portland for the fiscal year ended December 31,
          1980].
  10.9    Option Agreement for Common Stock dated as of November 1,
          1993 between the Company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1993].
 +10.10   Deferred Compensation Program of Canada Cement Lafarge
          [incorporated by reference to Exhibit 10.57 to Amendment No.
          1 to the Registration Statement on Form S-1 (Registration
          No. 2-86589) of the Company, filed with the Securities and
          Exchange Commission on November 23, 1983].
  10.11   Agreement dated November 8, 1983 between Canada Cement
          Lafarge and Standard Industries Ltd. [incorporated by
          reference to Exhibit 10.58 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-86589) of the Company, filed with the Securities and
          Exchange Commission on November 23, 1983].
  10.12   Stock Purchase Agreement dated September 17, 1986 between
          the Company and Lafarge Coppee, S.A. [incorporated by
          reference to Exhibit B to the Company's report on Form 10-Q for the quarter ended September 30, 1986].
  10.13   Cost Sharing Agreement dated December 2, 1988 between
          Lafarge Coppee, LCI and the Company relating to expenses for research and development, strategic planning and human
          resources and communication techniques [incorporated by
          reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1988].
  10.14   Royalty Agreement dated December 2, 1988 between Lafarge
          Coppee, LCI and the Company relating to access to the
          reputation, logo and trademarks of Lafarge Coppee
          [incorporated by reference to Exhibit 10.43 to the Annual
          Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1988].
  10.15   Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1992].
 +10.16   Description of Nonemployee Director Retirement Plan of the
          Company, effective January 1, 1989 [incorporated by
          reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
          1989].
  10.17   Reimbursement Agreement dated January 1, 1990 between
          Lafarge Coppee and the Company relating to expenses for
          Strategic Planning and Communication techniques
          [incorporated by reference to Exhibit 10.41 to the Annual
          Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990].
  10.18   Form of Revolving Credit Facility Agreements, dated as of
          September 1, 1994, among the Company and nine separate
          banking institutions [incorporated by reference to Exhibit
          10.27 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].
  10.19   Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit
          10.31 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1994].
  10.20   Amendments dated June 1 and August 1, 1996 to Revolving
          Credit Facility Agreements among the Company and six
          separate banking institutions filed as Exhibit 10.18
          [incorporated by reference to Exhibit 10.20 to the Annual
          Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1996].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.21   Cost Sharing Agreement dated January 2, 1996 between Lafarge
          Materiaux de Specialities and the Company related to costs of a new unit established for researching potential
          profitable markets for their respective products in North
          America [incorporated by reference to Exhibit 10.21 to the
          Annual Report on Form 10-K filed by the Company for the
          fiscal year ended December 31, 1996].
  10.22   Marketing and Technical Assistance Agreement dated October
          1, 1996 between Lafarge S.A. and the Company related to
          research and development, marketing, strategic planning,
          human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit
          10.22 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1996].
 +10.23   Consulting Agreement between the Company and Robert Murdoch dated October 1, 1997 [incorporated by reference to Exhibit
          10.23 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1997].
 +10.24   1998 Stock Option Plan of the Company [incorporated by
          reference to Exhibit 4.1 to the Registration Statement on
          Form S-8 (Regulation No. 333-65897) of the Company, filed
          with the Securities and Exchange Commission on October 20,
          1998].
 *10.25   Credit Agreement dated as of December 8, 1998 between the
          Company and nine separate banking institutions.
+*10.26   Amendment dated August 1, 1998 to Nonemployee Director
          Retirement Plan of the Company filed as Exhibit 10.16.
 *11      Statement regarding computation of net income per common
          equity share.
 *21      Subsidiaries of the Company.
 *23      Consent of Arthur Andersen LLP, independent public
          accountants.
 *27      Financial Data Schedule.

---------------
 * Filed herewith

 + Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report.