Form 10-Q
period 1999-03-31
LAFARGE CORP
filed 1999-05-17
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1999
                               -------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


For the transition period from                        to
                               -----------------------   -----------------------


Commission file number                      0-11936
                      ----------------------------------------------------------


                               LAFARGE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


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


                                  703-264-3600
--------------------------------------------------------------------------------
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

The number of shares of common stock, par value $1.00 per share, of Lafarge Corporation (the "Common Stock") outstanding as of the latest practicable date, April 30, 1999, was 72,391,532. In addition, as of such date, there were outstanding 4,782,754 Exchangeable Preference Shares, no par value per share, of Lafarge Canada Inc. that are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements
         of Income (Loss) (unaudited) - Three-Month and Twelve-Month
         Periods Ended March 31, 1999 and 1998                                1

         Condensed Consolidated Balance Sheets March 31, 1999,
         March 31, 1998 (unaudited) and
         December 31, 1998                                                    2

         Condensed Consolidated Statements of
         Cash Flows (unaudited) - Three-Month and Twelve-Month
         Periods Ended March 31, 1999 and 1998                                3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURE                                                                     19

INDEX TO EXHIBITS                                                             20


                                      (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS                                        TWELVE MONTHS
                                                   ENDED MARCH 31                                       ENDED MARCH 31
                                        ------------------------------------------      -----------------------------------------

                                               1999                    1998                    1999                   1998
                                        ------------------      ------------------      ------------------     ------------------
NET SALES                               $      369,781          $      334,776          $    2,483,210         $    1,897,093
                                        ------------------      ------------------      ------------------     ------------------

COSTS AND EXPENSES

Cost of goods sold                             350,080                 333,407               1,815,659              1,413,290
Selling and administrative                      51,423                  53,682                 214,570                177,189
Amortization of goodwill                         4,427                   3,748                  18,265                  6,551
Other expense, net                                 353                   5,018                   3,092                  7,607
                                        ------------------      ------------------      ------------------     ------------------

Earnings (loss) from operations                (36,502)                (61,079)                431,624                292,456
                                        ------------------      ------------------      ------------------     ------------------

Interest expense                                14,258                   7,627                  54,283                 22,017
Interest income                                 (3,571)                 (3,831)                (20,169)               (14,199)
                                        ------------------      ------------------      ------------------     ------------------

EARNINGS (LOSS) BEFORE INCOME TAXES            (47,189)                (64,875)                397,510                284,638
Income tax benefit (expense)                    18,137                  25,121                (151,308)              (108,295)
                                        ------------------      ------------------      ------------------     ------------------

NET INCOME (LOSS)                       $      (29,052)         $      (39,754)         $      246,202         $      176,343
                                        ==================      ==================      ==================     ==================

NET INCOME (LOSS) PER COMMON
   EQUITY SHARE-BASIC                   $        (0.40)         $         (.55)         $         3.41         $         2.47
                                        ==================      ==================      ==================     ==================

NET INCOME (LOSS) PER COMMON EQUITY
   SHARE-DILUTED                        $        (0.40)         $         (.55)         $         3.39         $         2.45
                                        ==================      ==================      ==================     ==================

DIVIDENDS PER COMMON EQUITY SHARE       $         0.15          $         0.12          $         0.54         $         0.44
                                        ==================      ==================      ==================     ==================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      MARCH 31                       MARCH 31                     DECEMBER 31
                                                        1999                           1998                           1998
                                                     (UNAUDITED)                    (UNAUDITED)                     (AUDITED)
                                               ----------------------         ----------------------         ---------------------
ASSETS

Cash and cash equivalents                      $       169,026                $        121,900               $         271,138
Short-term investments                                  93,289                         164,423                          17,070
Receivables, net                                       274,530                         252,869                         335,229
Inventories                                            284,947                         258,339                         247,944
Other current assets                                    67,013                          66,622                          66,510
                                               ----------------------         ----------------------         ---------------------
Total current assets                                   888,805                         864,153                         937,891

Property, plant and equipment, (less
  accumulated depreciation and
  depletion of $1,182,885, $1,091,096
  and $1,148,919)                                    1,465,946                       1,311,036                       1,400,753
Excess of cost over net tangible assets
  of businesses acquired, net                          350,517                         345,567                         353,548
Other assets                                           207,124                         212,416                         212,605
                                               ----------------------         ----------------------         ---------------------
TOTAL ASSETS                                   $     2,912,392                $      2,733,172               $       2,904,797
                                               ======================         ======================         =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities       $       338,815                $        306,459               $         353,736
Short-term borrowings and current portion
  of long-term debt                                     97,619                          71,643                          44,560
Income taxes payable                                    16,096                           3,656                          16,681
Payable to Lafarge S.A.                                 --                             690,000                          --
                                               ----------------------         ----------------------         ---------------------
Total current liabilities                              452,530                       1,071,758                         414,977

Long-term debt                                         746,978                         124,233                         751,151
Deferred income tax                                    110,354                         100,654                         110,398
Other post-retirement benefits                         152,493                         151,992                         150,064
Other long-term liabilities                             60,879                          57,660                          63,033
                                               ----------------------         ----------------------         ---------------------
Total liabilities                                    1,523,234                       1,506,297                       1,489,623
                                               ----------------------         ----------------------         ---------------------

Common equity
   Common stock ($1.00 par value;                       67,471                          66,276                          67,370
      authorized 110.1 million shares;
      issued 67.5, 66.3 and 67.4 million
      shares, respectively)
   Exchangeable shares (no par or stated                35,860                          39,494                          35,814
      value; authorized 24.3 million
      shares; issued 4.9, 5.5 and 4.9
      million shares, respectively)
Additional paid-in-capital                             674,400                         666,975                         672,555
Retained earnings                                      752,103                         545,042                         792,058
Accumulated other comprehensive income (loss)         (140,676)                        (90,912)                       (152,623)
                                               ----------------------         ----------------------         ----------------------
Total Shareholders' Equity                           1,389,158                       1,226,875                       1,415,174
                                               ----------------------         ----------------------         ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $     2,912,392                $      2,733,172               $       2,904,797
                                               ======================         ======================         ======================


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                             THREE MONTHS                             TWELVE MONTHS
                                                            ENDED MARCH 31                           ENDED MARCH 31
                                               ---------------------------------------    ------------------------------------

                                                     1999                   1998                1999                1998
                                               ----------------      -----------------    ----------------   -----------------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                $   (29,052)         $    (39,754)         $   246,202        $   176,343
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operations:
    Depreciation, depletion and amortization          40,536                37,460              159,858            116,704
    Provision for bad debts                              844                   815                3,424              2,485
    Gain on sale of assets                            (2,378)                 (165)              (5,177)            (4,924)
    Other post-retirement benefits                     2,175                   847                4,971                377
    Other noncash charges and credits, net              (506)               (6,327)               9,561             10,107
    Net change in working capital                      7,290                (4,537)             (12,144)            15,684
                                               ----------------      -----------------    ----------------   -----------------

Net cash provided by (used in) operations             18,909               (11,661)             406,695            316,776
                                               ----------------      -----------------    ----------------   -----------------

CASH FLOWS FROM INVESTING

 Capital expenditures                                (60,701)              (42,329)            (242,725)          (125,746)
 Acquisitions                                        (35,313)              (30,434)            (104,159)           (39,251)
 Redemptions (purchases) of short-term
    investments                                      (76,219)               (9,055)              71,134            (80,391)
 Proceeds from property, plant and
    equipment dispositions                             2,917                 7,087               18,740             21,887
 Other                                                 4,701                (2,820)               6,980              5,864
                                               ----------------      -----------------    ----------------   -----------------

Net cash used for investing                         (164,615)              (77,551)            (250,030)          (217,637)
                                               ----------------      -----------------    ----------------   -----------------

CASH FLOWS FROM FINANCING

 Repayment of Lafarge S.A. payable                      --                   --                (690,000)             --
 Net increase (decrease) in short-term
   and long-term borrowings
            (includes current portion)                48,868                38,077              638,349            (82,125)
 Issuance of equity securities, net                    1,001                 2,258               11,500             19,354
 Dividends, net of reinvestments                      (9,912)               (7,745)             (35,311)           (27,884)
 Financing costs and other                              --                   --                 (12,818)             --
                                               ----------------      -----------------    ----------------   -----------------

Net cash provided by (used in) financing              39,957                32,590              (88,280)           (90,655)
                                               ----------------      -----------------    ----------------   -----------------

Effect of exchange rate changes                        3,637                 4,359              (21,259)            (5,524)
                                               ----------------      -----------------    ----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 (102,112)              (52,263)              47,126              2,960

CASH AND CASH EQUIVALENTS AT
   THE BEGINNING OF THE PERIOD                       271,138               174,163              121,900            118,940
                                               ----------------      -----------------    ----------------   -----------------

CASH AND CASH EQUIVALENTS AT
   THE END OF THE PERIOD                         $   169,026           $   121,900          $   169,026        $   121,900
                                               ================      =================    ================   =================


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Lafarge Corporation, together with its subsidiaries ("Lafarge" or the "Company"), is North America's largest diversified supplier of a full range of aggregates, concrete and concrete products, cement and cementitious materials, gypsum wallboard and other construction materials. The Company's core businesses are organized into three operating segments: the Cement Group; the Construction Materials Group; and Lafarge Gypsum. See note 8 herein, for information regarding the Company's operating segments and products.

       Lafarge has more than 700 operations doing business in most states and throughout Canada, where it operates through its major operating subsidiary, Lafarge Canada Inc. ("LCI"). The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge, including the Company's outstanding Common Stock, par value $1.00 per share (the "Common Stock") and LCI's Exchangeable Preference Shares
       (the "Exchangeable Shares").

       On June 3, 1998, the Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million. Redland produces and sells aggregates, ready-mixed concrete and asphalt and performs paving and related contracting services. Redland operated primarily in the U.S. and owned two quarry operations in Ontario, Canada. Lafarge S.A. acquired Redland PLC in December 1997. Since the Company acquired Redland from its majority stockholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, as of December 31, 1997, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the $690 million purchase price paid by the Company. The Company's condensed consolidated balance sheets as of March 31, 1999, December 31, 1998 and March 31, 1998 include the balance sheets of Redland. The condensed consolidated statements of income and cash flows include Redland from January 1, 1998.

2. The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of the applicable dates and the results of its operations and its cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K.

3. Because of seasonal, weather-related conditions in most of the Company's marketing areas, earnings of any one quarter should not be considered as indicative of results to be expected for a full year or any other interim period.

4. Inventories are valued at the lower of cost or market. The majority of the Company's U.S. cement inventories, other than maintenance and operating supplies, are costed using the last-in, first-out ("LIFO") method, and all other inventories are valued at average cost. At March 31, 1999 and 1998, and at December 31, 1998, inventories consisted of the following (in thousands):

                                                               March 31                          December 31
                                             -------------------------------------------    ---------------------
                                                     1999                  1998                     1998
                                             -------------------    --------------------    ---------------------
      Finished products                           $  148,957          $     131,521           $     129,838
      Work in process                                 28,779                 23,746                  10,878
      Raw materials and fuel                          58,108                 57,301                  55,760
      Maintenance and operating supplies              49,103                 45,771                  51,468
                                             -------------------    --------------------    ---------------------

      Total inventories                           $  284,947          $     258,339           $     247,944
                                             ===================    ====================    =====================

5. Cash paid during the period for interest and income taxes, is as follows (in thousands):

                                                    Three Months                                    Twelve Months
                                                   Ended March 31                                  Ended March 31
                                     -------------------------------------------     --------------------------------------------
                                           1999                      1998                   1999                     1998
                                     ------------------        -----------------     -------------------       ------------------
      Interest                       $   1,375                 $   3,326             $   43,740                    $ 22,265
      Income taxes (net of refunds)    (10,209)(a)                14,162                128,574                      97,392

       (a) Includes a refund of $23.4 million from the Internal Revenue Service.

6. Earnings per share for the three and twelve months ended March 31, 1999 and 1998 includes the following components (in thousands, except per share amounts):

                                                              Three Months Ended               Twelve Months Ended
                                                                   March 31                          March 31
                                                     --------------------------------   ---------------------------------
                                                          1999              1998             1999               1998
                                                     ----------------  --------------   --------------     --------------
       BASIC CALCULATION
       -----------------

       Net income (loss)                             $   (29,052)      $   (39,754)     $    246,202       $    176,343
                                                     =============     ==============   ==============     ==============

       Weighted average number of
          common equity shares                            72,342            71,737            72,221             71,429
                                                     =============     ==============   ==============     ==============

       Basic net income (loss)
          per common equity share                    $      (.40)      $      (.55)     $       3.41       $       2.47
                                                     =============     ==============   ==============     ==============

       DILUTED CALCULATION
       -------------------

       Net income (loss) assuming dilution           $   (29,052)      $   (39,754)     $    246,202       $    176,343
                                                     =============     ==============   ==============     ==============

       Weighted average number of common
          equity shares outstanding                       72,342            71,737            72,221             71,429

       Net effect of dilutive stock options
          based on the treasury stock method                --               --                  506                597
                                                     -------------     --------------   --------------     --------------

       Weighted average number of common
          equity shares assuming full conversion
          of all potentially dilutive securities          72,342            71,737            72,727             72,026
                                                     =============     ==============   ==============     ==============

       Diluted net income (loss) per
          common equity share                        $      (.40)      $      (.55)     $       3.39       $       2.45
                                                     =============     ==============   ==============     ==============

       Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common equity share assumed conversion of stock options, to the extent such conversion is dilutive.

7. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"), requires that an enterprise display comprehensive income which for the Company is the total of net income (loss) and the current year foreign currency translation adjustment. Comprehensive income (loss) consists of the following (in thousands):

                                            Three Months Ended                 Twelve Months Ended
                                                 March 31                           March 31
                                      ------------------------------     ------------------------------
                                           1999             1998              1999            1998
                                      -------------     ------------     -------------    -------------
       Net income (loss)              $ (29,052)        $ (39,754)       $ 246,202        $ 176,343

       Foreign currency translation
         adjustments                     11,947             6,447          (49,764)         (20,215)
                                      -------------     ------------     -------------    -------------

       Comprehensive income (loss)    $ (17,105)        $ (33,307)       $ 196,438        $ 156,128
                                      =============     ============     =============    =============

8. Lafarge adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and geographic areas.

       Lafarge's three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are the Construction Materials Group, the Cement Group and Lafarge Gypsum. The basis of segmentation is consistent with the Company's year-end financial statements.

       Lafarge evaluates operating performance based on profit or loss from operations before the following items: other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

       Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):


                                                            Three Months Ended                    Twelve Months Ended
                                                                 March 31                              March 31
                                                    ----------------------------------    ----------------------------------
                                                          1999              1998                1999              1998
                                                    ---------------    ---------------    ---------------    ---------------
        Net sales:
           Construction Materials

               Revenues from external customers         $ 187.7            $ 167.7           $ 1,360.0          $   855.3
               Intersegment revenues                        1.8                0.9                 3.2                2.6
           Cement

               Revenues from external customers           150.8              143.1             1,013.5              947.7
               Intersegment revenues                       18.1               16.1               119.9              115.9
           Gypsum

               Revenues from external customers            31.3               24.0               109.7               94.1
           Eliminations                                   (19.9)             (17.0)             (123.1)            (118.5)
                                                    ---------------    ---------------    ---------------    ---------------
        Total net sales                                 $ 369.8            $ 334.8           $ 2,483.2          $ 1,897.1
                                                    ===============    ===============    ===============    ===============

                                                            Three Months Ended                    Twelve Months Ended
                                                                 March 31                              March 31
                                                    ----------------------------------    ----------------------------------
                                                          1999              1998                1999              1998
                                                    ---------------    ---------------    ---------------    ---------------

        Earnings (loss) from operations:
           Construction Materials (a)                   $ (22.4)           $ (29.7)           $ 178.6           $   70.8
           Cement (a)                                      (7.7)             (18.2)             299.2              264.4
           Gypsum (a)                                       8.5                3.3               25.2               13.6
           Corporate and other                            (14.9)             (16.5)             (71.4)             (56.4)
                                                    ---------------    ---------------    ---------------    ---------------

        Earnings (loss) before interest and
         income taxes                                     (36.5)             (61.1)             431.6              292.4
           Interest expense, net                          (10.7)              (3.8)             (34.1)              (7.8)
                                                    ---------------    ---------------    ---------------    ---------------

        Earnings (loss) before income taxes             $ (47.2)           $ (64.9)           $ 397.5           $  284.6
                                                    ===============    ===============    ===============    ===============

       (a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

       Condensed consolidated geographic information consists of the following (in millions):

                                                            Three Months Ended                    Twelve Months Ended
                                                                 March 31                              March 31
                                                    ----------------------------------    ----------------------------------
                                                          1999              1998                1999              1998
                                                    ---------------    ---------------    ---------------    ---------------

        Net Sales

        United States                                 $    271.8         $     234.0        $  1,738.1         $  1,118.1
        Canada                                              98.0               100.8             745.1              779.0
                                                    ------------------------------------------------------------------------
        Total                                         $    369.8         $     334.8        $  2,483.2         $  1,897.1
                                                    ===============    ===============    ===============    ===============
        Earnings (Loss) from Operations

        United States                                 $    (12.9)        $     (34.8)       $    281.4         $    152.2
        Canada                                             (23.6)              (26.3)            150.2              140.2
                                                    ---------------    ---------------    ---------------    ---------------
        Total                                              (36.5)              (61.1)            431.6              292.4
        Interest expense, net                              (10.7)               (3.8)            (34.1)              (7.8)
                                                    ---------------    ---------------    ---------------    ---------------
        Earnings (Loss) Before Income Taxes           $    (47.2)        $     (64.9)       $    397.5         $    284.6
                                                    ===============    ===============    ===============    ===============

       Assets by operating segment consist of the following (in millions):

                                                                      March 31
                                                     ---------------------------------------------
                                                            1999                     1998
                                                     --------------------    ---------------------
          Assets:
             Construction Materials                     $   1,094.6             $   1,073.5
             Cement                                           981.0                   835.0
             Gypsum                                            78.6                    71.7
             Corporate, Redland goodwill and other            758.2                   753.0
                                                     --------------------    ---------------------
          Total assets                                  $   2,912.4             $   2,733.2
                                                     ====================    =====================

9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company must adopt this statement no later than January 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.

10. In January 1999, the Company completed the acquisition of a gypsum wallboard plant located in Newfoundland, Canada.

       In late January 1999, the Company announced plans to construct a $90 million state-of-the-art gypsum wallboard plant in northern Kentucky, just outside of Cincinnati. Scheduled to begin operations in the first half of 2000, this facility will have the capacity to produce up to 900 million square feet of wallboard a year, which would make it the largest single production line in the U.S.

       On March 30, 1999, the Company completed the acquisition of Corn Construction Co., an aggregates and asphalt paving business in New Mexico and Southern Colorado.

11. The Company self-insures for workers' compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

       In 1992, the Company's Canadian subsidiary, LCI, along with the Bertrand & Frere Construction Company Limited and others, became a defendant in lawsuits instituted in the Ontario (Canada) Court (General Division) arising from claims brought by building owners, the Ontario New Home Warranty Program and other plaintiffs regarding alleged defective concrete, fly ash and cement used in defective footings, foundations and floors. The damages claimed total more than Canadian $65 million. The amount of LCI's liability, if any, in these lawsuits is uncertain. LCI has denied liability and is contesting the lawsuits vigorously. LCI has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and the hearing was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected in 1999. LCI believes that it has insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

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

       When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of March 31, 1999, the liabilities recorded for environmental obligations are not material to the financial statements of the Company. Although the Company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at March 31, 1999. However, management has concluded that the possibility of material liability in excess of the amounts reported in the March 31, 1999 Condensed Consolidated Balance Sheet is remote.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lafarge Corporation, together with its subsidiaries ("Lafarge" or the "Company"), is North America's largest diversified supplier of construction materials. The Company's core businesses are organized into three operating segments:

       The Cement Group - produces and distributes portland and specialty cements, and cementitious materials, and processes fuel-quality waste and alternative raw materials for use in cement kilns.

       The Construction Materials Group - produces and distributes construction aggregates, ready-mixed concrete, other concrete products and asphalt, and constructs and paves roads.

       Lafarge Gypsum - produces and distributes gypsum wallboard and related products.

Lafarge's broad range of products are complemented by its geographic diversity. Unlike many of its competitors, Lafarge has 700 operations doing business in most states and throughout Canada, where it operates through its major operating subsidiary, Lafarge Canada Inc.

Historically, the Company incurs a loss in the first quarter because in many of the Company's operating regions, sales and operating results are negatively impacted by winter weather conditions which reduce construction activity. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered as indicative of results to be expected for a full year or any other interim period.

THREE MONTHS ENDED MARCH 31, 1999

The Company acquired certain North American construction materials operations of Redland PLC ("Redland") effective December 31, 1997 for accounting purposes. The consolidated statements of income and cash flows include the results of Redland from January 1, 1998. Since the acquisition was not financed until June 1998, financing costs were not incurred during the first quarter of 1998.

The seasonal pattern was evident during the three months ended March 31, 1999 when the Company incurred a net loss of $29.1 million, or $0.40 per common diluted equity share. This compares with a net loss of $39.8 million, or $0.55 per common diluted equity share, for the first quarter of 1998. The increase in interest expense of $6.6 million in 1999, compared with the first quarter of 1998, is due to debt incurred to finance the Redland acquisition. Operating results improved in all of the Company's main product lines (cement, ready-mixed concrete, aggregates and gypsum wallboard) reflecting higher sales volumes and prices. The Company's Canadian operations reported a net loss of $12.5 million, $1.9 million better than 1998 whereas the U.S. net loss was $16.5 million, $8.8 million better than 1998.

The Company's net sales increased 10.5 percent to $369.8 million, up from $334.8 million in 1998. Canadian net sales were $98.0 million, down 2.8 percent, while U.S. net sales increased 16.2 percent to $271.8 million. A relatively mild winter across most of the United States and Canada boosted product shipments in most principal product categories and prices trended upward in all main product lines of cement, concrete, aggregates and gypsum wallboard. Cement shipments increased 5 percent while ready-mixed concrete and gypsum wallboard volumes rose 8 percent and 14 percent, respectively. Aggregates shipments were flat.

The first quarter loss from the Company's cement operations was $7.7 million, $10.5 million better than last year. The improvement is primarily due to an increase in cement shipments in the U.S. and higher prices in both the U.S. and Canada. Net sales increased 5.9 percent reflecting the rise in shipments and prices. The Canadian loss excluding the exchange rate fluctuation was $4.7 million, $1.5 million better than 1998 due to a 5.1 percent escalation in net realization (delivered price per ton to customers less freight) partially offset by a 45,000 ton decrease in cement shipments. Net sales in Canada decreased 13.3 percent primarily due to lower economic activity in western Canada. Cement shipments in eastern Canada were flat. The U.S. loss was $3.9 million, $9.9 million better than a year ago. Quarterly results for 1999 include approximately $1 million of seasonal loss of the Seattle cement plant acquired in late 1998. Increases in shipments of 10 percent and net realization of 5.3 percent were partially offset by higher maintenance spending which was incurred during the quarter. Net sales increased 12.3 percent reflecting the increase in shipments and prices. Clinker production volumes increased in all regions with an overall increase of 226,000 tons or 9.8 percent.

The Company's construction materials operations lost $22.4 million, $7.3 million better than the first quarter of 1998. Net sales of $189.5 million, were 12.5 percent higher than 1998, reflecting an increase in ready-mixed concrete shipments and higher average selling prices of both ready-mixed concrete and aggregates due to price increases and favorable product and geographic mix. Shipments steadily improved during the quarter with March shipments 11 percent ahead of March, 1998. The outlook for 1999 demand for aggregates is positive. In Canada, the loss of $14.8 million was consistent with last year. Net sales in Canada were 3.2 percent higher than 1998 due to a combination of higher average concrete and aggregates selling prices and a modest improvement in ready-mixed concrete sales volumes which were 2 percent higher than 1998 as increased project work in the maritime provinces, stronger demand in northeastern Ontario, Quebec and Calgary were largely offset by weaker conditions in British Columbia and the prairie provinces. Aggregates volumes in Canada decreased by 3 percent as higher volumes in Quebec and northeast Ontario were offset by lower shipments in western Canada. In the U.S., the first quarter operating loss of $7.7 million was $7.0 million better than 1998. Net sales were up 18.6 percent as a result of higher average prices in both ready-mixed concrete and aggregates and stronger ready-mixed concrete shipments. Ready-mixed concrete volumes increased 12 percent due to strong demand and mild weather in Colorado and the Midwest and increased activity in Louisiana. Higher aggregates volumes in the western U.S., due to strong market conditions and mild weather, were largely offset by lower volumes in Wisconsin and Ohio.

Operating profit from the Company's gypsum wallboard operations was $8.5 million, $5.2 million better than 1998 due to higher shipments and prices. Net selling price to customers less freight and shipments were 9.4 and 14 percent higher which boosted net sales by 30.4 percent. Shipments increased 4 percent as a result of higher production and strong demand in the U.S., and 10 percent as a result of the inclusion of Canadian operations acquired in January 1999.

For the quarters ended March 31, 1999 and 1998, the Company recorded an income tax benefit as a result of the seasonal loss from its Canadian and U.S. operations. The Company's effective income tax rate was 38.4 percent in 1999 and
38.7 percent in 1998.

TWELVE MONTHS ENDED MARCH 31, 1999

The Company reported net income of $246.2 million in 1999, a $69.9 million increase compared with $176.3 million for the twelve months ended March 31, 1998. Operating profits were $431.6 million, a $139.1 million improvement over the $292.5 million earned in 1998. Net sales of $2,483.2 million increased 30.9 percent from $1,897.1 million in 1998 primarily due to the inclusion of Redland operations, greater product shipments and improved cement and ready-mixed concrete selling prices. Canadian net sales decreased 4.3 percent while U.S. net sales increased 55.4 percent. The consolidated statements of income include the results of Redland from January 1, 1998. If Redland operations were included for all twelve months in the comparative period ended March 31, 1998, net income, operating profit and net sales would have been approximately $191.2 million, $360.5 million and $2,357.1 million, respectively.

Cement

Earnings from the Company's cement and waste management operations were $299.2 million, $34.7 million better than last year. Earnings from U.S. operations of $195.0 million were $20.9 million better than 1998. In the U.S., cement net realization and shipments increased 4.0 percent and 7.4 percent, respectively. Earnings from Canadian operations of $113.4 million were $22.9 million better than 1998. Net realization in Canada increased 2.4 percent (excluding exchange rate fluctuation) while sales volumes decreased 3.6 percent.

Construction Materials

The Company's construction materials operations earned $178.6 million, $107.8 million better than the $70.8 million earned in 1998. If the results from Redland operations were included for all twelve months in the comparative period ended March 31, 1998, operating earnings would have been approximately $138.8 million. The large majority of Redland earnings are from U.S. aggregates, ready-mixed concrete and asphalt paving activities. In Canada, earnings were $77.8 million, $18.6 million better than 1998. Ready-mixed concrete volumes in Canada decreased 0.8 percent while aggregates volumes increased 13.7 percent due to the inclusion of Redland. Canadian ready-mixed concrete selling prices were 3.3 percent higher while aggregates prices were relatively flat. In the U.S., including the impact of the Redland acquisition, earnings were $105.9 million, $93.7 million better than 1998. U.S. ready-mixed concrete volumes increased 88.4 percent while selling prices improved 10.5 percent. Aggregates volumes were up 144.5 percent and selling prices remained relatively flat.

Selling and administrative expenses were $37.4 million higher mainly due to acquisitions, coupled with higher legal and other professional fees. The Company's effective income tax rate was 38.1 percent in 1999 and 38.0 percent in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At March 31, 1999, no amounts were outstanding. The Company is required to pay annual commitment fees of 0.10 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

Net cash of $18.9 million was provided by operating activities in the first quarter of 1999 compared with net cash used of $11.7 million in the same period in 1998. Net cash used for investing activities in the three-month period of 1999 was $87.1 million higher than the same period last year due to an increase in the purchase of short-term investments and higher capital expenditures due primarily to increased spending on plant modernizations underway in Richmond, British Columbia and Kansas City, Missouri. In the first quarter of 1999, net cash provided by financing activities was $40.0 million compared with $33.0 million in the same period in 1998.

Net cash provided by operating activities for the twelve-months ended March 31, 1999, increased by $89.9 million over the same period in 1998 due to higher net income and higher non-cash charges. Increased depreciation and amortization charges are primarily related to increased depreciable assets and goodwill as a result of the Redland acquisition and capital expenditures on plant and equipment. Compared with the twelve-months ended March 31, 1998, net cash used for investing activities in the same period in 1999 increased by $31.5 million due to increased capital spending and acquisitions.

During the first quarter of 1999, the most significant uses of cash were capital expenditures of $60.7 million, acquisitions of $35.3 million, redemptions of short-term investments of $76.2 million and dividends paid of $9.9 million. The most significant sources of funds were cash provided by operations after changes in working capital of $18.9 million, increases in short-term borrowings of $48.9 million and a decrease in cash. This compares with capital expenditures of $42.3 million, acquisitions of $30.4 million, redemptions of short-term investments of $9.1 million and dividends paid of $7.7 million during the first quarter of 1998.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $450 million in 1999.

The Company is exposed to foreign currency exchange rate risk inherent in its Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in the Company's debt. The Company primarily uses fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and has used forward treasury lock agreements to hedge interest rate change on anticipated debt issuances. There has been no significant change from year-end.

OTHER FACTORS AFFECTING THE COMPANY - YEAR 2000

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

IT Systems that were not Year 2000 ready are in the process of being replaced by software applications or upgraded to Year 2000 ready systems. The IT Systems implementation phase is expected to be completed by September 30, 1999. As of March 31, 1999, approximately 63 percent of Non-IT Systems are Year 2000 ready. The other systems are scheduled for upgrade or replacement during the first nine months of 1999. Other computer system projects have not been significantly postponed due to the Year 2000 efforts. The dates on which the Company believes the Year 2000 projects will be completed are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Program.

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

The Year 2000 Program is expected to result in estimated non-recurring spending of approximately $18 million to $20 million. As of March 31, 1999, the Company has incurred approximately $8.7 million ($5.2 million capital and $3.5 million expense) for upgrading or replacing its IT and Non-IT Systems. Of the expenditures remaining, approximately 75 percent will be capitalized. Internal resource requirements are estimated at 50,000 hours of which approximately 32,000 hours have been incurred through March 31, 1999. The Company believes, with appropriate system replacement or modification, it will be able to operate its time-sensitive IT Systems and Non-IT Systems through the turn of the century. However, certain Year 2000 issues are beyond the Company's control including the Year 2000 readiness of third parties.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of the Company's business; national and regional economic conditions in the U.S. and Canada; Canadian currency fluctuations; the outcome and impact of the Year 2000, including Year 2000 readiness of third parties; seasonality; the levels of construction spending in major markets; supply/demand structure of the industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; and other Factors disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, the Company is subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of this date, and the Company undertakes no obligation to update them, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 11 of the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference, pursuant to Rule 12b-23.

On March 18, 1998, a shareholder derivative lawsuit was filed in the Circuit Court for Montgomery County, Maryland. The lawsuit, filed against all of the directors of Lafarge Corporation (the "Company"), alleges that they committed breach of fiduciary duty, corporate waste, and gross negligence in connection with the Company's purchase of a number of construction materials businesses in North America from Lafarge S.A., its majority stockholder (the "Redland Transaction"). Lafarge S.A. took control of these businesses in late 1997, when it acquired the British construction materials firm Redland PLC.

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

The Company has been advised by its directors that the lawsuit against them, which challenges their conduct in evaluating and approving the Redland Transaction, is without merit. The directors have been vigorously contesting the lawsuit. After the initial complaint was filed on March 18, 1998, the directors filed a motion to dismiss on May 19, 1998, which was granted on July 20, 1998. With the Court's permission, the plaintiff filed an amended complaint on August 28, 1998. The directors filed a motion to dismiss the amended complaint on September 10, 1998. That motion was argued on February 22, 1999. On April 27, 1999, the Court ruled that the suit could proceed notwithstanding the plaintiff's failure to make a demand on the Company's Board of Directors prior to bringing the lawsuit. Discovery on the merits of the plaintiff's claim has commenced.

As previously reported in the Registrant's Form 10-Q for the quarterly period ended June 30, 1998, the Michigan Department of Environmental Quality ("MDEQ") had issued notices to the Company's cement plant in Alpena, Michigan for: alleged violations of permit limits for emissions of hydrogen chloride gas; alleged violations of storm and surface water runoff; alleged deficiencies with respect to closure of prior on-site cement kiln dust ("CKD") disposal areas; alleged violations of permit limits and state regulatory requirements for fugitive dust emissions; and alleged deficiencies in record keeping as required by the Boiler and Industrial Furnaces regulations under the federal Resource Conservation and Recovery Act of 1976.

On December 1, 1998, the Company reached an administrative settlement for $134,655 with the MDEQ for alleged violations of storm and surface water runoff and received an order from the MDEQ affirming the settlement. On February 14, 1999, the MDEQ and the Company settled outstanding stipulated penalties for $90,000 in connection with the alleged violations of CKD disposal, and deficiencies in record keeping. Currently, the Company is engaged in discussions with the MDEQ to resolve the alleged violations of hydrogen chloride gas and fugitive dust emissions. The Company expects that if the MDEQ assesses a penalty for the remaining alleged violations that the total penalty assessed for the remaining alleged violations will exceed $100,000 but will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 4, 1999. A total of 72,386,782 shares were entitled to be voted. At the meeting, shareholders elected the nominees for the Board of Directors identified below:

Director Elected                Votes For                Votes Withheld
----------------                ---------                --------------

Thomas A. Buell                52,705,647                    405,597
Marshall A. Cohen              52,748,832                    362,412
Bertrand P. Collomb            52,748,718                    362,526
Philippe Dauman                52,749,172                    362,072
Bernard L. Kasriel             52,749,296                    361,948
Jacques Lefevre                52,749,307                    361,937
Paul W. MacAvoy                52,749,411                    361,833
Claudine B. Malone             52,749,255                    361,989
Robert W. Murdoch              52,748,737                    362,507
Bertin F. Nadeau               52,746,767                    364,477
John M. Piecuch                52,748,557                    362,685
John D. Redfern                52,749,397                    361,847
Joe M. Rodgers                 52,749,307                    361,937
Michel Rose                    52,748,667                    362,577
Ronald D. Southern             52,025,493                  1,085,751

The shareholders ratified the appointment of Arthur Andersen LLP as auditors to audit the financial statements of the Company for the year ending December 31, 1999, with voting as follows:

Votes For         Votes Against         Abstentions             Broker Non-Votes
---------         -------------         -----------             ----------------
52,692,163            4,302               414,779                      0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibit is filed as part of this Form 10-Q and is incorporated herein by reference.

         Exhibit
         Number           Description
         ------           -----------
           27             Financial Data Schedule

    (b) Reports on Form 8-K

        The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAFARGE CORPORATION




Date: May 14, 1999                          By:  /s/ Larry J. Waisanen
                                                 -------------------------------
                                                 LARRY J. WAISANEN
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number             Description
------             -----------
  27               Financial Data Schedule