Form 10-Q
period 1999-06-30
LAFARGE CORP
filed 1999-08-13
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


For the quarterly period ended                 JUNE 30, 1999
                               --------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------


Commission file number                       001-08584
                       ----------------------------------------------------


                              LAFARGE CORPORATION
---------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             MARYLAND                             58-1290226
---------------------------------------------------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)


 11130 SUNRISE VALLEY DRIVE, SUITE 300, RESTON, VA         20191-4393
---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                  703-264-3600
---------------------------------------------------------------------------
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

The number of shares of common stock, par value $1.00 per share, of Lafarge Corporation (the "Common Stock") outstanding as of the latest practicable date, July 30, 1999, was 68,194,598. In addition, as of such date, there were outstanding 4,465,189 Exchangeable Preference Shares, no par value per share, of Lafarge Canada Inc. that are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999


                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Statements
                of Income (unaudited) - Three-Month, Six-Month and
                Twelve-Month Periods Ended June 30, 1999 and 1998                                  1

                Condensed Consolidated Balance Sheets -
                June 30, 1999 (unaudited), June 30, 1998 (unaudited) and
                December 31, 1998                                                                  2

                Condensed Consolidated Statements of
                Cash Flows (unaudited) - Six-Month and
                Twelve-Month Periods Ended June 30, 1999 and 1998                                  3

                Notes to Condensed Consolidated Financial Statements                               4

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                        20

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                 21

Item 5.         Other Information                                                                 22

Item 6.         Exhibits and Reports on Form 8-K                                                  22

SIGNATURE                                                                                         24

INDEX TO EXHIBITS                                                                                 25

                                      (i)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30                               JUNE 30
                                        -------------------------------    -------------------------------------
                                             1999            1998                1999                 1998
                                        --------------   --------------    ----------------     ----------------
NET SALES                               $    720,214     $    674,811      $    1,089,995       $    1,009,587
                                        --------------   --------------    ----------------     ----------------

COSTS AND EXPENSES

Cost of goods sold                           505,147          473,032             855,227              806,439
Selling and administrative                    59,685           53,171             111,108              106,853
Amortization of goodwill                       4,406            4,272               8,833                8,020
Other (income) expense, net                   (5,560)             823              (5,207)               5,841
                                        --------------   --------------    ----------------     ----------------
Earnings from operations                     156,536          143,513             120,034               82,434

Interest expense                              16,654           10,569              30,912               18,196
Interest income                               (3,646)          (5,794)             (7,217)              (9,625)
                                        --------------   --------------    ----------------     ----------------
EARNINGS BEFORE INCOME TAXES                 143,528          138,738              96,339               73,863
Income tax expense                           (54,919)         (53,692)            (36,782)             (28,571)
                                        --------------   --------------    ----------------     ----------------
NET INCOME                              $     88,609     $     85,046      $       59,557       $       45,292
                                        ==============   ==============    ================     ================

NET INCOME PER COMMON
   EQUITY SHARE-BASIC                   $       1.22     $       1.18      $          .82       $          .63
                                        ==============   ==============    ================     ================

NET INCOME PER COMMON EQUITY
   SHARE-DILUTED                        $       1.22     $       1.17      $          .82       $          .62
                                        ==============   ==============    ================     ================

DIVIDENDS PER COMMON EQUITY SHARE       $        .15     $        .12      $          .30       $          .24
                                        ==============   ==============    ================     ================



                                                    TWELVE MONTHS ENDED
                                                          JUNE 30
                                            -----------------------------------
                                                  1999               1998
                                            ----------------    ---------------
NET SALES                                   $    2,528,613      $   2,094,993
                                            ----------------    ---------------

COSTS AND EXPENSES

Cost of goods sold                               1,847,774          1,552,551
Selling and administrative                         221,084            189,694
Amortization of goodwill                            18,399              9,891
Other (income) expense, net                         (3,291)             8,251
                                            ----------------    ---------------
Earnings from operations                           444,647            334,606

Interest expense                                    60,368             27,155
Interest income                                    (18,021)           (18,116)
                                            ----------------    ---------------
EARNINGS BEFORE INCOME TAXES                       402,300            325,567
Income tax expense                                (152,535)          (124,042)
                                            ----------------    ---------------
NET INCOME                                  $      249,765      $     201,525
                                            ================    ===============

NET INCOME PER COMMON
   EQUITY SHARE-BASIC                       $         3.45      $        2.81
                                            ================    ===============

NET INCOME PER COMMON EQUITY
   SHARE-DILUTED                            $         3.43      $        2.79
                                            ================    ===============

DIVIDENDS PER COMMON EQUITY SHARE           $          .57      $         .46
                                            ================    ===============


See Notes to Condensed Consolidated Financial Statements.

                     LAFARGE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                      JUNE 30                JUNE 30            DECEMBER 31
                                                                        1999                   1998                1998
                                                                     (UNAUDITED)            (UNAUDITED)          (AUDITED)
                                                                  -----------------      -----------------   -----------------
ASSETS

Cash and cash equivalents                                           $     173,506          $     118,921       $     271,138
Short-term investments                                                      6,789                 58,504              17,070
Receivables, net                                                          497,746                444,607             335,229
Inventories                                                               300,277                264,880             247,944
Other current assets                                                       80,218                 71,140              66,510
                                                                  -----------------      -----------------   -----------------
Total current assets                                                    1,058,536                958,052             937,891

Property, plant and equipment, (less accumulated
 depreciation and depletion of $1,225,258, $1,109,824
 and $1,148,918)                                                        1,520,303              1,316,718           1,400,753
Excess of cost over net assets of businesses acquired, net                353,933                335,547             353,548
Other assets                                                              208,969                200,610             212,605
                                                                  -----------------      -----------------   -----------------
TOTAL ASSETS                                                        $   3,141,741          $   2,810,927       $   2,904,797
                                                                  =================      =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                            $     374,443          $     323,395       $     353,736
Short-term borrowings and current portion of long-term debt               160,903                 94,590              44,560
Income taxes payable                                                       40,798                 28,851              16,681
                                                                  -----------------      -----------------   -----------------
Total current liabilities                                                 576,144                446,836             414,977

Bridge loan from Lafarge S.A.                                                --                  650,000                  --
Long-term debt                                                            743,616                109,962             751,151
Deferred income tax                                                       112,095                102,875             110,398
Other post-retirement benefits                                            153,525                149,926             150,064
Other long-term liabilities                                                62,146                 66,787              63,033
                                                                  -----------------      -----------------   -----------------
Total liabilities                                                       1,647,526              1,526,386           1,489,623
                                                                  -----------------      -----------------   -----------------
Common equity
   Common stock ($1.00 par value; authorized 110.1 million
     shares; issued 68.1, 66.9 and 67.4 million shares,
     respectively)                                                         68,125                 66,921              67,370
Exchangeable preference shares (no par or stated value;
authorized 24.3 million shares; issued 4.5, 5.3 and 4.9 million
shares, respectively)                                                      32,800                 37,814              35,814
Additional paid-in-capital                                                683,205                676,631             672,555
Retained earnings                                                         829,783                621,387             792,058
Accumulated other comprehensive income (loss)                            (119,698)              (118,212)           (152,623)
                                                                  -----------------      -----------------   -----------------
Total shareholders' equity                                              1,494,215              1,284,541           1,415,174
                                                                  -----------------      -----------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   3,141,741          $   2,810,927       $   2,904,797
                                                                  =================      =================   =================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                    SIX MONTHS                             TWELVE MONTHS
                                                                   ENDED JUNE 30                           ENDED JUNE 30
                                                           ------------------------------          ------------------------------
                                                               1999             1998                   1999             1998
                                                           ------------      ------------          -------------     ------------
CASH FLOWS FROM OPERATIONS

Net income                                                  $  59,557         $  45,292              $ 249,765        $ 201,525
Adjustments to reconcile net income to net cash
provided by (used in) operations:
    Depreciation, depletion and amortization                   81,134            78,041                159,875          129,936
    Provision for bad debts                                     1,562             1,325                  3,632            2,223
    Gain on sale of assets                                     (4,734)           (2,195)                (5,503)          (4,412)
    Other post-retirement benefits                              2,758             2,772                  3,629            3,607
    Other noncash charges and credits, net                     (7,378)           (2,587)                (1,051)           1,609
    Net change in working capital                            (172,533)         (179,012)               (17,492)         (51,795)
                                                           ------------      ------------          -------------     ------------
Net cash provided by (used in) operations                     (39,634)          (56,364)               392,855          282,693
                                                           ------------      ------------          -------------     ------------

CASH FLOWS FROM INVESTING

  Capital expenditures                                       (137,026)         (102,455)              (258,924)        (153,826)
  Acquisitions                                                (49,554)          (36,325)              (112,509)         (40,875)
  Redemptions (purchases) of short-term investments            10,281            96,864                 51,715          (10,498)
  Proceeds from property, plant and equipment
     dispositions                                              11,727            11,789                 22,848           19,795
  Other                                                         3,983            47,162                (43,720)          56,054
                                                           ------------      ------------          -------------     ------------
Net cash provided by (used for) investing                    (160,589)           17,035               (340,590)        (129,350)
                                                           ------------      ------------          -------------     ------------

CASH FLOWS FROM FINANCING

  Repayment of Lafarge S.A. payable                              --            (690,000)                  --           (690,000)
  Bridge loan from Lafarge S.A.                                  --             650,000                   --            650,000
  Net increase (decrease) in short-term and
    long-term borrowings (includes current portion)           105,560            36,795                 46,323          (82,810)
  Issuance of equity securities, net                            1,247             9,992                  4,012           22,362
  Dividends, net of reinvestments                             (14,688)          (15,560)               (32,272)         (29,671)
  Financing costs and other                                      --                --                  (12,818)            --
                                                           ------------      ------------          -------------     ------------
Net cash provided by (used in) financing                       92,119            (8,773)                 5,245         (130,119)
                                                           ------------      ------------          -------------     ------------
Effect of exchange rate changes                                10,472            (7,140)                (2,925)         (17,207)
                                                           ------------      ------------          -------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (97,632)          (55,242)                54,585            6,017
                                                           ------------      ------------          -------------     ------------
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD                                 271,138           174,163                118,921          112,904
                                                           ------------      ------------          -------------     ------------
CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                                     $ 173,506         $ 118,921              $ 173,506        $ 118,921
                                                           ============      ============          =============     ============


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Lafarge Corporation, together with its subsidiaries ("Lafarge" or the "Company"), is North America's largest diversified supplier of aggregates, concrete and concrete products, cement and cementitious materials, gypsum wallboard and other construction materials used for residential, commercial, institutional and public works construction. The Company's core businesses are organized into three operating segments: the Cement Group; the Construction Materials Group; and Lafarge Gypsum. See note 8 herein, for information regarding the Company's operating segments and products.

     Lafarge has more than 700 operations doing business in most states and throughout Canada, where it operates through its major operating subsidiary, Lafarge Canada Inc. ("LCI"). The Company's primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge, including the Company's outstanding common stock, par value $1.00 per share (the "Common Stock") and LCI's Exchangeable Preference Shares (the "Exchangeable Shares").

     On June 3, 1998, the Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million. Redland produces and sells aggregates, ready-mixed concrete and asphalt and performs paving and related contracting services. Redland operated primarily in the U.S. and owned two quarry operations in Ontario, Canada. Lafarge S.A. acquired Redland PLC in December 1997. Since the Company acquired Redland from its majority stockholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, as of December 31, 1997, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the $690 million purchase price paid by the Company. The Company's condensed consolidated balance sheets as of June 30, 1999, December 31, 1998 and June 30, 1998 include the balance sheets of Redland. The condensed consolidated statements of income and cash flows include Redland from January 1, 1998.

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

4. Inventories are valued at the lower of cost or market. The majority of the Company's U.S. cement inventories, other than maintenance and operating supplies, are costed using the last-in, first-out ("LIFO") method, and all other inventories are valued at average cost. At June 30, 1999 and 1998, and at December 31, 1998, inventories consisted of the following (in thousands):

                                                            June 30
                                                 ----------------------------    December 31
                                                     1999              1998         1998
                                                 ------------    ------------   ------------
     Finished products                             $ 162,966       $ 140,256      $ 129,838
     Work in process                                  22,884          23,788         10,878
     Raw materials and fuel                           61,826          55,153         55,760
     Maintenance and operating supplies               52,601          45,683         51,468
                                                 ------------    ------------   ------------
     Total inventories                             $ 300,277       $ 264,880      $ 247,944
                                                 ============    ============   ============

5. Cash paid during the period for interest and income taxes, is as follows (in thousands):

                                                  Six Months                 Twelve Months
                                                Ended June 30                Ended June 30
                                         -------------------------   ----------------------------
                                             1999           1998          1999            1998
                                         -----------  ------------   ------------    ------------
     Interest                             $  30,438    $   12,497     $    63,722      $   21,851

     Income taxes (net of refunds)        $24,520(a)   $   53,579     $123,886(a)      $  113,801

     (a) Includes a refund of $23.4 million from the Internal Revenue Service.

6. Earnings per share for the three, six and twelve months ended June 30, 1999 and 1998 includes the following components (in thousands, except per share amounts):

                                      Three Months Ended             Six Months Ended              Twelve Months Ended
                                             June 30                       June 30                         June 30
                                    ------------------------     ----------------------------    --------------------------
                                        1999        1998             1999             1998          1999           1998
                                    -----------  -----------     ------------     -----------    -----------    -----------
 BASIC CALCULATION
 -----------------

 Net income                          $  88,609    $  85,046        $  59,557       $  45,292      $ 249,765      $ 201,525
                                    ===========  ===========     ============     ===========    ===========    ===========

 Weighted average number of
   common equity shares                 72,459       72,039           72,406          71,887         72,328         71,718
                                    ===========  ===========     ============     ===========    ===========    ===========

 Basic net income per common
   equity share                      $    1.22    $    1.18        $    0.82       $    0.63      $    3.45      $    2.81
                                    ===========  ===========     ============     ===========    ===========    ===========

 DILUTED CALCULATION
 -------------------

 Net income assuming dilution        $  88,609    $  85,046        $  59,557       $  45,292      $ 249,765      $ 201,525
                                    ===========  ===========     ============     ===========    ===========    ===========

 Weighted average number of
    common equity shares                72,459       72,039           72,406          71,887         72,328         71,718

 Net effect of dilutive stock
    options based on the treasury
    stock method                           419          661              424             627            448            588
                                    -----------  -----------     ------------     -----------    -----------    -----------

 Weighted average number of
    common equity shares
    assuming full conversion of
    all potentially dilutive
    securities                          72,878       72,700           72,830          72,514         72,776         72,306
                                    ===========  ===========     ============     ===========    ===========    ===========

 Diluted net income per common
    equity share                     $    1.22    $    1.17        $    0.82       $    0.62      $    3.43      $    2.79
                                    ===========  ===========     ============     ===========    ===========    ===========



     Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common equity share assumed conversion of stock options, to the extent such conversion is dilutive.

7. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires that an enterprise display comprehensive income which for the Company is the total of net income and the current year foreign currency translation adjustment. Comprehensive income consists of the following (in thousands):

                                     Three Months Ended              Six Months Ended             Twelve Months Ended
                                          June 30                        June 30                        June 30
                                -----------------------------   ---------------------------   -----------------------------
                                    1999             1998           1999           1998            1999            1998
                                -------------    ------------   ------------   ------------   ------------    -------------
  Net income                     $   88,609       $   85,046     $   59,557     $   45,292     $  249,765      $   201,525

  Foreign currency
    translation adjustment           20,978          (27,300)        32,925        (20,853)        (1,486)         (49,091)
                                -----------------------------   ------------   ------------   -----------------------------

 Comprehensive income            $  109,587       $   57,746     $   92,482     $   24,439     $  248,279      $   152,434
                                =============================   ============   ============   =============================


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

    Lafarge's three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are the Construction Materials Group, the Cement Group and Lafarge Gypsum. The basis of segmentation is consistent with the Company's December 31, 1998, year-end financial statements.

    Lafarge evaluates operating performance based on profit or loss from operations before the following items: other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income tax expense, interest and foreign exchange gains and losses.

   Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

                                                 Three Months Ended          Six Months Ended           Twelve Months Ended
                                                      June 30                    June 30                       June 30
                                              ----------------------    --------------------------    --------------------------
                                                 1999         1998         1999          1998            1999            1998
                                              ---------    ---------    -----------    -----------    -----------    -----------
   Net sales:
      Construction Materials
          Revenues from external customers     $ 384.3      $ 371.5      $   572.0    $    539.2       $ 1,372.9      $ 1,032.8
          Intersegment revenues                    0.2          0.4            2.0           1.3             3.0            1.5
      Cement
          Revenues from external customers       296.7        279.3          447.5          422.4        1,030.9          966.5
          Intersegment revenues                   34.6         33.7           52.7           49.8          120.8          117.1
      Gypsum
          Revenues from external customers        39.2         24.0           70.5           48.0          124.9           95.7
      Eliminations                               (34.8)       (34.1)         (54.7)         (51.1)        (123.9)        (118.6)
                                              ---------    ---------    -----------    -----------    -----------    -----------
   Total net sales                             $ 720.2      $ 674.8      $ 1,090.0      $ 1,009.6      $ 2,528.6      $ 2,095.0
                                              =========    =========    ===========    ===========    ===========    ===========

                                                Three Months Ended          Six Months Ended             Twelve Months Ended
                                                     June 30                     June 30                       June 30
                                              ----------------------    --------------------------    --------------------------
                                                 1999         1998          1999           1998           1999           1998
                                              ---------    ---------    -----------    -----------    -----------    -----------
   Earnings from operations:
       Construction Materials (a)              $  62.5     $   60.0       $   40.1       $   30.3        $ 181.1        $ 107.7
       Cement (a)                                 98.7         99.3           91.0           81.1          298.6          276.1
       Gypsum (a)                                 11.6          4.3           20.1            7.6           32.5           14.2
       Corporate and other                       (16.3)       (20.1)         (31.2)         (36.6)         (67.6)         (63.4)
                                              ---------    ---------    -----------    -----------    -----------    -----------

   Earnings before interest and
     income tax expense                          156.5        143.5          120.0           82.4          444.6          334.6
       Interest expense, net                     (13.0)        (4.8)         (23.7)          (8.5)         (42.3)          (9.0)
                                              ---------    ---------    -----------    -----------    -----------    -----------

   Earnings before income tax expense          $ 143.5      $ 138.7       $   96.3       $   73.9        $ 402.3        $ 325.6
                                              =========    =========    ===========    ===========    ===========    ===========



   (a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income tax expense, interest and foreign exchange gains and losses.

   Condensed consolidated geographic information consists of the following (in millions):



                                          Three Months Ended            Six Months Ended           Twelve Months Ended
                                               June 30                      June 30                      June 30
                                       --------------------------   -------------------------    -------------------------

                                            1999          1998          1999           1998          1999          1998
                                       -----------   ------------   -----------   -----------    -----------   -----------
   Net Sales

   United States                         $  506.3       $  471.1      $  778.1      $  705.0       $1,773.3      $1,299.0
   Canada                                   213.9          203.7         311.9         304.6          755.3         796.0
                                       -----------   ------------   -----------   -----------    -----------   -----------

   Total                                 $  720.2       $  674.8      $1,090.0      $1,009.6       $2,528.6      $2,095.0
                                       ===========   ============   ===========   ===========    ===========   ===========

   Earnings from Operations


   United States                         $  108.1       $   91.1      $   95.2      $   56.3       $  298.4      $  186.2
   Canada                                    48.4           52.4          24.8          26.1          146.2         148.4
                                       -----------   ------------   -----------   -----------    -----------   -----------

   Total                                    156.5          143.5         120.0          82.4          444.6         334.6
   Interest expense, net                    (13.0)          (4.8)        (23.7)         (8.5)         (42.3)         (9.0)
                                       -----------   ------------   -----------   -----------    -----------   -----------

   Earnings Before Income Tax Expense    $  143.5       $  138.7      $   96.3      $   73.9       $  402.3      $  325.6
                                       ===========   ============   ===========   ===========    ===========   ===========

     Assets by operating segment consist of the following (in millions):


                                                              June 30
                                                ---------------------------------      December 31
                                                      1999             1998               1998
                                                ---------------  ----------------    ---------------
     Assets:
        Construction Materials                    $   1,235.5      $   1,192.1       $   1,095.3
        Cement                                        1,067.2            898.7             956.4
        Gypsum                                           89.3             68.7              70.6
        Corporate, Redland goodwill and other           749.7            651.4             782.5
                                                ---------------  ----------------    ---------------


     Total assets                                 $   3,141.7      $   2,810.9       $   2,904.8
                                                ===============  ================    ===============



9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company must adopt this statement no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.


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

    In 1992, the Company's Canadian subsidiary, LCI, along with the Bertrand & Frere Construction Company Limited and others, became a defendant in lawsuits instituted in the Ontario (Canada) Court (General Division) arising from claims brought by building owners, the Ontario New Home Warranty Program and other plaintiffs regarding alleged defective concrete, fly ash and cement used in defective footings, foundations and floors. The damages claimed total more than Canadian $65 million. The amount of LCI's liability, if any, in these lawsuits is uncertain. LCI has denied liability and is contesting the lawsuits vigorously. LCI has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and the hearing was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected before December 31, 1999. LCI believes that it has insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

    Currently, the Company is involved in two remediations at two different sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site where the Company had been named a potentially responsible party ("PRP"), the remedial activities are complete, long-term maintenance and monitoring are under way, and partial contribution has been obtained from financially viable parties, including the Company. The United States Environmental Protection Agency ("EPA") has indicated it plans to delist this site from the National Priority List in 1999. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against some 47 other parties including the Company. The Company also has been named a PRP at this site. The suit alleges that in 1969 a predecessor company of the Company sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. Management believes that neither matter is material to the financial condition, results of operations or liquidity of the Company.

    When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of June 30, 1999, the liabilities recorded for environmental obligations are not material to the financial statements of the Company. Although the Company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at June 30, 1999. However, management has concluded that the possibility of material liability in excess of the amounts reported in the June 30, 1999 Condensed Consolidated Balance Sheet is remote.

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

     The Cement Group - produces and distributes portland and specialty cements, cementitious materials, and processes fuel-quality waste and alternative raw materials for use in cement kilns.

     The Construction Materials Group - produces and distributes construction aggregates, ready-mixed concrete, other concrete products and asphalt, and constructs and paves roads.

     Lafarge Gypsum - produces and distributes gypsum wallboard and related products.

Lafarge's broad range of products is complemented by its geographic diversity. Unlike many of its competitors, Lafarge has 700 operations doing business in most states in the U.S. and throughout Canada, where it operates through its major operating subsidiary, Lafarge Canada Inc.

Historically, the Company incurs a loss in the first quarter because in many of the Company's operating regions, sales and operating results are negatively impacted by winter weather conditions, which reduce construction activity. In addition, a substantial portion of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs being charged to expense as incurred. However, the first quarter results may be offset by increases in construction activity in subsequent quarters. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered as indicative of results to be expected for a full year or any other interim period.

The Company acquired certain North American construction materials operations of Redland PLC ("Redland") effective December 31, 1997 for accounting purposes. The consolidated statements of income and cash flows include the results of Redland from January 1, 1998. Since the acquisition was not financed until June 1998, financing costs were not incurred during the second quarter of 1998.

THREE MONTHS ENDED JUNE 30, 1999

During the three months ended June 30, 1999, the Company had net income of $88.6 million, or $1.22 per common diluted equity share. This compares with net income of $85.0 million, or $1.17 per common diluted equity share, for the second quarter of 1998. The increase in net interest expense of $8.2 million in 1999, compared with the second quarter of 1998, is due to debt incurred to finance the Redland acquisition. Operating results improved in most of the Company's main product lines (ready-mixed concrete, aggregates and gypsum wallboard) reflecting higher sales volumes and prices. The Company's Canadian operations reported net income of $31.4 million, or $4.4 million lower than 1998, whereas the U.S. net income was $57.2 million, $8.0 million better than 1998.

The Company's net sales increased 6.7 percent to $720.2 million, up from $674.8 million in 1998. Canadian net sales were $213.9 million, up 5.0 percent, while U.S. net sales increased 7.5 percent to $506.3 million. A very wet spring in Colorado, the Pacific Northwest and parts of Western Canada lowered shipments in most principal product categories in those markets. Prices trended upward in all main product lines of cement, ready-mixed concrete, aggregates and gypsum wallboard. Cement shipments increased 4.7 percent while gypsum wallboard volumes rose 32.4 percent. Aggregates and ready-mixed concrete shipments were relatively flat. Poor weather in the second quarter is not expected to impact full year results since backlogs are strong.

The Cement Group

The second quarter earnings from the Company's cement and waste-derived fuel processing operations were $98.7 million, $0.6 million lower than last year. A decline in shipments in Western Canada, due to the continued weakening of the economy in British Columbia and lower oilfield drilling activity in the Prairie Provinces, was offset by higher shipments in Eastern Canada and in the U.S. Net sales increased 5.7 percent reflecting both increased sales volumes and improved pricing in both countries. Canadian earnings, excluding the exchange rate fluctuation, were $30.4 million, $2.7 million lower than 1998 as a 1.4 percent increase in shipments and a 2.8 percent increase in the delivered price per ton to customers net of freight costs ("net realization") were offset by increased costs due to the startup of the newly modernized Richmond, British Columbia cement plant and the deferral of annual maintenance at the Bath, Ontario cement plant from the first quarter to the second quarter. U.S. income increased $3.3 million to $68.3 million in the quarter. Increased cement shipments of 5.6 percent, of which 3.6 percent was due to the acquisition of the Seattle, Washington cement plant on October 16, 1998, and increased net realization of
1.7 percent were partially offset by higher spending due to the acquisition of the Seattle, Washington plant. Clinker production volumes increased 1.5 percent primarily due to the acquisition of the Seattle, Washington plant, which increased production volumes by 3.7 percent and due to increased production volumes at most other cement plants. These increases were partially offset by the change in the timing of the annual maintenance at Bath which decreased volumes by 4.4 percent. Work continues on projects to increase the efficiency of the production and distribution network including the completion during the quarter of a new cement distribution terminal in south Chicago.

The Construction Materials Group

The Company's construction materials operations earned $62.5 million, $2.5 million better than the second quarter of 1998. Net sales of $384.6 million, were 3.4 percent higher than 1998, reflecting an increase in ready-mixed concrete shipments and higher average selling prices of both ready-mixed concrete and aggregates due to price increases and favorable product and geographic mix. Shipments steadily improved during the quarter with June 1999 ready-mixed concrete shipments 12.6 percent ahead of June 1998 and June shipments of aggregates 3.0 percent ahead. The 1999 outlook for ready-mix and aggregates demand is positive. In Canada, income of $26.1 million was $3.0 million higher than last year, excluding exchange rate fluctuations. Net sales in Canada were 3.7 percent higher than 1998 due to a combination of higher average concrete and aggregates selling prices and an improvement in ready-mixed concrete sales volumes which were 8.7 percent higher than 1998. Increased project work in the Maritime Provinces and stronger demand in northeastern Ontario, Quebec and Alberta were partially offset by weaker conditions in British Columbia and the Prairie Provinces. Aggregates volume in Canada increased by 0.8 percent to 10.5 million short tons as higher volumes in Quebec, the Maritime Provinces and northeast Ontario were offset by lower shipments (7.4 percent) in Western Canada. In the U.S., second quarter operating earnings of $36.6 million were up slightly from 1998. Net sales were up 3.2 percent as a result of higher average prices in both ready-mixed concrete and aggregates. Ready-mixed concrete volumes decreased 5.7 percent largely due to one of the wettest springs in history in Colorado but were partially offset by increased activity in Maryland and Wisconsin. The wet weather in the Western U.S. decreased aggregates volumes 5.0 percent to 11.3 million short tons. During the quarter, two former Redland quarries (acquired from Lafarge S.A. in June 1998) were upgraded and improvements were also made to recently acquired aggregates and paving businesses in New Mexico.

Lafarge Gypsum

Operating profit from the Company's gypsum wallboard operations was $11.6 million, $7.3 million better than 1998 primarily due to higher shipments and prices. The U.S. market is still distributing wallboard to customers on a strict allocation basis. Net selling price to customers net of freight was 22.6 higher and shipments were 32.4 percent higher, which boosted net sales by 62.9 percent. Shipments of gypsum wallboard increased 11.9 percent as a result of higher production and strong demand in the U.S., 18.2 percent as a result of the inclusion of Canadian operations acquired in January 1999 and 2.3 percent as a result of wallboard imports from Europe. Final permits were obtained and site work began on the 900 million square foot wallboard plant to be built in Silver Grove, Kentucky.

For the quarters ended June 30, 1999 and 1998, the Company recorded an income tax expense of $54.9 million and $53.7 million as a result of the earnings from its Canadian and U.S. operations. The Company's effective income tax rate was 38.3 percent in 1999 and 38.7 percent in 1998.

SIX MONTHS ENDED JUNE 30, 1999

The Company's net income of $59.6 million, or $0.82 per diluted common equity share compares with net income of $45.3 million or $0.62 per share for the first six months of 1998. In Canada, net income was $18.9 million, $2.5 million lower than 1998. U.S. net income of $40.7 million was $16.8 million or 70.3 percent higher than 1998.

Net sales were $1.1 billion, an 8.0 percent increase over net sales in 1998. Cement shipments were 4.8 percent higher than 1998. Aggregates volumes decreased
1.8 percent, ready-mixed concrete volumes improved 3.8 percent and gypsum volumes improved 23.2 percent. Canadian net sales of $311.9 million were 2.4 percent above 1998 while U.S. net sales of $778.1 million improved by 10.4 percent.

The Cement Group

Earnings from the Company's cement and waste-derived fuel processing operations were $91.0 million, $9.9 million better than last year due to increased shipments and higher net realized prices partly offset by increased maintenance and repair costs. Overall net sales from cement and waste-derived fuel processing improved by 5.8 percent. Earnings from Canadian operations of $25.7 million were $1.2 million lower than 1998, excluding exchange rate fluctuations. Canadian net sales decreased by 4.9 percent. Overall Canadian cement shipments were down 2.5 percent; however, Western Canada cement shipments decreased 13.4 percent due to weak conditions in British Columbia, a reduction in oilwell drilling activity and poor weather in certain markets during the second quarter. In the U.S., earnings were $65.3 million, $12.1 million or 22.7 percent higher than 1998 with a 9.7 percent increase in net sales, of which 3.5 percent was due to the acquisition of the Seattle, Washington plant on October 16, 1998. This improvement was due to an increase in shipments of 7.0 percent, of which 4.1 percent was due to the acquisition of the Seattle, Washington plant, and an increase in net realized prices of 2.9 percent. Overall clinker production increased 343 tons or 6.7 percent due to increased production at the Woodstock, Ontario plant (1.4 percent) and the acquisition of the Seattle, Washington plant (3.5 percent).

The Construction Materials Group

The Company's construction materials operations earned $40.1 million, $9.8 million better than 1998. Net sales improved 6.2 percent. In Canada, earnings were $11.3 million, $2.6 million better than 1998, excluding exchange rate fluctuations. Canadian net sales were 3.5 percent greater, reflecting flat aggregates volumes and a 6.6 percent increase in ready-mixed concrete volumes. Aggregates selling prices increased 4.3 percent from the prior year and ready-mixed concrete selling prices increased 3.6 percent. U.S. earnings were $28.8 million, $7.6 million better than 1998. U.S. net sales were up

8.1 percent. Aggregates volumes decreased by 3.1 percent and ready-mixed concrete volumes increased 1.2 percent. Aggregates selling prices increased 3.7 percent from the prior year and ready-mixed concrete selling prices increased
4.1 percent.

Lafarge Gypsum

The Company's gypsum operations earned $20.1 million, $12.5 million higher than 1998, due to increased volumes of 8.2 percent which resulted from higher demand, the acquisition of the Cornerbrook, Newfoundland plant which increased volumes
13.9 percent, and a 1.1 percent increase in sales of imported wallboard. Net selling price to customers net of freight was 14.5 percent higher which along with the increase in shipments increased net sales by 46.7 percent.

Income tax expense was $36.8 million, $8.2 million greater than 1998. The Company's effective income tax rate was 38.2 percent in 1999 and 38.7 percent in 1998.

TWELVE MONTHS ENDED JUNE 30, 1999

The Company reported net income of $249.8 million in 1999, a $48.3 million increase compared with $201.5 million for the twelve months ended June 30, 1998. Operating profits were $444.6 million, a $110.0 million improvement over the $334.6 million earned in 1998. Net sales of $2.5 billion increased 20.7 percent from $2.1 billion in 1998 primarily due to the inclusion of Redland operations which were consolidated beginning January 1, 1998, along with increased product shipments and improved cement, gypsum and ready-mixed concrete selling prices. Canadian net sales decreased 5.1 percent while U.S. net sales increased 36.5 percent. If Redland operations were included for all twelve months in the comparative period ended June 30, 1998, net income, operating profit and net sales would have been approximately $226.9 million, $387.5 million and $2.4 billion, respectively.

The Cement Group

Earnings from the Company's cement and waste-derived fuel processing operations were $298.6 million, $22.5 million or 8.1 percent better than last year. Earnings from U.S. operations of $198.3 million were $17.5 million or 9.7 percent better than 1998. In the U.S., cement net realization and shipments increased 3.5 percent and 7.4 percent, respectively. Earnings from Canadian operations of $110.6 million were $16.3 million higher than 1998, excluding exchange rate fluctuations. Net realization in Canada increased 3.4 percent while sales volumes decreased 3.9 percent.

The Construction Materials Group

The Company's construction materials operations earned $181.1 million, $73.4 million better than the $107.7 million earned in 1998. In Canada, earnings were $80.8 million, $11.7 million better than 1998, excluding exchange rate fluctuations. Ready-mixed concrete volumes in Canada increased 1.2 percent while aggregates volumes increased

13.5 percent in part due to the inclusion of Redland. Canadian ready-mixed concrete selling prices were 3.0 percent higher while aggregates prices were 7.5 percent higher. In the U.S., including the significant impact of the Redland acquisition, earnings were $106.6 million, $68.1 million better than 1998. U.S. ready-mixed concrete volumes increased 102.0 percent while selling prices improved 8.5 percent. Aggregates volumes were up 193.4 percent and selling prices improved 16.8 percent.

Lafarge Gypsum

Earnings from the Company's gypsum operations were $32.5 million, $18.3 million better than 1998 due to increased volumes of 13.4 percent from increased demand, the acquisition of the Cornerbrook, Newfoundland wallboard plant and imported wallboard. Net selling price to customers less freight increased 12.6 percent.

Selling and administrative expenses of the Company were $31.4 million higher primarily due to acquisitions, combined with higher legal and other professional fees. Selling and administrative expenses as a percentage of sales decreased to
8.7 percent from 9.1 percent in the prior year. The Company's effective income tax rate was 37.9 percent in 1999 and 38.1 percent in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a syndicated, committed revolving credit facility totaling $300.0 million extending through December 8, 2003. At June 30, 1999, no amounts were outstanding. The Company is required to pay annual commitment fees of 0.1 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

Net cash of $39.6 million was used by operating activities in the first six months of 1999 compared with net cash used of $56.4 million in the same period in 1998. Net cash used for investing activities in the six-month period of 1999 was $177.6 million higher than the same period last year mainly due to higher capital expenditures which resulted from increased spending on plant modernizations underway in Richmond, British Columbia and Kansas City, Missouri. In the first six months of 1999, net cash provided by financing activities was $92.1 million compared with net cash used of $8.8 million in the same period in 1998 due to an increase in short-term borrowings. The increased financing activity was related to acquisitions and capital improvements made by the Company in the first six months of the year.

During the first six months of 1999, the most significant uses of cash were capital expenditures of $137.0 million, acquisitions of $49.6 million, $39.6 million used by operations including seasonal changes in working capital and dividends paid of $14.7 million. This compares with capital expenditures of $102.5 million, acquisitions of $36.3 million and dividends paid of $15.6 million during the first six months of 1998. The most significant sources of funds were short-term borrowings of $105.6 million and proceeds on sale of property, plant and equipment of $11.7 million.

Net cash provided by operating activities for the twelve-months ended June 30, 1999, increased by $110.2 million to $392.9 million over the same period in 1998 due to higher net income and higher non-cash charges, particularly depreciation. Increased depreciation and amortization charges are primarily related to increased depreciable assets and goodwill associated with the Redland acquisition and capital expenditures on plant and equipment. Compared with the twelve-months ended June 30, 1998, net cash used for investing activities in the same period in 1999 increased by $211.2 million to $340.6 million due to increased capital spending and acquisitions.

Capital expenditures (including acquisitions already completed) are expected to be approximately $485.1 million in 1999.

The Company is exposed to foreign currency exchange rate risk inherent in its Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in the Company's debt. The Company primarily uses fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and uses forward treasury lock agreements to hedge interest rate change on anticipated debt issuances. There have been no significant changes in expected maturity dates and average interest rates since the December 31, 1998 year end.

OTHER FACTORS AFFECTING THE COMPANY - YEAR 2000

Overview

Year 2000 computer issues may affect the Company's business application software and supporting computer infrastructure ("IT Systems") and embedded technology systems such as process control equipment, instrumentation and other field systems ("Non-IT Systems"). The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. Computer systems using the "two-digit" format may experience problems handling date-sensitive calculations beyond the year 1999. This inability to recognize or properly treat the Year 2000 could cause computer systems and embedded technology to produce inaccurate results or to fail, and could result in an interruption in, or a failure of, certain business activities or operations.

In addition, the Year 2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. At this time, it is difficult to predict the effects such disruptions could have and the liabilities that any company may face as a result of these failures. Moreover, companies must not only consider their own products and computer systems, but also the Year 2000 readiness of any third parties, including principal customers, key vendors and suppliers, utilities, banks and similar service providers.

Potential operating disruptions of the Company caused by Year 2000 computer issues may be mitigated because:

      - none of the Company's products - cement, concrete, aggregates and gypsum wallboard - contain date-sensitive technology;

      - typically, in December and January, construction activities utilizing the Company's products slow down, and may even cease, due to winter weather;

      - the Company, in anticipation of the winter seasonality typical of its operations, traditionally builds its inventories to supply winter and early spring demands for the Company's products;

      - the Company's quarries (gypsum, limestone and other minerals) supply many of the raw materials to produce the Company's products;

      - except for utilities, banks and similar services providers, the Company is not significantly dependent on any single third-party supplier or vendor;

      -   the Company has no significant single customer.

However, even with these possible mitigating factors, and although the Company believes it has an effective plan to address Year 2000 issues, certain Year 2000 issues are beyond the Company's control. Because these issues concern, for example, the Year 2000 readiness of third parties, including utilities, banks and similar service providers, the Company is unable to determine the likelihood of a material impact on its financial condition, results of operations or liquidity. However, the Company's Year 2000 compliance program (the "Year 2000 Program") is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues, including Year 2000 readiness of third parties. The Company believes that after completion of the Year 2000 projects as scheduled, the possibility of significant interruptions of its normal operations should be reduced.

State of Readiness

In the first half of 1997, the Company organized and implemented its Year 2000 Program, which includes a program management office staffed with full time professionals dedicated to the resolution of Year 2000 issues. The objective of the Year 2000 Program is to avoid loss of revenues, unplanned downtime or other adverse impacts on the Company's business. Each of the Company's major operating locations has a designated point of contact who is responsible for the development and implementation of that operating location's Year 2000 strategy. The Year 2000 Program addresses the essential phases, activities and tasks that the Company must undertake for the successful execution of its Year 2000 Program. The Company has identified four phases to describe its process of achieving Year 2000 readiness: (1) inventory and assessment, (2) optimum scenario definition, (3) transition plan definition and (4) implementation.

The Company has completed the first three phases and determined the potential impact of the Year 2000 on its IT Systems and Non-IT Systems. The transition plan developed in the third phase includes the replacement of certain equipment and modification of certain software to recognize the turn of the century. Phase four, the implementation phase, is ongoing.

The Company's IT Systems that were not Year 2000 ready are in the process of being replaced by software applications or upgraded to Year 2000 ready systems. The IT Systems implementation phase is expected to be completed by September 30, 1999. As of June 30, 1999, approximately 75 percent of the Company's IT Systems are Year 2000 ready. Of the remaining 25 percent of the IT Systems that are not Year 2000 ready, 20 percent are considered critical. "Critical," as applied to IT and Non-IT Systems, means systems that are critical to maintaining operations or the failure of which would result in significant costs or disruptions or shutdowns of operations.

As of June 30, 1999, approximately 80 percent of the Company's Non-IT Systems are Year 2000 ready. Of the remaining 20 percent of the Company's Non-IT Systems that are not Year 2000 ready, 30 percent are considered critical.

Other computer system projects have not been significantly postponed due to the Year 2000 Program. The dates on which the Company believes the Year 2000 projects will be completed are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Program.

Third Parties

The Company's operating locations have identified their principal suppliers and vendors to whom letters have been sent requesting information on their Year 2000 readiness programs and their state of readiness. As of June 30, 1999, approximately 70 percent of the Company's principal suppliers and vendors identified have provided a written response. The operating locations analyze the responses received to those letters, and review the 30 percent from whom no response was received, and evaluate the risks and develop follow-up plans and/or alternatives and/or contingency plans as necessary.

Costs to Address Year 2000 Issues

The Year 2000 Program is expected to result in estimated non-recurring spending of approximately $18.0 million to $21.0 million. As of June 30, 1999, the Company has incurred approximately $13.3 million ($8.0 million capital and $5.3 million expense) for upgrading or replacing its IT and Non-IT Systems. Of the expenditures remaining, approximately 70 percent will be capitalized. Internal resource requirements are estimated at 53,000 hours of which approximately 44,000 hours have been incurred through June 30, 1999. The Company believes, with appropriate system replacement or modification, it will be able to operate its time-sensitive IT Systems and Non-IT Systems through the turn of the century. However, certain Year 2000 issues are beyond the Company's control including the Year 2000 readiness of third parties.

Quality Assurance Review

The Company's Year 2000 strategies include the audit of Year 2000 readiness of its major operating locations. This Quality Assurance Review includes the Company's 15 cement plants, 3 gypsum plants and a sampling of construction materials plant sites. The Quality Assurance Review has already been performed at 6 cement plants, 1 gypsum plant and 12 construction materials plant sites. Findings have been documented and discussed with local management and corrective actions are being implemented, when applicable.

Contingency Plans

A Year 2000 risk management methodology has already been implemented in all the Company's operating locations. For most operating locations, risks have been identified, assessed for probability and impact, and prioritized. For most operating locations, drafts of the contingency plans were submitted for review by March 31, 1999. Mitigation actions are currently being implemented and, when necessary and justified, contingency plans are currently being developed and validated with an estimated completion date of August 31, 1999.

Risks of the Company's Year 2000 Issues

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. At this time, the Company is unable to determine if the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. This is substantially the result of the general uncertainty of the Year 2000 problem, and the uncertain impact of Year 2000 readiness of third parties.

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

The Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues, including the Year 2000 compliance and readiness of third parties. The Company believes that, with completion of the projects as scheduled, the possibility of significant interruptions of normal operations should be reduced and that it would be able to operate its date-sensitive business applications and embedded technology systems through the turn of the century. At the present time, the Company anticipates that its computer systems will be Year 2000 ready in all material respects. There can be no assurance, however, of complete compliance.

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

On March 18, 1998, a shareholder derivative lawsuit, Harbor Finance Partners v. Collomb et al., was filed in the Circuit Court for Montgomery County, Maryland. The lawsuit, filed against all of the directors of Lafarge Corporation (the "Company"), alleges that they committed breach of fiduciary duty, corporate waste, and gross negligence in connection with the Company's purchase of a number of construction materials businesses in North America from Lafarge S.A., its majority stockholder (the "Redland Transaction"). Lafarge S.A. took control of these businesses in late 1997, when it acquired the British construction materials firm Redland PLC.

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

On May 7, 1999, the directors appealed this decision to the Maryland Court of Special Appeals. On June 8, 1999, the court dismissed the appeal. In a series of strategic amendments by interlineation of the amended complaint, filed on May 28, June 9, and July 16, 1999, respectively, two individual shareholders joined this litigation and the original plaintiff, Harbor Finance Partners, deleted itself from the case. The case in the Circuit Court for Montgomery County, Maryland, is now captioned Werbowsky et al. v. Collomb et al. The plaintiffs are seeking an unspecified amount of money damages for the alleged breach of fiduciary duty, corporate waste and gross negligence in connection with the alleged overpayment by the Company for the businesses it acquired in the Redland Transaction. Discovery on the merits of this matter continues in full progress under a scheduling order that has a completion date of October 15, 1999. As yet no trial date has been set. The Company has been advised by its directors that the lawsuit against them, which challenges their conduct in evaluating and approving the Redland Transaction, is without merit. The directors have been vigorously contesting the lawsuit.

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

ITEM 5.      OTHER INFORMATION

On May 26, 1999, the Company made the following executive officer appointments in its cement operations that will become effective September 1, 1999:

Peter H. Cooke, 50, was appointed Executive Vice President-Cement of Lafarge Corporation with responsibility for cement strategy and performance. Cooke previously served as Executive Vice President of Lafarge Corporation, responsible for Canadian cement operations from March 1, 1996 to August 31, 1999. Prior to that, he served as Senior Vice President and President of the Company's Eastern Cement Region from July 1990 to February 1996.

Michael J. Balchunas, 51, became Senior Vice President and President of Cement-U.S. Balchunas previously served as Senior Vice President of Lafarge Corporation, and President of the Company's western Canada cement operations from July 1, 1996 to August 31, 1999. From March 1992 to July 1996, he was President of Systech Environmental Corporation, a wholly-owned subsidiary of the Company. Prior to that, he served as Vice President of Operations of the Company's Great Lakes Region from July 1990 to March 1992.

Jean-Marc Lechene, 41, was appointed Senior Vice President of Lafarge Corporation and President of Cement-Canada, following the consolidation of the Company's cement operations in Canada into one region with its main office in Montreal, Quebec. Lechene previously served as Management Director of cement and concrete operations in China for the Lafarge Group from March 1996 to August 31, 1999.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. The following Exhibit is filed as part of this Form 10-Q and is incorporated herein by reference.

             Exhibit
             Number                   Description
             -------                  -----------
               27                     Financial Data Schedule


       (b)   Reports on Form 8-K

             The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAFARGE CORPORATION


Date: August _____, 1999                    By:   /s/ Larry J. Waisanen
                                                  ----------------------
                                                  LARRY J. WAISANEN
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                    Description
-------                   -----------
  27                      Financial Data Schedule