Form 10-Q
period 1999-09-30
LAFARGE CORP
filed 1999-11-12
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1999
                               -------------------------------------------------

                                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

Commission file number             001-08584
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

The number of shares of common stock, par value $1.00 per share, of Lafarge Corporation (the "Common Stock") outstanding as of the latest practicable date, October 29, 1999, was 68,446,118. In addition, as of such date, there were outstanding 4,468,686 Exchangeable Preference Shares, no par value per share, of Lafarge Canada Inc. that are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements
           of Income (unaudited) - Three-Month and
           Nine-Month Periods Ended September 30, 1999 and 1998                         1

           Condensed Consolidated Balance Sheets -
           September 30, 1999 (unaudited), September 30, 1998 (unaudited) and
           December 31, 1998                                                            2

           Condensed Consolidated Statements of
           Cash Flows (unaudited) - Nine-Month
           Periods Ended September 30, 1999 and 1998                                    3

           Notes to Condensed Consolidated Financial Statements                         4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                           17

Item 5.    Other Information                                                           19

Item 6.    Exhibits and Reports on Form 8-K                                            19

SIGNATURE                                                                              20

INDEX TO EXHIBITS                                                                      21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30                       SEPTEMBER 30
                                             ------------------------------    -------------------------------
                                                 1999             1998             1999              1998
                                             -------------    -------------    --------------    -------------
NET SALES                                    $ 872,416        $   810,239      $ 1,962,411       $ 1,819,826
                                             -------------    -------------    --------------    -------------

COSTS AND EXPENSES

Cost of goods sold                             585,434            542,893        1,440,661         1,349,332
Selling and administrative                      59,105             53,608          170,213           160,462
Amortization of goodwill                         4,388              4,800           13,221            12,819
Other (income) expense, net                     (6,968)             (760)          (12,175)            5,081
                                             -------------    -------------    --------------    -------------

Earnings from operations                       230,457            209,698          350,491           292,132

Interest expense                                14,622             14,280           45,534            32,476
Interest income                                 (3,012)            (6,290)         (10,229)          (15,915)
                                             -------------    -------------    --------------    -------------

EARNINGS BEFORE INCOME TAXES                   218,847            201,708          315,186           275,571
Income tax expense                             (79,816)           (77,964)        (116,598)         (106,535)
                                             -------------    -------------    --------------    -------------

NET INCOME                                   $ 139,031        $   123,744      $   198,588       $   169,036
                                             =============    =============    ==============    =============
NET INCOME PER COMMON EQUITY
 SHARE-BASIC                                 $    1.91        $      1.71      $      2.74       $      2.35
                                             =============    =============    ==============    =============
NET INCOME PER COMMON EQUITY
   SHARE-DILUTED                             $    1.90        $      1.70      $      2.72       $      2.33
                                             =============    =============    ==============    =============

DIVIDENDS PER COMMON EQUITY SHARE            $     .15        $       .12      $       .45       $       .36
                                             =============    =============    ==============    =============

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    SEPTEMBER 30         SEPTEMBER 30         DECEMBER 31
                                                        1999                 1998                1998
                                                    (UNAUDITED)           (UNAUDITED)          (AUDITED)
                                                  -----------------     ----------------    ----------------
ASSETS

Cash and cash equivalents                             $   211,061        $   166,280        $   271,138
Short-term investments                                     10,812             60,224             17,070
Receivables, net                                          570,690            515,075            335,229
Inventories                                               277,182            243,933            247,944
Other current assets                                       78,571             59,874             66,510
                                                  -----------------     ----------------    ----------------
Total current assets                                    1,148,316          1,045,386            937,891

Property, plant and equipment, (less
  accumulated depreciation
  and depletion of $1,275,783, $1,121,513 and
  1,148,919)                                          $ 1,561,997          1,311,565          1,400,753
Excess of cost over net assets of  businesses
  acquired, net                                           350,403            331,710            353,548
Other assets                                              209,870            211,108            212,605
                                                  -----------------     ----------------    ----------------
TOTAL ASSETS                                          $ 3,270,586        $ 2,899,769        $ 2,904,797
                                                  =================     ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities              $   399,081        $   372,048        $   353,736
Short-term borrowings and current portion of
  long-term debt                                           86,194             35,816             44,560
Income taxes payable                                       79,759             58,908             16,681
Payable to Lafarge S.A                                          -             28,299                  -
                                                  -----------------     ----------------    ----------------
Total current liabilities                                 565,034            495,071            414,977

Long-term debt                                            737,286            753,714            751,151
Deferred income tax                                       111,716            103,824            110,398
Other post-retirement benefits                            155,046            150,007            150,064
Other long-term liabilities                                66,134             59,897             63,033
                                                  -----------------     ----------------    ----------------
Total liabilities                                       1,635,216          1,562,513          1,489,623
                                                  -----------------     ----------------    ----------------

Common equity

Common stock ($1.00 par value; authorized 110.1
     million shares; issued 68.4, 67.1 and 67.4
     million shares, respectively)                         68,442             67,084             67,370
Exchangeable preference shares (no par or
     stated value; authorized 24.3 million shares;
     issued 4.5,  5.2 and 4.9 million shares,
     respectively)                                         32,865             37,229             35,814
Additional paid-in-capital                                691,489            650,169            672,555
Retained earnings                                         958,498            736,457            792,058
Accumulated other comprehensive loss                     (115,924)          (153,683)          (152,623)
                                                  -----------------     ----------------    ----------------
Total shareholders' equity                              1,635,370          1,337,256          1,415,174
                                                  -----------------     ----------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 3,270,586        $ 2,899,769        $ 2,904,797
                                                  =================     ================    ================

See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                    NINE MONTHS
                                                  ENDED SEPTEMBER 30
                                            -------------------------------
                                                1999              1998
                                            -------------     -------------
CASH FLOWS FROM OPERATIONS

Net income                                   $198,588         $ 169,036
Adjustments to reconcile net income to
net cash provided by (used in) operations:
    Depreciation, depletion and
        amortization                          123,534           115,983
    Provision for bad debts                     1,497             2,096
    Gain on sale of assets                     (6,636)           (2,506)
    Deferred income taxes                      (6,661)           (4,772)
    Other post-retirement benefits              4,208             3,610
    Other noncash charges and credits, net     (3,258)            14,045
    Net change in working capital            (156,233)         (142,044)
                                            -------------     -------------
Net cash provided by operations                155,039           155,448
                                            -------------     -------------

CASH FLOWS FROM INVESTING

  Capital expenditures                       (214,008)         (152,170)
  Acquisitions                                (55,554)          (37,922)
  Redemptions of short-term investments         6,258            95,144
  Proceeds from property, plant and
   equipment dispositions                      13,176            17,757
  Other                                        13,179            28,442
                                            -------------     -------------
Net cash used for investing                  (236,949)         (48,749)
                                            -------------     -------------

CASH FLOWS FROM FINANCING

  Repayment of Lafarge S.A. payable              -             (690,000)
  Net increase in short-term and
   long-term  borrowings (includes
   current portion)                            24,516           621,378
  Issuance of equity securities, net            3,747            10,517
  Dividends, net of reinvestments             (18,838)          (23,343)
  Financing costs and other                      -              (11,998)
                                            -------------     -------------
Net cash provided by (used in) financing        9,425           (93,446)
                                            -------------     -------------
Effect of exchange rate changes                12,408           (21,136)
                                            -------------     -------------
NET DECREASE  IN CASH AND
  CASH EQUIVALENTS                            (60,077)           (7,883)
                                            -------------     -------------
CASH AND CASH EQUIVALENTS AT
  THE BEGINNING OF THE PERIOD                 271,138           174,163
                                            -------------     -------------
CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                     $ 211,061         $ 166,280
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

     Lafarge has approximately 500 operations doing business in most states and throughout Canada, where it operates through its major operating subsidiary, Lafarge Canada Inc. ("LCI"). The Company's primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge, including the Company's outstanding common stock, par value $1.00 per share (the "Common Stock") and LCI's Exchangeable Preference Shares (the "Exchangeable Shares").

     On June 3, 1998, the Company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million. Redland produces and sells aggregates, ready-mixed concrete and asphalt and performs paving and related contracting services. Redland operated primarily in the U.S. and owned two quarry operations in Ontario, Canada. Lafarge S.A. acquired Redland PLC in December 1997. Since the Company acquired Redland from its majority stockholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, as of December 31, 1997, Redland assets and liabilities acquired by the Company from Lafarge S.A. were transferred to the Company at Lafarge S.A.'s historical cost, which approximates the $690 million purchase price paid by the Company. The Company's condensed consolidated balance sheets as of September 30, 1999, December 31, 1998 and September 30, 1998 include the balance sheets of Redland. The condensed consolidated statements of income and cash flows include Redland from January 1, 1998.

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

4. Inventories are valued at the lower of cost or market. The majority of the Company's U.S. cement inventories, other than maintenance and operating supplies, are costed using the last-in, first-out ("LIFO") method, and all other inventories are valued at average cost. At September 30, 1999 and 1998, and at December 31, 1998, inventories consisted of the following (in thousands):

                                               September 30
                                         -----------------------      December 31
                                           1999           1998           1998
                                         --------       --------       --------
Finished products                        $150,159       $126,147       $129,838
Work in process                            18,677         12,025         10,878
Raw materials and fuel                     53,410         59,998         55,760
Maintenance and operating supplies         54,936         45,763         51,468
                                         --------       --------       --------
Total inventories                        $277,182       $243,933       $247,944
                                         ========       ========       ========

5.   Cash paid for interest and income taxes is as follows
     (in thousands):

                                                        Nine months
                                                     Ended September 30
                                           --------------------------------------
                                                1999                     1998
                                           -------------           --------------
          Interest                         $ 33,205                $   24,521
          Income taxes (net of refunds)    $ 68,057(a)             $    96,133

     (a) Includes a refund of $23.4 million from the Internal Revenue Service.

6. Earnings per share for the three and nine months ended September 30, 1999 and 1998 includes the following components (in thousands, except per share amounts):

                                                    Three Months Ended             Nine Months Ended
                                                       September 30                   September 30
                                                 -----------------------       ------------------------
                                                   1999            1998          1999           1998
                                                 --------       --------       --------       ---------
BASIC CALCULATION
-----------------
Net Income                                       $139,031       $123,744       $198,588       $169,036
                                                 ========       ========       ========       ========
Weighted average number of common
    equity shares                                  72,740         72,229         72,519         72,004
                                                 ========       ========       ========       ========

Basic net income per common equity share         $   1.91       $   1.71       $   2.74       $   2.35
                                                 ========       ========       ========       ========

DILUTED CALCULATION
-------------------

Net Income, assuming dilution                    $139,031       $123,744       $198,588       $169,036
                                                 ========       ========       ========       ========

Weighted average number of common
    equity share                                   72,740         72,229         72,519         72,004

Net effect of dilutive stock options based
   on the treasury stock method                       372            487            414            626
                                                 --------       --------       --------       --------

Weighted average number of common
   equity shares assuming full conversion
   of all potentially dilutive securities          73,112         72,716         72,933         72,630
                                                 ========       ========       ========       ========

Diluted net income per common equity share       $   1.90       $   1.70       $   2.72       $   2.33
                                                 ========       ========       ========       ========

     Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common equity share assumed conversion of stock options, to the extent such conversion is dilutive.

7.   Comprehensive income consists of the following (in thousands):

                                    Three Months Ended               Nine months Ended
                                       September 30                     September 30
                                -------------------------        -------------------------
                                   1999            1998             1999            1998
                                ---------       ---------        ---------       ---------
Net income                      $ 139,031       $ 123,744        $ 198,588       $ 169,036

Foreign currency
   translation adjustment           3,774         (35,471)          36,699         (56,324)
                                ---------       ---------        ---------       ---------
Comprehensive income            $ 142,805       $  88,273        $ 235,287       $ 112,712
                                =========       =========        =========       =========

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

     Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

                                                Three Months Ended             Nine months Ended
                                                   September 30                   September 30
                                              -----------------------     ---------------------------
                                                 1999          1998           1999            1998
                                              ---------     ---------     ----------      -----------
Net sales:
   Construction Materials
       Revenues from external customers       $  472.8      $  453.6      $  1,044.9      $    992.8
       Intersegment revenues                       0.5           0.3             2.5             1.6
   Cement
       Revenues from external customers          357.2         329.9           804.7           752.3
       Intersegment revenues                      40.8          38.0            93.5            87.9
   Gypsum
       Revenues from external customers           42.3          26.7           112.8            74.7
        Intersegment revenues                      0.9           -               0.9             -
   Eliminations                                  (42.1)        (38.3)          (96.9)          (89.5)
                                              ---------     ---------     ----------      -----------
Total net sales                               $  872.4      $  810.2      $  1,962.4      $  1,819.8
                                              =========     =========     ==========      ===========

                                            Three Months Ended          Nine months Ended
                                               September 30                September 30
                                          -----------------------     -----------------------
                                            1999           1998         1999          1998
                                          ---------     ---------     ---------     ---------
Earnings from operations:
    Construction Materials (a)            $   95.0      $   94.4      $  135.2      $  124.7
    Cement (a)                               139.5         126.5         230.5         207.6
    Gypsum (a)                                12.1           5.7          32.2          13.3
    Corporate and other                      (16.2)        (16.9)        (47.4)        (53.5)
                                          ---------     ---------     ---------     ---------

Earnings before interest and
  income tax expense                         230.4         209.7         350.5         292.1
    Interest expense, net                    (11.6)         (8.0)        (35.3)        (16.5)
                                          ---------     ---------     ---------     ---------
Earnings before income tax  expense       $  218.8      $  201.7      $  315.2      $  275.6
                                          =========     =========     =========     =========

(a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income tax expense, interest and foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

                                           Three Months Ended            Nine months Ended
                                              September 30                  September 30
                                         ----------------------      --------------------------
                                           1999           1998          1999            1998
                                         --------      --------      ----------      ----------
Net sales:

United States                            $  612.4      $  554.9      $  1,390.5      $  1,259.9
Canada                                      260.0         255.3           571.9           559.9
                                         --------      --------      ----------      ----------
Total net sales                          $  872.4      $  810.2      $  1,962.4      $  1,819.8
                                         ========      ========      ==========      ==========

Earnings from operations:

United States                            $  149.6      $  125.7      $    244.8      $    182.0
Canada                                       80.8          84.0           105.7           110.1
                                         --------      --------      ----------      ----------

Earnings before interest and
   income tax expense                       230.4         209.7           350.5           292.1
Interest expense, net                       (11.6)         (8.0)          (35.3)          (16.5)
                                         --------      --------      ----------      ----------
Earnings before income tax expense       $  218.8      $  201.7      $    315.2      $    275.6
                                         ========      ========      ==========      ==========

     Assets by operating segment consist of the following (in millions):

                                                      September 30
                                               -------------------------     December 31
                                                  1999           1998           1998
                                               ----------     ----------     ----------
Assets:
   Construction Materials                      $  1,315.2     $  1,224.4     $  1,095.3
   Cement                                         1,127.5          943.4          956.4
   Gypsum                                            94.1           69.9           70.6
   Corporate, Redland goodwill and other            733.8          662.1          782.5
                                               ----------     ----------     ----------
Total assets                                   $  3,270.6     $  2,899.8     $  2,904.8
                                               ==========     ==========     ==========

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

     In September 1999, the company announced that its Lafarge Gypsum division will build a new $85 million gypsum wallboard manufacturing facility in northern Florida. When the plant begins operating in early 2001, Lafarge's gypsum wallboard capacity will increase to more than 2.5 billion square feet per year.

11. The Company self-insures for workers' compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

     In 1992, the Company's Canadian subsidiary, LCI, along with Bertrand & Frere Construction Company Limited and others, became a defendant in lawsuits instituted in the Ontario (Canada) Court (General Division) arising from claims brought by building owners, the Ontario New Home Warranty Program and other plaintiffs regarding alleged defective concrete, fly ash and cement used in defective footings, foundations and floors. The damages claimed total more than Canadian $65 million. The amount of LCI's liability, if any, in these lawsuits is uncertain. LCI has denied liability and is contesting the lawsuits vigorously. LCI has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and the hearing was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected before December 31, 1999.

     In the third quarter of 1999, LCI became involved as a defendant in a class action brought by homeowners claiming to have defective foundations poured with concrete supplied by Bertrand & Frere in the same time period as the plaintiffs in the completed trial. The number of potential members in the class and the total amount of damages claimed are undetermined at this time. LCI is opposing certification of the action as a class action and is defending the claim vigorously. A hearing is set for late November 1999 to decide if the certification and other related motions will be stayed until the decision is handed down in the completed trial.

     Currently, the Company is involved in two remediations at two different sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site where the Company had been named a potentially responsible party ("PRP"), the remedial activities are complete, long-term maintenance and monitoring are under way, and partial contribution has been obtained from financially viable parties, including the Company. The United States Environmental Protection Agency ("EPA") has delisted this site from the National Priority List. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against some 47 other parties including the Company. The Company also has been named a PRP at this site. The suit alleges that in 1969 a predecessor company of the Company sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. Management believes that neither matter is material to the financial condition, results of operations or liquidity of the Company.

     When the Company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of September 30, 1999, the liabilities recorded for environmental obligations are not material to the financial statements of the Company. Although the Company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at September 30, 1999. However, management has concluded that the possibility of material liability in excess of the amounts reported in the September 30, 1999 Condensed Consolidated Balance Sheet is remote.

     In the ordinary course of business, the Company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all legal and environmental matters will be resolved without material adverse impact to the Company's financial condition, results of operations or liquidity.

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

Lafarge's broad range of products is complemented by its geographic diversity. Unlike many of its competitors, Lafarge has approximately 500 operations doing business in most states in the U.S. and throughout Canada, where it operates through its major operating subsidiary, Lafarge Canada Inc.

Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered as indicative of results to be expected for a full year or any other interim period.

The Company acquired certain North American construction materials operations of Redland PLC ("Redland") effective December 31, 1997 for accounting purposes. The consolidated statements of income and cash flows include the results of Redland from January 1, 1998. Since the acquisition was not financed until June 1998, significant financing costs were not incurred until the third quarter of 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999

During the three months ended September 30, 1999, the Company had net income of $139.0 million, or $1.90 per common diluted equity share. This compares with net income of $123.7 million, or $1.70 per common diluted equity share, for the third quarter of 1998. Operating results improved in all of the Company's main product lines (cement, ready-mixed concrete, aggregates and gypsum wallboard) reflecting higher sales volumes and prices. The Company's Canadian operations reported net income of $51.3 million, or $4.2 million lower than 1998, whereas the U.S. net income was $87.7 million, $19.4 million better than 1998.

The Company's net sales increased 7.7 percent to $872.4 million, up from $810.2 million in 1998. Canadian net sales were $260.0 million, up 1.8 percent, while U.S. net sales increased 10.4 percent to $612.4 million. The struggling economy in British Columbia and reduced project work in Alberta have lowered shipments in most principal product categories in those markets. Prices trended upward in all main product lines of cement, ready-mixed concrete, aggregates and gypsum wallboard. Cement shipments increased 6.4 percent while gypsum wallboard volumes rose 26.4 percent. Ready-mixed concrete shipments increased 1.5 percent while aggregates volumes were relatively flat.

The Cement Group

The third quarter earnings from the Company's cement and waste-derived fuel processing operations were $139.5 million, $13.0 million higher than last year. An increase in shipments in Eastern Canada and in the U.S. were partly offset by a decline in shipments in Western Canada resulting from the weaker economy in British Columbia and delayed paving jobs. Net sales increased 8.2 percent reflecting both increased sales volumes and improved pricing in both countries. Canadian earnings, excluding the exchange rate fluctuation, were $46.4 million, $0.3 million higher than 1998. In Canada, a 3.7 percent increase in shipments and a 2.1 percent increase in the delivered price per ton to customers net of freight costs ("net realization") were offset by increased costs due to the startup of the newly modernized Richmond, British Columbia cement plant and unplanned kiln repairs at Bath and Exshaw. U.S. income increased $13.1 million to $93.1 million in the quarter due to increased cement shipments of 7.1 percent and increased net realization of 1.4 percent. Of the 7.1 percent increase in cement shipments 2.4 percent was due to the acquisition of the Seattle, Washington cement plant on October 16,1998. Overall clinker production volumes increased 3.8 percent primarily due to the acquisition of the Seattle, Washington plant, which increased production volumes by 3.3 percent.

The Construction Materials Group

The Company's construction materials operations earned $95.0 million, $0.6 million better than the third quarter of 1998. Net sales of $473.3 million were
4.3 percent higher than 1998, reflecting an increase in ready-mixed concrete shipments and higher average selling prices of both ready-mixed concrete and aggregates due to price increases and favorable product and geographic mix. In Canada, income of $41.2 million was $0.4 million lower than last year, excluding exchange rate fluctuations. Net sales in Canada were 1.9 percent lower than 1998 due to reduced ready-mixed concrete volumes of 2.2 percent partly offset by higher average ready-mixed concrete and aggregates selling prices of 1.8 percent and 2.9 percent, respectively and an improvement in aggregates sales volumes which were 3.4 percent higher than 1998. The reduced ready-mixed concrete volumes were mainly due to poor weather conditions in Alberta and Manitoba, a lack of major projects in Alberta and the weak economy in British Columbia. Aggregates volumes in Canada increased as higher volumes in Quebec and northeast Ontario were partly offset by lower shipments (15.8 percent) in Western Canada due to the same factors causing a decrease in ready-mixed concrete volumes. In the U.S., third quarter operating earnings of $53.9 million were up $1.7 million from 1998. Net sales were up 9.0 percent as a result of higher average prices in both ready-mixed concrete and aggregates of
2.5 percent and 4.5 percent, respectively. Ready-mixed concrete volumes increased 6.0 percent due to completing backlogged projects delayed due to poor weather conditions earlier in the year, acquisitions and several large projects in Louisiana and Missouri partly offset by a slow market and unseasonably wet weather in Maryland during September and postponement of public works projects in New Mexico. Aggregates volumes decreased 4.8 percent to 12.6 million short tons due to slower activity in the Cleveland, Eastern Great Lakes and New
Mexico markets and poor weather conditions in Maryland.

Lafarge Gypsum

Operating profit from the Company's gypsum wallboard operations was $12.1 million, $6.4 million better than 1998 primarily due to higher shipments and prices. The U.S. market is still distributing wallboard to customers on a strict allocation basis. Net selling price to customers, net of freight, was 25.2 percent higher and shipments were 26.4 percent higher, which boosted net sales by 62.1 percent. Shipments of gypsum wallboard increased 6.3 percent as a result of higher production and strong demand in the U.S., 11.1 percent as a result of the inclusion of Canadian operations acquired in January 1999 and 9.0 percent as a result of wallboard imports. Final permits have been obtained and construction has begun on the 900 square foot wallboard plant to be built in Silver Grove, Kentucky.

For the quarter ended September 30, 1999, net income was favorably impacted by certain nonrecurring gains and losses, including the settlement of an outstanding insurance claim and a downward revision of the Company's estimated annual effective tax rate to 37 percent. The insurance settlement and tax rate revision contributed approximately 6 cents per share to the quarter's net income. For the quarters ended September 30, 1999 and 1998, the Company recorded income tax expense of $79.8 million and $78.0 million as a result of the earnings from its Canadian and U.S. operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's net income of $198.6 million, or $2.72 per diluted common equity share compares with net income of $169.0 million or $2.33 per share for the first nine months of 1998. In Canada, net income was $70.2 million, $6.7 million lower than 1998. U.S. net income of $128.3 million was $36.2 million higher than 1998.

Net sales were $2.0 billion, a 7.8 percent increase over net sales in 1998. Cement shipments were 5.5 percent higher than 1998. Aggregates volumes decreased
1.3 percent, ready-mixed concrete volumes improved 2.8 percent and gypsum volumes improved 24.3 percent. Canadian net sales of $571.9 million were 2.2 percent above 1998 while U.S. net sales of $1.4 billion improved by 10.4 percent.

The Cement Group

Earnings from the Company's cement and waste-derived fuel processing operations were $230.5 million, $22.9 million better than last year due to increased shipments and higher net realized prices partly offset by increased maintenance and repair costs. Overall net sales from cement and waste-derived fuel processing improved by 6.9 percent. Earnings from Canadian operations of $72.0 million were $1.0 million lower than 1998, excluding exchange rate fluctuations. Canadian net sales decreased by 0.2 percent. Overall Canadian cement shipments were flat; however, Western Canada cement shipments decreased 10.5 percent due to weak conditions in British Columbia, poor weather in certain markets during the third quarter and delayed paving jobs. In the U.S., earnings were $158.5 million, $25.2 million or 18.9 percent higher than 1998 with a 9.2 percent increase in net sales, of which 1.9 percent was due to the acquisition of the Seattle, Washington plant on October 16, 1998. This improvement was due to an increase in shipments of 7.1 percent, of which 2.3 percent was due to the acquisition of the Seattle, Washington plant, and an increase in net realized prices of 2.2 percent. Overall clinker production increased 0.5 million tons or
5.6 percent mainly due to the acquisition of the Seattle, Washington plant (3.4 percent).

The Construction Materials Group

The Company's construction materials operations earned $135.2 million, $10.5 million better than 1998. Net sales improved 5.3 percent. In Canada, earnings were $51.3 million, $2.4 million better than 1998, excluding exchange rate fluctuations. Canadian net sales were 1.0 percent greater, reflecting an increase in aggregates volumes of 1.5 percent and a 2.6 percent increase in ready-mixed concrete volumes. Aggregates selling prices increased 4.5 percent from the prior year and ready-mixed concrete selling prices increased 3.1 percent. U.S. earnings were $83.9 million, $9.0 million better than 1998. U.S. net sales were up 8.5 percent. Aggregates volumes decreased by 3.8 percent and ready-mixed concrete volumes increased 3.1 percent. Aggregates selling prices increased 4.1 percent from the prior year and ready-mixed concrete selling prices increased 3.6 percent.

Lafarge Gypsum

The Company's gypsum operations earned $32.2 million, $18.9 million higher than 1998, due to increased volumes of 7.6 percent which resulted from higher demand, the acquisition of the Cornerbrook, Newfoundland plant which increased volumes
12.9 percent and a 3.9 percent increase resulting from the sale of imported wallboard. Net selling price to customers, net of freight, was 21.0 percent higher than 1998. Overall, net sales increased by 52.2 percent.

Income tax expense was $116.6 million, $10.1 million greater than 1998. The Company's estimated annual effective income tax rate was 37.0 percent in 1999 and 38.7 percent in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a syndicated, committed revolving credit facility totaling $300.0 million extending through December 8, 2003. At September 30, 1999, no amounts were outstanding. The Company is required to pay annual commitment fees of 0.1 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

Net cash of $155.0 million was provided by operating activities in the first nine months of 1999 compared with net cash provided of $155.4 million in the same period in 1998. Net cash used for investing activities in the nine-month period of 1999 was $236.9 million higher than the same period last year mainly due to higher capital expenditures which resulted from increased spending on plant modernizations underway in Richmond, British Columbia and Kansas City, Missouri. In the first nine months of 1999, net cash provided by financing activities was $9.4 million compared with net cash used of $93.4 million in the same period in 1998 due to a repayment to Lafarge S.A. made in 1998.

During the first nine months of 1999, the most significant uses of cash were capital expenditures of $214.0 million, acquisitions of $55.6 million and dividends paid of $18.8 million, net of dividend reinvestment. This compares with capital expenditures of $152.2 million, acquisitions of $37.9 million and dividends paid of $23.3 million during the first nine months of 1998. The most significant sources of funds during the first nine months of 1999 were short-term and long-term borrowings of $24.5 million and proceeds on sale of property, plant and equipment of $13.2 million. This compares with short-term and long-term borrowings of $621.4 million and proceeds in sale of property, plant and equipment of $17.8 million in the nine months ended September 30, 1998.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $450.0 million in 1999.

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

Potential operating disruptions of the Company caused by Year 2000 computer issues may be mitigated because:

     - none of the Company's products - cement, ready-mixed concrete, aggregates and gypsum wallboard - contain date-sensitive technology;

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

     - except for utilities, banks and similar services providers, the Company is not significantly dependent on any single third-party supplier or vendor; and

     -    the Company has no significant single customer.

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

The Company has completed the first three phases and determined the potential impact of the Year 2000 on its IT Systems and Non-IT Systems. The transition plan developed in the third phase includes the replacement of certain equipment and modification of certain software to recognize the turn of the century. Phase four, the implementation phase, is in its final stages and management believes full implementation will be accomplished prior to year end.

The Company's IT Systems that were not Year 2000 ready are in the process of being replaced by software applications or upgraded to Year 2000 ready systems. The IT Systems implementation phase is expected to be completed by November 30, 1999. As of September 30, 1999, approximately 85 percent of the Company's IT Systems are Year 2000 ready. Of the remaining 15 percent of the IT Systems that are not Year 2000 ready, 20 percent are considered critical. "Critical," as applied to IT and Non-IT Systems, means systems that are critical to maintaining operations or the failure of which would result in significant costs or disruptions or shutdowns of operations.

As of September 30, 1999, approximately 90 percent of the Company's Non-IT Systems are Year 2000 ready. Of the remaining 10 percent of the Company's Non-IT Systems that are not Year 2000 ready, 30 percent are considered critical.

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

Third Parties

The Company's operating locations have identified their principal suppliers and vendors to whom letters have been sent requesting information on their Year 2000 readiness programs and their state of readiness. As of September 30, 1999, approximately 75 percent of the Company's principal suppliers and vendors identified have provided a written response. The operating locations analyze the responses received to those letters, and review the 25 percent from whom no response was received, and evaluate the risks and develop follow-up plans and/or alternatives and/or contingency plans as necessary.

Costs to Address Year 2000 Issues

The Year 2000 Program is expected to result in estimated non-recurring spending of approximately $18.6 million to $21.3 million. As of September 30, 1999, the Company has incurred approximately $15.3 million ($9.0 million capital and $6.3 million expense) for upgrading or replacing its IT and Non-IT Systems. Of the expenditures remaining, approximately 60 percent will be capitalized. Internal resource requirements are estimated at 54,000 hours of which approximately 49,000 hours have been incurred through September 30, 1999. The Company believes, with appropriate system replacement or modification, it will be able to operate its time-sensitive IT Systems and Non-IT Systems through the turn of the century. However, certain Year 2000 issues are beyond the Company's control including the Year 2000 readiness of third parties.

Quality Assurance Review

The Company's Year 2000 strategies include the audit of Year 2000 readiness of its major operating locations. This Quality Assurance Review includes the Company's 15 cement plants, 3 gypsum plants and a sampling of construction materials plant sites. The Quality Assurance Review has already been performed at 12 cement plants, 2 gypsum plants and 33 construction materials plant sites and offices. Findings have been documented and discussed with local management and corrective actions are being implemented, when applicable.

Contingency Plans

A Year 2000 risk management methodology has already been implemented in all the Company's operating locations. For most operating locations, risks have been identified, assessed for probability and impact, and prioritized. For most operating locations, drafts of the contingency plans were submitted for review by March 31, 1999. Mitigation actions are currently being implemented and, when necessary and justified, contingency plans are being developed and validated with an estimated completion date of November 30, 1999.

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

In a series of strategic amendments by interlineation of the amended complaint, filed on May 28, June 9, and July 16, 1999, respectively, two individual shareholders joined this litigation and the original plaintiff, Harbor Finance Partners, deleted itself from the case. The case in the Circuit Court for Montgomery County, Maryland, is now captioned Werbowsky et al. v. Collomb et al. The plaintiffs are seeking an unspecified amount of money damages for the alleged breach of fiduciary duty, corporate waste and gross negligence in connection with the alleged overpayment by the Company for the businesses it acquired in the Redland Transaction. Discovery on the merits of this matter is near completion. On October 22, 1999, the Directors filed a summary judgement motion seeking to dismiss the case based on the plaintiffs failures to make a demand on the Board of Directors and because the plaintiffs have insufficient proofs for their claims of breach of fiduciary duty, waste and gross negligence. The motion is expected to be argued before the end of 1999. The Company has been advised by its directors that the lawsuit against them, which challenges their conduct in evaluating and approving the Redland Transaction, is without merit. The directors have been vigorously contesting the lawsuit.

As previously reported in the Registrant's Form 10-Q for the quarterly period ended September 30, 1998, the Michigan Department of Environmental Quality ("MDEQ") had issued notices to the Company's cement plant in Alpena, Michigan for: alleged violations of permit limits for emissions of hydrogen chloride gas; alleged violations of storm and surface water runoff; alleged deficiencies with respect to closure of prior on-site cement kiln dust ("CKD") disposal areas; alleged violations of permit limits and state regulatory requirements for fugitive dust emissions; and alleged deficiencies in record keeping as required by the Boiler and Industrial Furnaces regulations under the federal Resource Conservation and Recovery Act of 1976.

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

ITEM 5.   OTHER INFORMATION

On May 26, 1999, the Company made the following executive officer in its cement operations effective September 1, 1999:

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

On July 22, 1999 the Company's Board of Directors elected Eric Olsen, 35, as Senior Vice President-Strategy and Development, effective August 16, 1999. Mr. Olsen was previously employed by Trinity Associates where he had been a partner since 1993.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following Exhibit is filed as part of this Form 10-Q and is incorporated herein by reference.

         EXHIBIT
         NUMBER           DESCRIPTION
         ------           ------------
           27             Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAFARGE CORPORATION

Date: November 12, 1999            By:    /s/ Larry J. Waisanen
                                         ----------------------
                                         LARRY J. WAISANEN
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

INDEX TO EXHIBITS


                 EXHIBIT
                 NUMBER             DESCRIPTION
                 ------             -----------
                   27               Financial Data Schedule