Form 10-K
period 1999-12-31
LAFARGE CORP
filed 2000-03-30
CIK 716783

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-11936
                      ------------------------------------

                              LAFARGE CORPORATION

          INCORPORATED IN MARYLAND                  I.R.S. EMPLOYER IDENTIFICATION NO.
    11130 SUNRISE VALLEY DRIVE, SUITE 300                       58-1290226
           RESTON, VIRGINIA 20191
               (703) 264-3600

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                  -----------------------------------------
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

     The aggregate market value of the voting stock held by nonaffiliates of the company at March 6, 2000 was $707,811,263.

     There were 69,009,550 shares of Common Stock and 4,484,097 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of March 6, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LAFARGE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Executive Officers of the Company...........................   23
Item 2.   Properties..................................................   25
Item 3.   Legal Proceedings...........................................   25
Item 4.   Submission of Matters to a Vote of Security Holders.........   26

                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   27
Item 6.   Selected Consolidated Financial Data........................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   29
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   45
Item 8.   Financial Statements and Supplementary Data.................   46
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   76
Item 11.  Executive Compensation......................................   76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   76
Item 13.  Certain Relationships and Related Transactions..............   76

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   77
          Signatures..................................................   81

                           FORWARD-LOOKING STATEMENTS

     Statements we make in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- the cyclical nature of our business

- national and regional economic conditions in Canada and the U.S.

- Canadian currency fluctuations

- seasonality of our operations

- levels of construction spending in major markets

- supply/demand structure of our industry

- competition from new or existing competitors

- unfavorable weather conditions during peak construction periods

- changes in and implementation of environmental and other governmental regulations

     In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

     Throughout this discussion, when we refer to Lafarge, us, we or our, we mean Lafarge Corporation and its subsidiaries. Our executive offices are located at 11130 Sunrise Valley Drive, Suite 300, Reston, Virginia 20191, and our telephone number is (703) 264-3600.

                                     PART I

ITEM 1.  BUSINESS

  Who are we?

     Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of construction materials. We provide the construction industry with a full range of aggregate, concrete and concrete products, asphalt, cement and cementitious materials and gypsum wallboard that build your world.

     We have approximately 800 operations doing business in most states and throughout Canada where we conduct our business through our subsidiary, Lafarge Canada Inc. Our products are used in roads, hospitals, department stores, sports stadiums, banks, museums, high-rise apartments, amusement parks, swimming pools and bridges on which the world depends. In 1999, we generated net sales of $2.65 billion and we shipped 14.3 million tons of cement, 78.3 million tons of aggregate, 10.6 million cubic yards of ready-mixed concrete and 890 million square feet of gypsum wallboard.

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

  How are we organized; what do we make?

     Our business is organized into three operating segments: Construction Materials, Cement and Lafarge Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies.

     - Construction Materials

        - Produces and supplies aggregate (crushed stone, sand and gravel);

        - Produces and supplies ready-mixed concrete, concrete products and asphalt; and

        - Provides road paving and construction services.

     - Cement

        - Produces and distributes portland and specialty cements;

        - Distributes cementitious materials such as fly ash and silica fume;
          and

        - Processes fuel-quality waste and alternative raw materials for cement kilns.

     - Lafarge Gypsum

        - Produces and distributes a full line of gypsum wallboard products for commercial and residential construction.

     You may evaluate the financial performance of each of our segments by reviewing "Management's Discussion of Income" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Item 7, Part II of this Annual Report and the "Segment and Related Information" of Notes to Consolidated Financial Statements set forth under Item 8, Part II of this Annual Report, which are incorporated herein by reference.

  What is the Lafarge Group?

     We are part of the Lafarge Group, which includes Lafarge S.A. and its consolidated subsidiaries. Lafarge S.A., a French company, and its affiliates hold over 50 percent of our common stock. The Lafarge Group, a world leader in building materials, holds leading positions in each of its five divisions: cement, aggregate and concrete, roofing, gypsum and specialty materials. The Lafarge Group employs over 70,000 people in 68 countries and generated sales in excess of $11.2 billion in 1999.

     Among other things, the Lafarge Group provides marketing, technical, research and development and managerial assistance to us. For example, the Lafarge Group's 30-year experience in the gypsum business and building new plants around the world supported our entry into the gypsum industry.

  How our Company developed

1956  Our majority shareholder, Lafarge S.A., entered the North
      American cement market by building a cement plant in Richmond, British Columbia and forming Lafarge Cement North
      America.
1970  Lafarge S.A. acquired Canada Cement Company (now Lafarge
      Canada Inc., our Canadian subsidiary), already Canada's largest cement producer.
1974 Lafarge Canada entered the U.S. market through a joint venture to operate three U.S. cement plants.
1977 Although the joint venture terminated, we were incorporated in Maryland in 1977 as Citadel Cement Corporation of
      Maryland and operated two of the three U.S. cement plants.
1981  Lafarge Canada acquired the common stock of General Portland
      Inc., the second largest cement producer in the U.S. at that time.
1983 A corporate reorganization established us as the parent of Lafarge Canada and General Portland. We completed our initial public offering of Common Stock.
1986 We acquired National Gypsum's Huron Cement Division, consisting of the Alpena, Michigan cement plant (North
      America's largest cement plant), 13 inland cement terminals and several Great Lakes distribution facilities. We also acquired Systech Environmental Corporation which processes fuel-quality waste and alternative raw materials for use in our cement kilns.
1989 We acquired 32 plant facilities in five states and mineral reserves from Standard Slag Holding Company, significantly expanding our construction materials operations in the U.S.

1991 We acquired three cement plants, 15 cement terminals, two quarries and more than 30 ready-mixed concrete and aggregate operations in the Mississippi River Basin when we acquired
      Missouri Portland Cement Company and Davenport Cement
      Company.
1993 We reorganized our business into the three cement regions and three construction materials regions.
1994  We divested our Texas and Alabama cement assets.
1995 We acquired National Portland Cement's 600,000 ton capacity cement grinding plant in Port Manatee, Florida.
1996 We entered the North American gypsum market when we bought two gypsum wallboard plants located in Buchanan, New York and Wilmington, Delaware, creating our new operating segment, Lafarge Gypsum.
1997 We began work on new state-of-the-art cement manufacturing plants to replace existing facilities in Richmond, British
      Columbia and Sugar Creek, Missouri. The $110 million
      Richmond plant, completed in 1999, increased annual clinker production capacity from approximately 600,000 tons to 1.1 million tons. The $170 million Sugar Creek plant and underground limestone mine, expected to be fully operational in the first half of 2001, will have a rated capacity of 900,000 tons of cement a year.
1998 We finalized the largest acquisition in our history when we bought the construction materials businesses of Denver, Colorado based Western Mobile Inc.; Redland Genstar Inc. of
      Towson, Maryland; and the Ontario and New York based aggregate operations of Redland Quarries Inc. from Lafarge
      S.A. for $690 million. This acquisition, which we refer to as Redland, made Lafarge the largest diversified supplier of construction materials in North America. We also acquired a cement plant in Seattle, Washington, two cement distribution facilities (one of which we subsequently sold) and a limestone quarry in British Columbia from Holnam, Inc.
      Finally, we announced a definitive agreement to acquire
      Atlantic Group Limited, a Newfoundland gypsum wallboard manufacturing plant and Atlantic Gypsum Resources, Inc., a Newfoundland gypsum quarry.
1999 We began construction of a state-of-the-art wallboard manufacturing plant in Silver Grove, Kentucky. With an estimated annual capacity of 900 million square feet of wallboard, the new plant, slated to open in the spring of 2000, will be the biggest single-line production facility in the U.S. The plant is expected to satisfy 100 percent of its primary raw material requirements by using recycled materials, including reclaimed paper and synthetic gypsum.
      We also broke ground on an almost identical wallboard manufacturing plant in Palatka, Florida, scheduled to open in early 2001.

  What were our acquisitions and capital improvements in 1999?

     On January 1, 1999, we acquired Atlantic Group Limited, a Newfoundland gypsum wallboard manufacturing plant, and Atlantic Gypsum Resources, Inc., a Newfoundland gypsum quarry. We have since begun to upgrade the manufacturing capacity and convert it to a year round operation. In addition, we purchased a joint compound manufacturing facility in Quebec.

     In March 1999, we acquired Corn Construction, a New Mexico aggregate, asphalt and road paving operation. We have since fully integrated it into our western U.S. construction materials business. We also had 12 smaller acquisitions in our U.S. and Canadian construction materials businesses.

     In June 1999, our wholly owned subsidiary, Mineral Solutions Inc., acquired the Muskogee Environmental Conservation Company, further enhancing its leadership position in the fly ash marketplace.

     Our business is relatively capital-intensive. During the three-year period ended December 31, 1999, our capital expenditures approximated $664 million, principally for the modernization or replacement of existing plants and equipment. Of this amount, Construction Materials, Cement and Lafarge Gypsum expended approximately 29 percent, 58 percent and 9 percent, respectively. During the same period, excluding Redland which was financed by the issuance in July 1998 of $650 million in public debt, we also invested approximately $166 million in various acquisitions that expanded our market and product lines. Of this amount, Construction Materials, Cement and Lafarge Gypsum expended approximately 56 percent, 40 percent and 4 percent, respectively. During the three-year period ended December 31, 1999, operating cash flows and divestment proceeds totaled $1,198 million.

     In 1999, operating cash flows and divestment proceeds totaled $444 million, while investments (capital expenditures and acquisitions), reached $374 million. During 1999, Lafarge's proceeds from the sale of non strategic assets, surplus land and other miscellaneous items totaled $46 million.

     In 2000, we expect capital expenditures to total approximately $550 to $600 million, excluding new acquisitions. This level of spending is substantially above 1999 and previous years due to the large number of previously approved major projects that are now in process. We intend to invest in projects that maintain or improve the performance of our plants, as well as in acquisition opportunities that will enhance our ability to compete. The 2000 capital expenditures will include portions of the $90 million state-of-the-art gypsum wallboard plant currently under construction in Kentucky and portions of the $85 million gypsum wallboard plant we plan to build in Florida. The plants will be nearly identical and when fully operational will each have the capacity to produce 900 million square feet of wallboard a year by using recycled materials and synthetic gypsum. When the Kentucky plant begins operations as planned in the second quarter of 2000, it will be the largest single wallboard production line in the U.S. The Florida plant is expected to begin operations in the first quarter of 2001. In addition, we expect our 2000 capital expenditures to include amounts spent on the $170 million cement plant and underground limestone mine in Sugar Creek, Missouri. This plant is expected to be fully operational in the first half of 2001.

  What is our business strategy?

     Our core business strategy is defined by four fundamental elements -- growth and development, operational excellence, commitment to change and teamwork.

- GROWTH AND DEVELOPMENT, both through acquisitions and internal development, is one of our highest priorities. In 1999, we strengthened our competitive position through acquisitions and capital improvements in each of our three segments: Construction Materials, Cement and Lafarge Gypsum. These acquisitions and capital improvements are discussed previously in this Annual Report under "What were our acquisitions and capital improvements in 1999?"

          These actions and other internal developments (described in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this Annual Report) have changed our financial structure appreciably. Our ratio of long-term debt to total capitalization, which has been exceptionally low the past few years, increased to 30 percent at the end of 1998, but declined in 1999 to 26 percent, levels well within our internal target range.

          Our basic objective is to maintain a strong balance sheet with sufficient flexibility to capitalize on opportunities when they arise. We continue to pursue such opportunities, particularly in aggregate and related activities. It is worth noting that these less cyclical businesses accounted for nearly 30 percent of our revenue stream in both 1999 and 1998, compared with only 17 percent in 1997.

- OPERATIONAL EXCELLENCE encompasses the range of programs we have established for manufacturing efficiency, cost control and continuous improvement.

          Synergy is an overused term. Nonetheless, it is relevant to our concept of operational excellence. We continually look for cost-efficiencies which present themselves as we grow in size. For example, we expect to adapt Lafarge Gypsum's new forecasting, pricing and customer service project for use in our Cement segment. Also, dispersing our large sales force across the U.S. and Canada enables us to cross sell our products and services. In the Maritimes and Quebec, for instance, we are capitalizing on an already strong brand identity by using our existing Construction Materials and Cement sales organizations to market gypsum wallboard from our Newfoundland plant as well as joint compound from our recently acquired plant in Quebec.

          Our vision of operational excellence includes common operating models and the rigorous application of best business practices. These types of programs remain priorities for all of our product lines and are supported at the corporate level through our Corporate Technical Services Department for the Cement segment and our Business Performance Department in the Construction Materials segment.

-   COMMITMENT TO CHANGE provides a third pathway to superior performance.

          As an example, in 1999 we opened a new Shared Services Center to provide low-cost, high-volume accounting and transaction services for our Cement segment. Previously, these services were performed in each of the three regional cement offices.

          Based on our success with the Cement Shared Services Center, we are moving forward with a Shared Services Center for our Construction Materials segment. This change will consolidate transaction processing and high-volume accounting functions now performed in four regions.

          Perhaps one of our most important changes is our current implementation of Economic Value Added (EVA) as a management tool to help us measure and capture value. Following the Lafarge Group's lead, we (beginning with the senior management team this year) will use EVA as one measurement tool for incentive compensation. Training programs and communications targeted at all managers will be intensified in 2000 in preparation for expanding this concept in 2001.

          E-business represents another example of how Lafarge is committed to change. Although e-business is not yet a major factor in the construction materials business, we feel it will be. As a result, we have made an equity investment in BuildNet, which is working on providing homebuilders with on-line access to the back offices of distributors and material suppliers like Lafarge so they can coordinate their inventory and product needs. We have also launched a process for on-line procurement, and have teams studying several other potential avenues of e-business that could give us a competitive advantage.

- TEAMWORK is the final element that guides how we will plan and execute our core business strategy.

          The competitive advantage associated with being a large company is available only if we can capitalize on synergies between our three operating segments. This requires communication, collaboration and teamwork. For example, purchasing activities that were once highly decentralized are now coordinated across all product lines, leveraging the buying power of a $2.6 billion company to achieve substantial, permanent savings.

          Our goal is to create an atmosphere of common business values, in which employees constantly look for opportunities and threats that may impact not just their business but other Lafarge product lines or geographic areas as well.

THE CONSTRUCTION MATERIALS SEGMENT

  Who are we?

     We became one of the largest producers of aggregate in the U.S. after our 1998 acquisition of more than 100 aggregate, road paving, concrete and other operations that were once part of the UK-based Redland PLC group. This acquisition gave us leading market positions in the western mountain states and Maryland, plus operations that complemented existing businesses in New York and southwestern Ontario. It also increased our sales of aggregate by approximately 75 percent.

     Our U.S. construction materials operations are located primarily in Colorado, New Mexico, Kansas, Louisiana, Missouri, Ohio, Maryland, Pennsylvania, West Virginia and Wisconsin. In Canada, we are the largest producers of concrete-related building materials. We are the only producer of ready-mixed concrete and construction aggregate in Canada with operations extending from coast to coast. Our operations include ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 1999, our Construction Materials segment accounted for 53 percent of consolidated net sales, after the elimination of intracompany sales, and 34 percent of consolidated income from operations.

     We offer a broad range of products, including:

- Aggregate (crushed stone, sand or gravel) includes a full line of graded stone

- Concrete and masonry sand

- Slag aggregate

- Asphalt for road paving and construction

- Ready-mixed concrete

- Roller compacted concrete

- Gravity and pressure pipe

- Pipe couplings, pipeline weights and coatings

- Concrete brick, block and paving stones

- Reinforcing steel

- Dry bagged products

- Structural and architectural precast products

- Concrete drainage systems and

- Other building supplies

     Aggregate is used as a base material in roads and buildings and as raw material for concrete, masonry, asphalt and many industrial processes. Our ready-mixed concrete (a blend of aggregate, water and cement) is used for a variety of applications from curbs and sidewalks to foundations, highways and buildings.

  Where are our aggregate, ready-mixed concrete and concrete products facilities located?

     In the U.S., we own or have a majority interest in approximately 240 construction materials locations at December 31, 1999, including:

     - 90 ready-mixed concrete plants, with 32 percent of the plants concentrated in Colorado, with lesser concentrations in Missouri, Louisiana, Maryland and Wisconsin, and the balance located in Kansas and New Mexico;

     - 90 construction aggregate facilities, of which 47 percent are in Colorado, 17 percent in Ohio and the remainder in Pennsylvania, West Virginia, Wisconsin, New Mexico, New York, Missouri and Maryland; and

     - 30 asphalt facilities concentrated in Colorado and Maryland with the remaining plants in New York, New Mexico and Missouri.

     We owned or had a majority or joint interest in approximately 460 construction materials facilities in Canada at December 31, 1999, including:

     - 180 ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 46 percent of the plants are located), Alberta, Quebec and British Columbia and to a lesser extent in New Brunswick, Nova Scotia, Saskatchewan and Manitoba;

     - 195 construction aggregate facilities, approximately 46 percent of which are located in Ontario, while the others are located throughout Alberta, Saskatchewan, British Columbia, Quebec, Manitoba, New Brunswick and Nova Scotia; and

     - 30 asphalt facilities also concentrated primarily in Ontario with the remainder in Alberta, Nova Scotia, New Brunswick, British Columbia.

     We own substantially all of our aggregate, ready-mixed concrete and concrete products plants and believe that all of our plants are in satisfactory operating condition.

  Where do we get the raw materials for our aggregate and ready-mixed concrete operations?

     The aggregate business consists of the mining, extraction, production and sale of stone, sand, gravel and lightweight aggregate such as expanded shale and clay. Aggregate is employed in virtually all types of construction, including highway construction and maintenance.

     The concrete business involves the mixing of cement with sand, gravel, crushed stone or other aggregate and water to form concrete which is subsequently marketed and distributed to customers.

     We own the majority of our aggregate quarries and pits, as well as our facilities for production of ready-mixed concrete. We believe our aggregate reserves are adequate at current production levels. Moreover, even where our reserves are lower, we believe that new sources of aggregate would be available and obtainable without any interruption to our business.

  Who buys our aggregate, ready-mixed concrete and concrete products?

     Aggregate is sold primarily to road building contractors and ready-mixed concrete producers. Ready-mixed concrete is sold primarily to building contractors and delivered to construction sites by mixer trucks. Precast concrete products and concrete pipe are sold primarily to contractors engaged in all types of construction activity.

     The states in which we had our most significant U.S. sales of construction materials in 1999 were Colorado, Maryland and New Mexico. Other states in which we had significant sales of construction materials included: Missouri, Wisconsin, Louisiana, Ohio, New York, Pennsylvania, Wyoming and Kansas. In Canada, we had our most significant sales of construction materials in Ontario and Alberta.

     In 1999, no single unaffiliated customer accounted for more than 10 percent of our construction material sales.

  How do we distribute products to our customers?

     The cost to transport aggregate, ready-mixed concrete and concrete products is high, and consequently, producers are typically limited to market areas within 100 miles of their production facilities. We primarily utilize trucks and railroads to transport aggregate and concrete products to our customers. For our aggregate operations located on the Great Lakes, we can also take advantage of the relatively low cost of waterborne transportation.

  How do changes in the seasons and weather affect our business?

     Demand for aggregate, ready-mix concrete and concrete products is seasonal because construction activity may diminish during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set fourth in "Notes to Consolidated Financial Statements -- Quarterly Data (unaudited)" in
Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

     Most ready-mixed concrete local markets are highly competitive and are served by both large multi-national companies as well as many small producers. Most ready-mixed concrete companies employ 10 to 20 mixer trucks with annual sales in the $1.5 to $3.0 million range. Large ready-mixed concrete producers have over 300 mixer trucks. Some companies are vertically integrated and also own cement plants and aggregate operations.

     Aggregate markets are also highly competitive and are made up of numerous aggregate producers including large multi-national, integrated producers and many small producers.

     Demand for both aggregate and ready-mixed concrete largely depends on regional levels of construction activity. Both the aggregate and concrete industries are highly fragmented, with numerous participants operating in localized markets. Both aggregate and concrete products are sold in competition with offerings by other suppliers of the same product and with other substitute products. The size of the market area for an aggregate quarry and a ready-mixed concrete plant is similar; therefore, the ability to compete is limited by the relatively high cost of truck and rail transportation compared with the value of the product. Proximity to customers is an important criterion. Most sales of ready-mixed concrete and aggregate are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. In addition to price, we compete on the basis of service and reliability.

  Customer Orders

     Our sales of ready-mixed concrete and aggregate do not typically involve long-term contractual commitments. In addition, we believe our reserves of aggregate and inventories of products are sufficient to fill customer orders in the normal course of business.

THE CEMENT SEGMENT

  Who are we?

     We are the largest cement-manufacturing company in Canada, the third largest in the U.S., and we operate North America's broadest cement distribution system by truck, rail, barge and freighter. Our Cement segment was formed by combining several prominent North American cement companies -- Canada Cement Lafarge, General Portland, National Gypsum's Huron Cement division and the Missouri Portland and Davenport Cement companies.

     In 1999, cement net sales increased 7 percent to $1.20 billion and operating profit increased 11 percent to $320.5 million. During 1999, cement accounted for 41 percent of our consolidated net sales, after the elimination of intracompany sales, and 58 percent of consolidated income from operations.

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

     In addition, our wholly owned subsidiary, Systech Environmental Corporation, processes industrial hazardous and non-hazardous waste for use as fuel substitutes for coal, natural gas and petroleum coke used in heating cement kilns. Substitute fuels preserve natural resources and manage selected waste materials, while at the same time reducing fuel cost for manufacturing cement. At December 31, 1999, Systech had waste processing and storage facilities at three of Lafarge's U.S. cement plants. Systech processed approximately 56 million gallons of supplemental fuel in 1999. Waste-derived fuels supplied by Systech constituted approximately 11 percent of all fuel used in our cement operations during 1999.

     Another wholly owned subsidiary, Mineral Solutions Inc., engages in the management and marketing of fly ash, a coal combustion product which is the residue produced by coal burning, electricity generating plants. One use of fly ash is as a cement supplement (replacing a portion of the portland cement) to enhance the performance of concrete used in large construction projects such as high-rise buildings, bridges and parking garages. We believe that Mineral Solutions is a leading North American supplier of fly ash.

     We include the financial results of Systech and Mineral Solutions in Cement's financial results.

  How is cement made?

     Processed cement was discovered by Joseph Aspdin in 1824 and was called "portland cement" because it resembled a gray stone mined from the island of Portland off the coast of England. People often confuse cement with concrete. Cement is a fine powder that is the principal strength-giving and property-controlling component of concrete. Concrete is a mixture of cement, aggregate and water that hardens to form a building material used for everything from sidewalks to skyscrapers.

     While different types of cement vary in their ingredients, four common elements are found in all types of cement. They are (from most to least): calcium carbonates (limestone), silicates (sand), argillaceous material (clay, shale or kaolin) and iron.

     Cement is manufactured by a closely controlled chemical process:

     - first, limestone, sand, clay and iron-rich materials are crushed and mixed;

     - next, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln;

     - mixing and grinding may be done by either a wet or a dry process;

     - in the wet process, the materials are mixed with water to form "slurry," which is heated in kilns, forming hard pellets called "clinker";

     - in the more fuel efficient dry process, clinker is formed by heating the dry raw materials directly without adding water;

     - in the preheater process, which provides further fuel efficiencies, dry raw materials are preheated by air exiting the kiln which starts the chemical reaction prior to entry of the materials into the kiln;

     - in the pre-calciner process, an extension of the preheater process, heat is applied to the raw materials, increasing the proportion of the chemical reaction taking place prior to heating in the kiln and, as a result, increases clinker production capacity; and

     - gypsum is added and the clinker is ground into an extremely fine powder called portland cement, a binding agent which, when mixed with sand, stone or other aggregate and water, produces either concrete or mortar.

  Where do we get the raw materials to make cement?

     We obtain the limestone required to manufacture cement principally from operations we own or in which we have long-term quarrying rights. These sources are located close to our manufacturing plants except for the Joppa, Richmond and Seattle quarries which are located approximately 70, 80 and 180 miles, respectively, from their plant sites. Quarried materials are delivered to Joppa, Richmond and Seattle by barge. Each cement manufacturing plant is equipped with rock crushing equipment. At Joppa, we own the reserves, but lease the quarrying rights and purchase limestone from the lessee. At Whitehall and Kamloops, we subcontract the quarry operations. Lafarge Canada holds cement manufacturing limestone quarry rights under quarry leases in Quebec, Nova Scotia, Ontario, Alberta and British Columbia, some of which require annual royalty payments to provincial authorities.

     We estimate that limestone reserves for all cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves we own or are purchased from suppliers and are readily available.

  Where is our cement made?

     Our U.S. plants are primarily concentrated in the central and midwestern states, extending from the northern Great Lakes southward along the Mississippi River system. We are the only cement producer serving all regions of Canada. At December 31, 1999, we operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 12.8 million tons consisting of 5.8 million tons in Canada and 7.0 million tons in the U.S. We also operated two cement grinding facilities.

     The Canadian Portland Cement Association's "Plant Information Summary" report which was prepared as of December 31, 1998, the most recent date for which information is available, shows that Lafarge Canada's capacity is the largest of the cement companies in Canada and represented approximately 33 percent of the total active industry clinker production capacity in Canada.

     A similar report for the U.S. prepared as of December 31, 1998, shows that our operating cement manufacturing plants in the U.S. accounted for an estimated 8 percent of total U.S. active industry clinker production capacity.

     The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of our operating cement manufacturing plants at December 31, 1999. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.

                  RATED ANNUAL CLINKER PRODUCTION CAPACITY OF
                          CEMENT MANUFACTURING PLANTS
                                (IN SHORT TONS)*

             UNITED STATES PLANTS
----------------------------------------------
                                      CLINKER
      LOCATION         PROCESS       CAPACITY
      --------         -------       ---------
Paulding, OH.........    Wet           470,700
Fredonia, KS.........    Wet           375,900
Whitehall, PA........    Dry***        785,900
Alpena, MI...........    Dry         2,275,700
Davenport, IA........    Dry**         943,600
Sugar Creek, MO......    Dry           517,500
Joppa, IL............    Dry***      1,172,900
Seattle, WA..........    Wet           420,000
                                     ---------
  Total Capacity..............       6,962,200
                                     =========
  Total 1999 clinker
     production...............       6,883,000
                                     =========
  1999 production as a
     percentage of total
     capacity.................              99%
                                     =========

               CANADIAN PLANTS
----------------------------------------------
                                      CLINKER
      LOCATION         PROCESS       CAPACITY
      --------         -------       ---------
Brookfield, N.S......    Dry           516,300
St-Constant, QUE.....    Dry         1,046,300
Bath, ONT............    Dry***      1,120,700
Woodstock, ONT.......    Wet           560,200
Exshaw, ALTA.........    Dry**       1,279,900
Kamloops, B.C........    Dry           211,700
Richmond, B.C........    Dry**       1,102,300
                                     ---------
  Total Capacity..............       5,837,400
                                     =========
  Total 1999 clinker
     production...............       4,880,000
                                     =========
  1999 production as a
     percentage of total
     capacity ****............              92%
                                     =========

---------------
   * One short ton equals 2,000 pounds.

  ** Preheater, pre-calciner plants. The capacity of Exshaw's preheater, pre-calciner kiln is 65% of the plant's clinker production capacity.

 *** Preheater plants. The capacity of Joppa's preheater kiln is 55% of the plant's clinker production capacity.

**** Calculated based on partial year operations of the new Richmond plant.

     All of our cement plants are fully equipped with raw grinding mills, kilns, finish grinding mills, environmental dust collection systems and storage facilities. We own all of our cement plants, and the land on which they are located, free of major encumbrances, except the Exshaw cement plant and the Kamloops limestone and cinerite quarries.

     - The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

     - The Kamloops plant, as well as the gypsum quarry which serves this plant, is located on land we own. The limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

We believe that each of our cement manufacturing plants is in satisfactory operating condition.

     At December 31, 1999, we owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Montreal East, Quebec; Superior, Wisconsin and Port Manatee and Tampa, Florida. The Fort Whyte grinding plant was shutdown in 1994; furthermore, the Edmonton, Montreal East and Superior grinding plants have been shutdown for several years because cement grinding has not been cost effective at these locations. These plants were used during 1999 for the storage of cement. The Port Manatee and Tampa plants include facilities for receiving clinker and cement by water. We also own clinker-producing plants that have been shutdown in Havelock, New Brunswick and Fort Whyte, Manitoba.

  The significance of fuel in making cement

     Fuel represents a significant portion of the cost of manufacturing cement. We place special emphasis on becoming, and have become, more efficient in our sourcing and use of fuel. In general, dry process plants consume significantly less fuel per ton of output than do wet process plants. At December 31, 1999, approximately 90 percent and 82 percent of our clinker production capacity in Canada and the U.S., respectively, used the dry process. The Portland Cement Association estimates that approximately 94 percent of the Canadian industry's clinker capacity and approximately 78 percent of the U.S. cement industry's clinker capacity utilizes dry process technology.

     As an additional means of reducing energy costs, most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels.

     Our use of fuel-quality waste supplied by Systech Environmental Corporation also has resulted in substantial fuel cost savings. At December 31, 1999, we used fuel-quality waste materials obtained and processed by Systech as fuel at three of our U.S. cement plants. Fuel-quality waste supplied by Systech constituted approximately 11 percent of the fuel used by us in all of our cement operations during 1999.

     Our three U.S. cement plants which utilize fuel-quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations. See "Environmental Matters -- Resource Conservation and Recovery Act -- Boiler and Industrial Furnaces Regulations" in this Item 1 of the Annual Report for further discussion regarding the RCRA and BIF regulations.

     The following table shows the possible alternative fuel sources for our cement manufacturing plants in the U.S. and Canada at December 31, 1999.

               PLANT LOCATION                                      FUELS
               --------------                  ---------------------------------------------
U.S.:
     Paulding, Ohio..........................  Coal, Coke, Fuel-Quality Waste
     Fredonia, Kansas........................  Coal, Fuel-Quality Waste, Natural Gas, Coke
     Whitehall, Pennsylvania.................  Coal, Oil, Coke, Tire Derived Fuel
     Alpena, Michigan........................  Coal, Coke, Fuel-Quality Waste, Natural Gas
     Davenport, Iowa.........................  Coal, Coke
     Sugar Creek, Missouri...................  Coal, Coke, Natural Gas
     Joppa, Illinois.........................  Coal, Coke, Natural Gas
     Seattle, Washington.....................  Natural Gas, Coal, Coke, Waste Oil
Canada:
     Brookfield, Nova Scotia.................  Coal, Oil, Fuel-Quality Waste
     St-Constant, Quebec.....................  Natural Gas, Oil, Coke, Pitch Fuel, Tire
                                               Derived Fuel
     Bath, Ontario...........................  Natural Gas, Coke, Coal
     Woodstock, Ontario......................  Natural Gas, Coal, Coke, Oil
     Exshaw, Alberta.........................  Natural Gas
     Kamloops, British Columbia..............  Natural Gas, Coal, Coke
     Richmond, British Columbia..............  Natural Gas, Coke, Coal Tailings, Bio Gas

  Who buys our cement?

     We sell cement to several thousand unaffiliated customers. Our primary customers are:

        - manufacturers of ready-mixed concrete and other concrete products

        - contractors throughout Canada and in many areas of the U.S.

     The states in which we had the most significant U.S. sales in 1999 were Michigan and Florida. Other states in which we had significant sales included:
Wisconsin, Ohio, Minnesota, Louisiana, Iowa, Illinois, Washington, Missouri, Indiana, New York, Kansas, Tennessee, Pennsylvania, North Dakota, Nebraska, Massachusetts, Kentucky and New Jersey.

     In Canada, we made our most significant sales of cement in Ontario and Alberta, which together accounted for approximately 49 percent of our total Canadian cement shipments in 1999. Other provinces in which we had significant sales included British Columbia and Quebec. Approximately 24 percent of our cement shipments in Canada were made to affiliates.

     No single unaffiliated customer accounted for more than 10 percent of our consolidated sales during 1999, 1998 or 1997.

  How do we distribute products to our customers?

     At December 31, 1999, our U.S. sales offices were located in Port Manatee, Florida; Davenport, Iowa; Lansing, Michigan; Independence, Missouri; Buffalo, New York; Valley City, Bismarck and Grand Forks, North Dakota; Maumee, Ohio; Whitehall, Pennsylvania; Nashville, Tennessee; Seattle and Spokane, Washington; and Milwaukee, Wisconsin.

     At December 31, 1999, our Canadian sales offices were located in Edmonton and Calgary, Alberta; Kamloops and Richmond, British Columbia; Winnipeg, Manitoba; Moncton, New Brunswick; Richmond Hill and Ottawa, Ontario; Quebec City and Montreal, Quebec; and Regina and Saskatoon, Saskatchewan.

     We maintain distribution and storage facilities at all cement manufacturing and finishing plants and at approximately 80 other locations including four deep water ocean terminals. These facilities are strategically located to extend the marketing area of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant, except for waterborne shipments which can be economically shipped considerably greater distances. Our cement is distributed primarily in bulk but also in paper bags.

     We utilize trucks, rail cars and waterborne vessels to transport cement from our plants to distribution facilities or directly to our customers. Transportation equipment is owned, leased or contracted, as required. In addition, some of our customers in the U.S. make their own transportation arrangements and take delivery of cement at our manufacturing plant or distribution facility.

     Each cement plant has facilities for shipping by rail and by truck. The Richmond, Alpena, Bath, Davenport, Sugar Creek, Seattle and Joppa plants have facilities for transportation by water.

  Seasonality: how do changes in the seasons affect our business?

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

     Our operating cement plants located in Canada represent an estimated 33 percent of the rated annual active clinker production capacity of all Canadian cement plants. We are the only cement producer serving all regions of Canada. Our largest competitor in Canada accounted for approximately 19 percent of rated annual active clinker production capacity. Our cement plants operating in the U.S. represented an estimated 8 percent of the rated annual active clinker production capacity of all U.S. cement plants. Our three largest U.S. competitors accounted for approximately 12 percent, 11 percent and 6 percent, respectively, of the rated annual active clinker production capacity. These statements regarding our ranking and competitive position in the cement industry are based on the Portland Cement Association's "U.S. and Canadian Portland Cement Industry: Plant Information Summary" report which was prepared as of December 31, 1998.

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

THE GYPSUM SEGMENT

  Who are we?

     With the acquisition of two gypsum wallboard manufacturing plants in September 1996, Lafarge Gypsum was created. The Buchanan, New York plant, located 30 miles outside of New York City, and the Wilmington plant in Delaware produce a wide-ranging line of gypsum wallboard products. On January 1, 1999, we acquired Atlantic Group Ltd., a supplier of gypsum wallboard in Newfoundland, Canada. In May 1999, the Company acquired Cel-Tex, a joint compound manufacturer in Quebec, Canada.

     In June 1999, we began construction on a $90 million gypsum wallboard plant in northern Kentucky, just outside of Cincinnati. Scheduled to begin operations in the second quarter of 2000, this facility will have the capacity to produce up to 900 million square feet of 1/2-inch wallboard a year, which would make it the largest single production line in the U.S. The state-of-the-art plant will use 100 percent recycled materials, including synthetic gypsum generated from scrubbers of a nearby power plant. We have also broken ground on an $85 million, nearly identical wallboard plant in Palatka, Florida. This plant, like the Silver Grove, Kentucky plant, will use recycled materials and synthetic gypsum and will also have the capacity to produce up to 900 million square feet of
 1/2-inch wallboard annually when it becomes operational in the first quarter of 2001.

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

     To make wallboard:

        - gypsum rock or synthetic gypsum is fed into a dryer, where surface moisture is removed;

        - then the material is ground to a flour-like consistency known as land plaster;

        - the land plaster is then calcined, or heated, into calcium sulfate hemihydrate, also known as stucco. (Gypsum is unique because it is the only mineral that can be calcined, and yet go back to its original state when rehydrated. It is this property which is exploited in the manufacturing process.);

        - the stucco is blended with water and other ingredients in a mixer to form a slurry;

        - this slurry is extruded between two continuous sheets of paper at the forming station;

        - the product travels down a long line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum;

        - as it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength;

        - when the product has achieved initial "set" or firmness (approximately 3 minutes), the product is cut into lengths;

        - the individual boards are then dried in a kiln to remove excess water; and

        - the boards are packaged face to face and stored until ready for shipment.

  Where do we make our gypsum wallboard?

     We own three gypsum wallboard manufacturing plants with a combined annual production capacity of approximately 890 million square feet (MMSF). The Buchanan, Wilmington and Corner Brook plants have capacities of 350 MMSF, 435 MMSF and 105 MMSF, respectively. The addition of the Silver Grove plant will double our capacity and in 2001, when the Palatka plant becomes operational, our capacity will nearly triple from its current level.

     All of the existing plants are fueled primarily by natural gas. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The Wilmington facility is located on leased property at the Port of Wilmington. All other facilities are located on property owned by the Company. We believe that each of our manufacturing plants is in satisfactory operating condition.

  Where do we get the raw materials to make our wallboard?

     Currently, we have ten-year requirements contracts with an unaffiliated third party for gypsum rock and paper used in the production of gypsum wallboard at the Buchanan and Wilmington plants. Both contracts terminate in September 2006. The Corner Brook plant obtains its gypsum from a quarry that we own and paper used in production is obtained from an unaffiliated third party under an annually renewable contract.

  Who buys our wallboard?

     Our gypsum wallboard products are sold to a variety of:

        - residential and commercial building materials dealers

        - individual and regional/national gypsum distributors

        - original equipment manufacturers

        - building materials distribution companies

        - lumber yards and "do-it-yourself" home centers

     The Buchanan plant's principal markets include New York, Pennsylvania and New Jersey. The Wilmington plant's largest markets are Pennsylvania and North Carolina, followed closely by Maryland and Virginia. The Corner Brook wallboard plant's principal markets include Newfoundland, the Maritimes, Quebec and Ontario. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at a centralized customer service facility.

     During 1999, our gypsum wallboard operations accounted for 6 percent of consolidated net sales, after the elimination of intracompany sales, and 8 percent of consolidated income from operations.

  How do we distribute products to our customers?

     We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, the Wilmington plant is fully equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in over 90 percent of its production being shipped within 100 to 200 miles of the plant. The Wilmington plant ships over 50 percent of its production within 200 miles of the plant. The Corner Brook plant ships over 25 percent of its production on the island of Newfoundland.

  How do changes in the seasons and in the weather affect our business?

     Our gypsum wallboard business is seasonal because construction activity may diminish during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set forth in "Notes to Consolidated Financial Statements -- Quarterly Data (unaudited)" in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

     The gypsum industry is a large, integrated industry in which a few large companies predominate. These companies operate gypsum wallboard plants and usually own the gypsum reserves used in manufacturing the wallboard. They also sell gypsum for use in portland cement production, agriculture and other manufactured gypsum products.

     The gypsum wallboard industry is highly competitive. Producers compete primarily on a regional basis. Producers whose customers are located close to their wallboard plants benefit from lower transportation costs. We enjoy this competitive advantage with respect to wallboard produced at our plants because of their close proximity to key markets.

     Gypsum wallboard is regarded as a commodity product. We intend to compete with other producers based on price, product quality and customer service.

  Customer Orders

     Sales of gypsum wallboard products are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers. In the U.S., plant capacity utilization in 1999 was at 100 percent and there was an industry-wide allocation of product to all customer segments. At December 31, 1999, we had no backlog.

TRADEMARKS AND PATENTS

     As of December 31, 1999, Lafarge owns, has the right to use or has pending applications for approximately 30 patents granted by the U.S. and Canada and 103 trademarks related to Cement, Construction Materials and Lafarge Gypsum and our trademarked, high performance concrete, cement and gypsum products for commercial, agricultural, industrial and public works construction. For example, trademarked precast concrete products such as SPLITROCK(TM) retaining wall modules and paving stones are commonly used in municipal, commercial and residential landscaping designs. In addition, our trademarked concrete mix designs, including Agilia(R), Futurecrete(R), Agrifarge(R) and WeatherMix(R), provide customers with enhanced performance for specific applications. Specialty cements like Lafarge's trademarked SF(TM) cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

RESEARCH, DEVELOPMENT AND ENGINEERING

     We conduct research and development activities for the Cement segment's products at our laboratory located in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. In addition, the Lafarge Group shares its new products developments and enhancements for the construction industry with the Construction Materials and the Cement segments and we have access to their state-of-the-art research and development resources.

     We and Lafarge S.A. are parties to three agreements concerning the sharing of costs for research and development, strategic planning and marketing. In addition, we are involved in research and development through our participation in the Portland Cement Association. Our subsidiary, Systech Environmental Corporation, is engaged in research and development in an effort to further develop technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $7.5 million, $7.4 million and $7.2 million for 1999, 1998 and 1997, respectively. This includes amounts accrued for technical services rendered by Lafarge S.A. to us, under the terms of the agreements discussed above, of $6.1 million during 1999, $6.1 million during 1998 and $6.3 million during 1997.

WHO ARE OUR EMPLOYEES?

     As of December 31, 1999, we employed approximately 10,500 individuals of which approximately 6,450 were hourly employees. Of these hourly employees, approximately 5,200 were employed by Construction Materials, 1,000 by Cement and 250 by Lafarge Gypsum. Salaried employees totaled approximately 4,050. These employees generally act in administrative, managerial, marketing, professional and technical capacities. Overall, we consider our relations with our employees to be satisfactory.

  Construction Materials

     -- U.S. Construction Materials Operations

     Our approximately 3,400 U.S. construction materials employees consist of approximately 2,400 hourly employees and 1,000 salaried employees.

     In the U.S., approximately 50 percent of our hourly workforce is covered by close to 30 collective bargaining agreements with eight major labor unions. During 1999, five collective bargaining and benefit agreements were successfully negotiated with union bargaining groups without a work stoppage. In 2000, twelve labor and benefit agreements will expire. All of these agreements are expected to be successfully negotiated without a work stoppage.

     -- Canadian Construction Materials Operations

     Our employees in the Canadian construction materials operations totaled approximately 3,800 at the end of 1999 with approximately 2,800 hourly employees and 900 salaried employees.

     In eastern Canada, hourly employees are covered by 84 collective bargaining agreements with a number of unions. There are 41 non-union business units in which discussions are held directly with employees. During 1999, some 28 collective bargaining agreements became due and were renegotiated without incident. In Thunder Bay, the collective bargaining agreement with the International Woodworkers Union resulted in a strike, which is now into its 10th month. In the Ottawa area, three collective bargaining agreements with the Teamsters Union have not yet been concluded due to issues associated with the prevailing market. Discussions are ongoing and the matter may be the subject of a hearing before the Ontario Labour Relations Board. During the year, there were two unsuccessful organizing drives and there were also two successful union certifications, one in a construction unit and the other at an aggregate site. Some 26 collective bargaining agreements will expire throughout eastern Canada this year, most notably the ready-mix concrete agreement in the Toronto and Hamilton marketplace.

     In western Canada, there are 35 collective labor agreements with several different unions. Six agreements are through employer associations. During 1999 and the first two months of 2000, 16 collective labor agreements were successfully negotiated. We continue to negotiate 10 collective agreements that have expired, with no work stoppages anticipated. During 2000, a further nine collective labor agreements will expire. These agreements are expected to be renewed without work stoppage.

  Cement

     -- U.S. Cement Operations

     The majority of our U.S. hourly employees are represented by labor unions. During 1999, labor agreements were negotiated at the Davenport, Iowa cement plant and at the following distribution terminals: Cleveland and Toledo, Ohio; Duluth, Minnesota; Superior, Wisconsin and Oswego, New York. During 2000, the labor agreement will expire at the Paulding, Ohio cement plant. We expect the agreement to be successfully concluded without work stoppages.

     -- Canadian Cement Operations

     Substantially all of our approximately 500 hourly employees are covered by labor agreements. In 1999, the labor agreements at the Kamloops, British Columbia plant and the Edmonton, Alberta and Toronto, Ontario terminals were all successfully renegotiated without a work stoppage. In 2000, labor agreements at the Stoney Creek, Ontario slag plant, the Woodstock, Ontario cement plant, the Richmond, British Columbia cement plant and the Saskatoon, Saskatchewan terminal will expire. All are expected to be renewed without a work stoppage.

  Lafarge Gypsum

     -- U.S. Gypsum Wallboard Operations

     Substantially all of Lafarge Gypsum's approximately 250 U.S. hourly employees are covered by labor agreements. There are four local labor agreements with two unions. Two of the collective agreements are at Buchanan, New York where both are in the first year of two year agreements. At Wilmington, Delaware, there are also two contracts, one of which is in the first year of a three year agreement. The other is in the fifth year of a six-year agreement. These agreements are expected to be renegotiated upon expiration without a work stoppage. The Buchanan and Wilmington plants have no recent history of labor disputes.

     -- Canadian Gypsum Wallboard Operations

     All of the approximately 100 hourly employees at our Corner Brook wallboard and expanded polystyrene plants are covered by a labor agreement. This agreement is in the first year of a five year contract. There is no recent history of labor disputes at the Corner Brook plant. There are 15 non-union hourly employees at the Chambly, Quebec joint compound manufacturing plant where discussions are held directly with employees.

ENVIRONMENTAL MATTERS

     The following discusses the environmental laws and their application to Lafarge, and sets forth the proposed changes to or new environmental laws or regulations that could affect us.

     Our operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal and clean up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. Our environmental compliance program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of our facilities, environmental guidance on key issues confronting us, routine training and exchange of information by environmental professionals, environmental recognition award program, and routine and emergency reporting systems.

     The current environmental laws affecting us are summarized below and our policies regarding environmental expenditures are discussed in "Other Factors Affecting the Company -- Environmental Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Item 7 of Part II of this Annual Report, which is incorporated herein by reference. For the years ended December 31, 1999, 1998 and 1997, total capital expenditures and remediation expenses incurred for environmental matters are not material to the financial position, results of operations or liquidity of Lafarge. However, our expenditures for environmental matters have increased and are likely to increase in the future. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement related activities and costs, we cannot determine at this time whether capital expenditures and other remedial actions that we may be required to undertake in the future will materially affect our financial position, results of operations or liquidity. With respect to known environmental contingencies, we have recorded provisions for estimated probable liabilities and do not believe that the ultimate resolution of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of Lafarge.

     Some of the proposed changes to, or new environmental laws or regulations that could affect us, are discussed below.

  Resource Conservation and Recovery Act -- Boiler and Industrial Furnaces Regulations

     We currently operate three U.S. cement plants using fuel-quality wastes that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations (Alpena, Michigan; Paulding, Ohio; and Fredonia,

Kansas). The other BIF requirements include a permitting process, extensive record keeping of operational parameters and raw materials and waste-derived fuels use, demonstration of financial capability to cover future closures and spill cleanups, and corrective action requirements for other solid waste management units at the facilities. Our three BIF cement plants have submitted, in a timely manner, formal Part B permit applications, which is the first step in the permitting process. The Fredonia plant completed its trial burn in 1995 to establish permit limitations to be incorporated into the second step, the final Part B permit. A draft of the proposed Part B permit was reviewed during 1998; a public hearing was held on March 26, 1999 and a final Part B permit became effective on January 18, 2000. The Paulding plant conducted its trial burn in May 1998. A draft permit was circulated for review and comment in 1999; a proposed permit was published for public comment on February 2, 2000 and a public hearing is scheduled for March 21, 2000. On October 22, 1998, we announced that the Alpena plant will cease using fuel-quality wastes no later than June 1, 2001. During the interim, the plant will continue to use waste-derived fuels and comply with the applicable RCRA and BIF requirements.

     Over the last few years, the U.S. Environmental Protection Agency ("EPA") was in the process of revising its BIF regulations. Proposed revisions of the BIF regulations were initially published in May 1996, citing both RCRA and Clean Air Act authority. The proposal relied heavily on maximum achievable control technology ("MACT") requirements of Title III of the Clean Air Act Amendments of 1990 with certain elements of the risk-based authority of RCRA incorporated into the proposal. The proposed standards were based on technologies from a "pool" of the top 12 environmental performers of existing facilities that use fuel-quality waste as a supplemental fuel. Our Alpena plant was a MACT pool facility; it uses a baghouse as its primary air pollution control device. In 1998, the Paulding plant installed a baghouse and a bypass system that should enable it to meet the final standards. We have actively participated in the regulatory process to help formulate revised BIF standards that are reasonable, cost-effective and comply with the RCRA and the Clean Air Act. In the past two years, the EPA has reopened the rulemaking process on several occasions to solicit public comment on new data and proposed regulatory approaches (i.e., new limits for semi-volatile metals and a particulate matter continuous emission monitoring system). A final revised regulation was published on September 30, 1999. Existing BIF facilities have up to three years to meet the new standards or cease using hazardous waste as a supplemental fuel. In late 1999, we petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review certain aspects of the EPA final rule. Several other industries and other organizations also have sought judicial review of the final rule.

  Resource Conservation and Recovery Act -- Cement Kiln Dust

     Cement kiln dust ("CKD") is a by-product of many of our cement manufacturing plants. CKD has been excluded from regulation as a hazardous waste under the so-called Bevill amendment to the RCRA until the EPA completes a study of CKD, determines whether it should be regulated as a hazardous waste and issues appropriate implementing regulations. In January 1995, the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from CKD management in karst terrain, fugitive emissions from CKD handling and management and surface water/storm water runoff from CKD management areas. In March 1995, we joined other cement manufacturers in submitting to the EPA a proposed enforceable agreement for managing CKD that included specific CKD management standards. After a lengthy legal review, the EPA decided that it lacks the legal authority to enter into an enforceable agreement. In 1996, the EPA announced that it was recommencing the process of developing CKD management standards using industry standards as the technical starting point and Subtitle C of RCRA as its legal authority. We have indicated to the EPA that we believed it inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. Over the last few years, Lafarge and other cement manufacturers, through our trade association, have worked with the EPA and various states to develop a consensus approach for implementing CKD management standards primarily using state solid waste authority as the primary legal authority rather than federal Subtitle C authority. On August 20, 1999, the EPA published a proposed rule entitled "Standards for the Management of Cement Kiln Dust." In the proposed rule, the EPA includes comprehensive CKD management standards. The EPA's proposed approach is for the states to adopt CKD management standards similar to the EPA's proposed new standards as part of their non-hazardous solid waste management region. CKD managed in conformity with these standards would remain a non-hazardous waste under RCRA. In instance of "egregious or repeated" violations of these standards, the EPA has proposed that it would classify the mismanaged CKD as a RCRA hazardous waste. This scenario would give the EPA federal Subtitle C enforcement authority over the violation in the event the state failed to take appropriate action. The EPA also stresses that it may never need to issue a final rule under this state approach, if states actively come forth with appropriate programs to manage CKD.

     In order to mitigate the anticipated future costs of CKD regulation at the federal and/or state levels, we have had a program in place to assess our management practices for CKD at operational and inactive facilities in both the U.S. and Canada, and to voluntarily take remedial steps and institute management practices consistent with the industry practices for CKD management. As part of this program, we also assess and modify our process operations, evaluate and use alternative raw materials and implement new technologies to reduce the generation of CKD.

  Historical waste disposal and/or contaminated sites

     As with many industrial companies in the U.S. and Canada, we have been involved in certain remedial actions to clean up or to close certain historical waste disposal and/or contaminated sites, as required by federal, provincial and/or state laws. In addition, we have voluntarily initiated cleanup activities at certain of our properties in order to mitigate long-term liability exposure and/or to facilitate the sale of such property. We routinely review all of our active properties, as well as our idle properties, to determine whether remediation is required, the adequacy of accruals for such remediation and the status of all remedial activities. It has been our experience that, over time, sites are added to and removed from the remediation list as cleanup actions are finalized and, where necessary, governmental sign-off is obtained or when it is determined that no governmental action will be initiated.

     Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund." Currently, we are involved in two Superfund remediations. At one site, where we have been named a PRP (a potentially responsible party), the remedial activities are complete and long-term maintenance and monitoring are under way. Partial contribution has been obtained from financially viable parties, including ourselves. The EPA delisted this site from the National Priority List in 1999. At the other site, also on the National Priority List, some of the PRPs named by the EPA have initiated a third-party action against 47 other parties, including us. We have also been named a PRP at this site. The suit alleges that in 1969 a predecessor of Lafarge sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and that numerous other large disposers of hazardous substances are associated with this site. We believe that neither matter is material to the financial condition, results of operations or liquidity of Lafarge. In addition, during the year ended December 31, 1999, no enforcement matters were initiated or resolved or are outstanding that have a material effect on our financial statements.

  Clean Air Act

     The Clean Air Act Amendments of 1990 require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The new MACT standards are supposed to require plants to install the best feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. We have actively participated with other cement manufacturers in working with the EPA to define test protocols, better define the scope of the MACT standards, determine the existence and feasibility of various technologies and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the cement industry. The EPA proposed standards for existing and new facilities were subject to review and public comment in 1998. On June 14, 1999, the EPA promulgated final MACT regulations, and existing facilities will have three years to meet the standards or close down operations. In September 1999, the cement industry trade association filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit challenging certain aspects of the final rules. The industry has entered into settlement discussions with the EPA in an effort to resolve as many of the issues as possible in order to avoid having to proceed with appellate litigation of these matters. Our Sugar Creek, Missouri plant that is being modernized and expanded will have to meet the new MACT standards at the time of startup. We believe that several of our other U.S. plants will likely be required to upgrade and/or replace existing air pollution control and/or emissions monitoring equipment as a result of MACT regulations. Although the costs of such new equipment may be significant, the actual plant specific costs will vary depending on the level of existing controls and/or emissions monitoring equipment and whether or not it can be modified or new equipment will be required to meet the final MACT standards. We presently are in the process of auditing all of our cement plants subject to the new MACT requirements in order to determine what actions will be needed to comply with the new MACT requirements and to make a determination of the site specific costs associated with these actions. We do not anticipate the costs associated with complying with the new MACT standards to have a material impact on our financial statements.

     Title V of 1990 Clean Air Act Amendments could result in significant capital expenditures and operational expenses for us. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. Under the Act, our U.S. operations deemed to be "major sources" of air pollution were required to submit detailed permit applications and pay recurring permit fees. Our "major sources" have been routinely paying permit fees for several years. The permitting requirements primarily affect our cement manufacturing, gypsum wallboard and waste-fuel operations. We have submitted all applicable permit applications. During 1999, we began reviewing draft Title V permits for several of our facilities. We anticipate that it will be several more years before all the initial Title V permits are drafted and issued.

     In July 1997, the EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act- particulate matter and photochemical oxidants (ozone). Because of the nature of our operations, the proposed addition of a particulate matter standard that would regulate particles 2.5 microns or less in diameter, and the regulation of nitrogen oxides emissions as the precursor pollutant to ozone, is of potential concern. Implementation of these new standards would not immediately have an impact on industrial operations. The first step is several-year data collection and analysis activity by the states to determine whether or not the state will be able to meet the new standards. If a state were unable to demonstrate that it could meet the standards, it would then be required to modify its state air quality implementation plan to describe actions to meet the new standards. This initial phase would take several years to complete. It is presently unknown whether states in which we operate would be able to meet the new standards, how the states would modify their implementation plans to demonstrate compliance and/or the ultimate technology and the cost impact on our operations. In 1998, the U.S. Congress clarified the time schedule for implementation of the particulate matter 2.5 program. The EPA was prohibited by Congress from requiring states to revise their implementation plan until after the next 5-year review of the particulate matter 2.5 and ozone standards in 2001. On May 14, 1999, the U.S. Court of Appeals for the District of Columbia Circuit vacated these standards precluding their implementation. The EPA has petitioned the U.S. Supreme Court seeking to reverse the appellate court decision.

     In 1998, the EPA also clarified its expectations of states in the ozone transport region (22 states east of the Mississippi River plus Missouri) in revising their NOx control strategies and standards to demonstrate future attainment of the ozone ambient air quality standards. After the U.S. Court of Appeals for the District of Columbia Circuit's decision on revisions of the ozone and new particulate matter 2.5 standards, the EPA reinstated the 8-hour ozone standard. The EPA indicated that the NOx State Implementation Program
(SIP) revision call would now be required to address attainment of the 8-hour ozone standard in the applicable ozone transport region. This regulatory determination was challenged by numerous industry petitioners. On March 3, 2000, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA's NOx SIP-revision determination. As a result, the subject states must commence the NOx SIP revision process and submit new NOx state implementation plans and regulations to the EPA by a future date to be specified by the EPA. The court determination excluded Wisconsin, and parts of Missouri and Georgia originally covered by the NOx SIP revision call. In the past, the EPA has recommended that states only require 30 percent reduction of NOx from cement plants. The EPA recommendation allows cement plants to consider all NOx reductions that have occurred from a 1995 baseline. We do not believe that the costs associated with revised state NOx regulations will have a material impact on us.

  Global Climate Change

     An evolving issue of significance to Lafarge in the U.S. and Canada is global climate change, or CO(2) stabilization/reduction. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure CO(2) stabilization and/or reduction after the turn of the century. The international conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The Kyoto Protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S. and Canada, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The Protocol was available for signature by member countries starting in the spring of 1998. Even though President Clinton signed the Kyoto Protocol in November 1998, it will require Senate ratification and enactment of implementing legislation before it becomes effective in the U.S. The consequences of CO(2) reduction measures for cement producers are potentially significant because CO(2) is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture clinker (which is then ground with gypsum to make cement). In addition, CO(2) is generated in the calcining of limestone to make clinker. Any imposition of raw material or production limitations, or fuel-use or carbon taxes, could have a significant impact on the cement manufacturing industry. The Canadian cement industry, including Lafarge, has entered into a voluntary commitment with the Canadian government to annually improve energy efficiency by approximately 1 percent per ton of clinker from 1990 to 2005, which commitment we have been able to meet. In the U.S. in 1996, we joined the EPA's Climate Wise program. This voluntary program promotes energy efficiency in industrial operations and reduces or stabilizes the CO(2) emissions that result from the generation of electricity.

     The Conference of the Parties has continued to work on issues not clearly resolved in the Kyoto Protocol. The primary focus was on developing more details on enforcement mechanisms, and the flexible market mechanisms provisions (i.e., country-to-country emissions trading, joint implementation and a clean development mechanism). These provisions are potentially important to us as an option for meeting potential CO(2) reductions other than by reducing production, should the U.S. Senate ratify the Kyoto Protocol, and the Protocol comes into force and effect. It will not be possible to determine the impact on Lafarge until international, U.S. and Canadian governmental requirements are defined and we can determine whether emission offsets or credits are obtainable and whether alternative cementitious products can be substituted.

     In December 1999, an action was filed against us and five others to recover response activity costs incurred by the state of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. We intend to vigorously defend this action and believe that it will not materially impact the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth the name, age and business experience for the last five years of each of the executive officers of the Company and indicates all positions and offices with the Company held by them.

               NAME                                          POSITION                            AGE
               ----                                          --------                            ---
Bertrand P. Collomb...............      Chairman of the Board                                    57
Bernard L. Kasriel................      Vice Chairman of the Board                               53
John M. Piecuch...................      President and Chief Executive Officer                    51
Edward T. Balfe...................      Executive Vice President and                             58
                                        President -- Construction Materials
Peter H. Cooke....................      Executive Vice President -- Cement                       51
Larry J. Waisanen.................      Executive Vice President and Chief Financial             49
                                        Officer
Michael J. Balchunas..............      Senior Vice President and President -- U.S. Cement       52
                                        Operations
Jean-Marc Lechene.................      Senior Vice President and President -- Canadian          41
                                        Cement Operations
Alain Bouruet-Aubertot............      Senior Vice President and President -- Lafarge           43
                                        Gypsum
Patrick Demars....................      Senior Vice President -- Corporate Technical             51
                                        Services
Eric C. Olsen.....................      Senior Vice President -- Strategy and Development        36
James J. Nealis III...............      Senior Vice President -- Human Resources                 52
Joseph B. Sherk...................      Vice President and Controller                            51
David C. Jones....................      Vice President -- Legal Affairs and Secretary            58
David W. Carroll..................      Vice President -- Environment and Government             53
                                        Affairs
Kevin C. Grant....................      Vice President and Treasurer                             44

     Bertrand P. Collomb was appointed to his current position in January 1989. He has also served as Chairman of the Board and Chief Executive Officer of Lafarge S.A. since August 1989. From January 1989 to August 1989 he was Vice Chairman of the Board and Chief Operating Officer of Lafarge S.A., and from 1987 until January 1989 he was Senior Executive Vice President of Lafarge S.A. He served as Vice Chairman of the Board and Chief Executive Officer of the Company from February 1987 to January 1989.

     Bernard L. Kasriel was appointed to his current position in May 1996. He has also served as Vice Chairman and Chief Operating Officer of Lafarge S.A. since January 1995. Prior to that he served as Managing Director of Lafarge S.A. from 1989 to 1994, Senior Executive Vice President of Lafarge S.A. from 1987 to 1989 and Executive Vice President of Lafarge S.A. from 1982 until 1987.

     John M. Piecuch was appointed to his current position effective October 1996. He previously served as Group Executive Vice President of Lafarge S.A. from July 1994 until October 1996. He served as Senior Executive Vice President of the Company from 1992 to June 1994 and as Executive Vice President of the Company from 1989 to 1992.

     Edward T. Balfe was appointed to his current position in July 1994. Prior to that he served as Senior Vice President of Construction Materials. He served as President of the Company's Construction Materials Eastern Region and President and General Manager of Permanent Lafarge, a construction materials affiliate of the Company, from 1990 to 1993.

     Peter H. Cooke was appointed to his current position effective September 1999. Prior to that, he served as Executive Vice President and President -- Canadian Cement Operations from March 1996 to September 1999. He served as Senior Vice President and President of the Company's Eastern Cement Region from July 1990 to February 1996.

     Larry J. Waisanen was appointed to his current position effective February 1998. He previously served as Senior Vice President and Chief Financial Officer of the Company from January 1996 to February 1998. He served as Assistant General Manager of Lafarge S.A.'s interests in Turkey from May 1992 to December 1995. Prior to that he served as Vice President Controller of Lafarge S.A. from March 1989 to April 1992.

     Michael J. Balchunas was appointed to his current position effective September 1999. He served as Senior Vice President and President -- Western Cement Region from July 1996 to September 1999. From March 1992 to July 1996 he was President of Systech Environmental Corporation, a wholly owned subsidiary of the Company. Prior to that he served as Vice President of Operations of the Company's Great Lakes Region from July 1990 to March 1992.

     Jean-Marc Lechene was appointed to his current position in September 1999. He previously served as Executive Vice President of Lafarge China from March 1996 to September 1999. Prior to that he served as Senior Vice President Cement Strategy of Lafarge S.A. from November 1995 to March 1996.

     Alain Bouruet-Aubertot was appointed to his current position effective September 1996. He served as Senior Vice President of Strategy & Development for Lafarge Platres, a division of Lafarge S.A., from December 1994 to September 1996. Prior to that, he was Project Director & Business Manager for Rhone-Poulenc Chemicals from November 1993 to November 1994 and
Technical/Manufacturing Director for Rhone-Poulenc, Thann & Mulhouse from January 1992 to October 1993.

     Patrick Demars was appointed to his current position effective February 1991. He previously served as Vice President -- Products and Process of the Company's Corporate Technical Services operations from July 1990 to January 1991. He was a Regional Vice President at CNCP, a Brazilian subsidiary of Lafarge S.A., from July 1986 to June 1990.

     Eric C. Olsen was appointed to his current position in August 1999. Prior to that, from May 1993 to August 1999, he was a partner in Trinity Associates, a management consulting firm focusing on certain capital intensive industries.

     James J. Nealis III was appointed to his current position effective January 1999. From August 1996 to December 1998 he served as Vice
President -- International Human Resources for the Lafarge Group in Paris. From January 1994 to August 1996 he served as Vice President -- Human Resources, Cement Group.

     Joseph B. Sherk was appointed to his current position effective August 1998. From January 1994 to August 1998 he was Vice President and Controller, Construction Materials, Eastern Region for Lafarge Canada Inc.

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

     Kevin C. Grant was appointed to his current position effective February 1998. He previously served as Treasurer of the Company from June 1995 to February 1998. He served as Vice President -- Human Resources Development from June 1994 to June 1995. He also was Sales Manager from June 1992 to June 1994 and Manager of Strategic Studies from June 1991 to June 1992 for Lafarge Fondu International, a subsidiary of Lafarge S.A.

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

ITEM 2.  PROPERTIES

     Information set forth in Item 1 of this Annual Report that relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by us is incorporated hereon by reference in answer to this Item 2.

     All of our cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants, gypsum wallboard plants and miscellaneous properties, are owned by us free of major encumbrances, except the Exshaw cement plant, the Kamloops limestone and cinerite quarries and the Wilmington gypsum wallboard plant.

     - The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

     - The Kamloops limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

     - The Wilmington gypsum wallboard facility is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. The lease expires in November 2020.

     We own limestone quarry sites for our U.S. cement manufacturing plants which are conveniently located near each plant, except for Joppa, Richmond and Seattle quarries which are located approximately 70, 80 and 180 miles, respectively, from their plant sites.

     Lafarge Canada Inc.'s cement manufacturing plant limestone quarrying rights in Quebec, Nova Scotia, Ontario, Alberta and British Columbia are held under quarry leases, some of which require annual royalty payments to provincial authorities. We estimate that limestone reserves for the cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves owned by us or are purchased from suppliers and are readily available.

     We have ready-mixed concrete and construction aggregate operations extending from coast-to-coast in Canada. Our U.S. activities are concentrated in the Rocky Mountain, midwestern, north-central and northeast states and Louisiana. We have approximately 700 locations that offer an extensive line of construction materials, consisting primarily of crushed stone, sand, gravel and other aggregate; ready-mixed concrete; concrete products such as pipe, brick, block, paving stones and utility structures; asphalt paving and road construction services; and dry bagged goods.

     Deposits of raw materials for our aggregate producing plants are located on or near the plant sites. These deposits are either owned by us or leased upon terms which permit orderly mining of reserves.

ITEM 3.  LEGAL PROCEEDINGS

     In 1992, Lafarge Canada Inc., the Bertrand & Frere Construction Company Limited and others were named as defendants in lawsuits filed in the Ontario (Canada) Court (General Division) arising from the claims of building owners, the Ontario New Home Warranty Program and others alleging defective concrete, fly ash and cement used in footings, foundations and floors. Damages claimed totaled more than Canadian $65 million. Lafarge Canada's liability, if any, in these lawsuits is uncertain. Lafarge Canada has denied liability and is defending the lawsuits vigorously. Lafarge Canada has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and a hearing on the issues was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected in 2000. Lafarge Canada believes that it has insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

     On March 18, 1998, a stockholder derivative lawsuit was filed against our directors in the Circuit Court for Montgomery County, Maryland. The lawsuit alleged breach of fiduciary duty, corporate waste and gross negligence in connection with our purchase of North American construction materials assets from Lafarge S.A., our majority stockholder (the "Redland Transaction").

     The Redland Transaction, proposed to us in late 1997, was evaluated by a special committee of independent directors after conducting extensive due diligence and being advised by independent professionals retained by the committee to assist with its evaluation, one of which, an investment banking firm, advised the committee regarding the fairness of the price and terms of the Redland Transaction. Based on its due diligence and the opinions of its specially-retained advisers, the special committee recommended the Redland Transaction for approval by the full Board of Directors of the company. On March 16, 1998, the full Board, consisting of a majority of independent directors, approved the Redland Transaction, which was publicly announced on March 17, 1998.

     The directors advised us that the lawsuit was without merit and have vigorously defended against the lawsuit. By order dated January 28, 2000, the Court granted the directors' motion for summary judgment. We have been advised that plaintiffs have appealed the Court's ruling and that the directors intend to vigorously contest that appeal.

     Currently, we are involved in two remediations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site, where we have been named a potentially responsible party ("PRP"), remedial activities are complete, long-term maintenance and monitoring are under way and partial contribution has been obtained from financially viable parties, including us. The U.S. Environmental Protection Agency ("EPA") delisted this site from the National Priority List in 1999. At the other site, which remains on the National Priority List, several PRPs named by the EPA have initiated a third-party action against 47 other parties including us. We also have been named a PRP at this site. The suit alleges that in 1969 a predecessor of ours sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. We believe that neither matter is material to our financial condition, results of operations or liquidity.

     In December 1999, an action was filed against us and five others to recover response activity costs incurred by the state of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. We intend to vigorously defend this action and believe that it will not materially impact us.

     When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs or liability associated with the legal action is recorded as a liability in the financial statements. As of December 31, 1999, 1998 and 1997, the liabilities recorded for environmental obligations and other legal actions are not material to our financial statements. Although we believe such accruals are adequate, we may incur costs in excess of amounts provided at December 31, 1999. However, we believe that the possibility of material liability in excess of amounts reported in the December 31, 1999 Consolidated Balance Sheet is remote.

     In the ordinary course of business, we are involved in certain other legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, our liability, if any, arising from these legal actions and claims cannot be determined with certainty. We believe that all legal and environmental matters will be resolved without material adverse impact to our financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required in response to Item 5 is reported in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Management's Discussion of Shareholders' Equity" of this Annual Report and is incorporated herein by reference.

     On March 6, 2000, 69,009,550 shares of our Common Stock were outstanding and held by 3,306 record holders. In addition, on March 6, 2000, 4,484,097 Exchangeable Preference Shares of Lafarge Canada, Inc., which are exchangeable at the option of the holder into our Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of our Common Stock, were outstanding and held by 6,315 record holders.

     We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The table below summarizes selected financial information for the Company. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8 of this Annual Report.

                                                  YEARS ENDED DECEMBER 31
                                  -------------------------------------------------------
                                    1999       1998        1997         1996       1995
                                  --------   --------   -----------   --------   --------
                                         (IN MILLIONS EXCEPT AS INDICATED BY AN *)
OPERATING RESULTS
Net Sales......................   $2,654.4   $2,448.2   $   1,806.4   $1,649.3   $1,472.2
                                  ========   ========   ===========   ========   ========
INCOME BEFORE THE FOLLOWING
  ITEMS:.......................   $  481.6   $  407.0   $     300.9   $  236.4   $  185.4
Interest expense, net..........      (44.8)     (27.2)         (6.6)     (14.1)     (15.2)
Income taxes...................     (161.4)    (144.3)       (112.3)     (81.4)     (40.6)
                                  --------   --------   -----------   --------   --------
NET INCOME.....................      275.4      235.5         182.0      140.9      129.6
Depreciation, depletion and
  amortization.................      168.3      156.8         106.3      100.5       94.3
Other items not affecting
  cash.........................      (45.2)     (16.2)         47.7      (33.4)    (105.6)
                                  --------   --------   -----------   --------   --------
NET CASH PROVIDED BY
  OPERATIONS...................   $  398.5   $  376.1   $     336.0   $  208.0   $  118.3
                                  ========   ========   ===========   ========   ========
     TOTAL ASSETS..............   $3,304.2   $2,904.8   $   2,774.9   $1,813.0   $1,713.9
                                  ========   ========   ===========   ========   ========
FINANCIAL CONDITION AT DECEMBER
  31
Working capital................   $  625.3   $  522.9   $    (127.1)(A) $  394.9 $  448.6
Property, plant and equipment,
  net..........................    1,618.3    1,400.8       1,296.0      867.7      797.0
Other assets...................      550.4      566.1         529.4      213.0      198.3
                                  --------   --------   -----------   --------   --------
     TOTAL NET ASSETS..........   $2,794.0   $2,489.8   $   1,698.3   $1,475.6   $1,443.9
                                  ========   ========   ===========   ========   ========
Long-term debt.................   $  719.8   $  751.2   $     135.2   $  161.9   $  268.6
Other long-term liabilities....      351.3      323.4         307.4      203.2      194.3
Shareholders' equity...........    1,722.9    1,415.2       1,255.7    1,110.5      981.0
                                  --------   --------   -----------   --------   --------
     TOTAL CAPITALIZATION......   $2,794.0   $2,489.8   $   1,698.3   $1,475.6   $1,443.9
                                  ========   ========   ===========   ========   ========
COMMON EQUITY SHARE INFORMATION
Net income -- basic*...........   $   3.79   $   3.27   $      2.56   $   2.02   $   1.89
Net income -- diluted*.........   $   3.77   $   3.24   $      2.54   $   1.95   $   1.82
Dividends*.....................   $   0.60   $   0.51   $      0.42   $   0.40   $  0.375
Book value at December 31*.....   $  23.55   $  19.57   $     17.52   $  15.79   $  14.17
Average shares and equivalents
  outstanding..................       72.6       72.1          71.1       69.8       68.7
Shares outstanding at December
  31...........................       73.2       72.3          71.7       70.4       69.2
                                  ========   ========   ===========   ========   ========
STATISTICAL DATA
Capital expenditures...........   $  315.7   $  224.3   $     124.0   $  124.8   $  121.9
Acquisitions...................   $   58.3   $   99.3(B) $       8.8  $   83.5   $   29.3
Net income as a percentage of
  net sales*...................       10.4%       9.6%         10.1%       8.5%       8.8%
Return on average shareholders'
  equity*......................       17.6%      17.6%         15.4%      13.5%      14.2%
Long-term debt as a percentage
  of total capitalization*.....       25.8%      30.2%          8.0%      11.0%      18.6%
Number of employees at December
  31*..........................     10,500     10,400        10,100      6,800      6,600
Exchange rate at December 31
  (Cdn. to U.S.)*..............      0.692      0.654         0.699      0.730      0.733
Average exchange rate for the
  year (Cdn. to U.S.)*.........      0.673      0.674         0.722      0.733      0.729
                                  ========   ========   ===========   ========   ========

---------------
(A) Includes a liability of $690 million to Lafarge S.A. for the Redland acquisition, of which $40 million was repaid in 1998 and the remaining $650 million was financed with long-term public debt in 1998.

(B) Excludes Redland acquisition that was accounted for similar to a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

                       MANAGEMENT'S DISCUSSION OF INCOME

     The Consolidated Statements of Income included in Item 8. Financial Statements and Supplementary Data of this Annual Report summarize the operating performance of Lafarge Corporation (the company) for the past three years. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the table below. (See "Segment and Related Information" in the Notes to Consolidated Financial Statements for further segment information.)

     The company's three operating segments are:

     Construction Materials -- the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt and the construction and paving of roads.

     Cement -- the production and distribution of portland and specialty cements and cementitious materials and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

     Lafarge Gypsum -- the production and distribution of gypsum wallboard and related products.

                                                                       YEARS ENDED DECEMBER 31
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
                                                                            (IN MILLIONS)
NET SALES
Construction materials.....................................      $1,419.2      $1,342.3      $  785.4
Cement.....................................................       1,202.8       1,123.7       1,050.5
Gypsum.....................................................         152.5         102.4          92.1
Eliminations...............................................        (120.1)       (120.2)       (121.6)
                                                                 --------      --------      --------
          TOTAL............................................      $2,654.4      $2,448.2      $1,806.4
                                                                 ========      ========      ========
GROSS PROFIT
Construction materials.....................................      $  263.4      $  250.9      $  119.8
Cement.....................................................         405.2         367.7         329.9
Gypsum.....................................................          56.7          30.6          21.5
                                                                 --------      --------      --------
          TOTAL............................................         725.3         649.2         471.2
                                                                 --------      --------      --------
OPERATIONAL OVERHEAD AND OTHER EXPENSES
Construction materials.....................................         (73.9)        (79.6)        (39.8)
Cement.....................................................         (84.7)        (79.0)        (71.1)
Gypsum.....................................................         (14.8)        (10.6)         (8.3)
                                                                 --------      --------      --------
          TOTAL............................................        (173.4)       (169.2)       (119.2)
                                                                 --------      --------      --------
INCOME FROM OPERATIONS
Construction materials.....................................         189.5         171.3          80.0
Cement.....................................................         320.5         288.7         258.8
Gypsum.....................................................          41.9          20.0          13.2
                                                                 --------      --------      --------
          TOTAL............................................         551.9         480.0         352.0
Corporate and unallocated expenses.........................         (70.3)        (73.0)        (51.1)
                                                                 --------      --------      --------
EARNINGS BEFORE INTEREST AND TAXES.........................      $  481.6      $  407.0      $  300.9
                                                                 ========      ========      ========
ASSETS
Construction materials.....................................      $1,239.1      $1,095.3      $1,136.6
Cement.....................................................       1,098.3         956.4         795.2
Gypsum.....................................................         125.1          70.6          71.8
Corporate, Redland goodwill and unallocated assets.........         841.7         782.5         771.3
                                                                 --------      --------      --------
          TOTAL............................................      $3,304.2      $2,904.8      $2,774.9
                                                                 ========      ========      ========

                          YEAR ENDED DECEMBER 31, 1999

NET SALES

     The company's net sales increased by 8 percent in 1999 to $2,654.4 million from $2,448.2 million in 1998. U.S. net sales increased 10 percent to $1,867.9 million. The improvement in U.S. sales was primarily due to the continuation of favorable economic conditions supporting demand in all three segments. Sales volumes and prices generally increased in construction materials, cement and gypsum. Canadian net sales were $786.5 million, an increase of $38.6 million or 5 percent. The increase was due to the improving economic conditions in eastern Canada, higher cement and ready-mix concrete prices, and increased aggregate volumes and prices. Other positive factors improving Canadian sales included the Gypsum segment's purchase of a gypsum wallboard factory and a joint compound manufacturing facility. These increases were partially offset by a slight decline of 0.2 percent in the average value of the Canadian dollar relative to the U.S. dollar and lower sales in western Canada.

  Construction Materials

     Net sales from construction materials operations in the U.S. and Canada were $1,419.2 million, which represents an increase of 6 percent from 1998. Ready-mixed concrete shipments to customers in the U.S. and Canada were 10.6 million cubic yards in 1999, 3 percent higher than 1998, while aggregate sales volumes of 78.3 million tons were essentially unchanged from last year. In the U.S., net sales increased by $66.2 million or 9 percent to $841.8 million. Ready-mixed concrete sales volumes increased by 4 percent as most major markets posted gains. Average selling prices in the U.S. regions increased by 3 percent due to increased sales of higher value-added ready-mixed concrete. Aggregate sales volumes in the U.S. decreased by 3 percent while average selling prices increased by 5 percent when compared to 1998. The decrease in aggregate sales volumes despite overall healthy demand was accounted for by softness in some key markets, such as New Mexico, Ohio and Maryland. In Canada, net sales increased by $10.7 million or 2 percent. This increase reflects an increase in the average selling price of most products. Ready-mixed concrete sales volumes in Canada increased 1 percent from 1998 levels while average selling prices increased by 3 percent. In eastern Canada, sales volumes were 13 percent higher and average selling prices were slightly higher than 1998 levels. Several acquisitions in 1999 as well as increased project work and mild weather combined to increase sales. Western Canada ready-mixed concrete volumes were below prior year by 11 percent; however, average selling prices increased by 7 percent. The volume decline was primarily due to the weak economy in British Columbia and depressed commodity prices for most of the year in the prairie provinces. Canadian aggregate sales volumes were 3 percent ahead of 1998 levels and average selling prices increased 4 percent. Volumes in eastern Canada increased by 9 percent with an average selling price increase of 7 percent. The average selling price increase was mainly due to a shift in the product mix to premium products coupled with strong prices in recently acquired operations. Aggregate volumes in western Canada declined 8 percent while average selling prices increased only slightly, mainly due to the weak economic conditions in British Columbia.

  Cement

     Net sales from cement operations increased by 7 percent to $1,202.8 million from $1,123.7 million in 1998 due to higher sales volumes and average selling prices. Cement sales volumes increased by 0.7 million tons to 14.3 million tons, which represents a 5 percent increase, while the selling price per ton to customers net of freight costs ("net realization") increased by 2 percent. U.S. net sales increased by $69.9 million to $920.7 million, an 8 percent improvement, which reflects high levels of construction spending. Cement shipments advanced 6 percent as most major markets posted gains. Net realization in the U.S. increased 2 percent. Canadian cement sales increased 3 percent to $282.1 million from $272.9 million. Cement shipments in Canada increased by 1 percent while net realization increased by 3 percent. In eastern Canada, cement sales volumes and net realization increased by 7 percent and 4 percent, respectively. Cement shipments in the Atlantic provinces were 11 percent higher than in 1998 primarily due to increased commercial and public works projects. Quebec and Ontario experienced increased shipments of 8 percent and 5 percent, respectively, due to increases in residential and commercial construction related to continuing strengthening of the provincial economies. In western Canada, cement shipments were 6 percent lower than 1998, reflecting weaker demand in all major markets. The major factors were the negative impact on British Columbia of the depressed Asian economy, low world commodity prices and lower sales of oil well cement due to a decline in drilling activity.

  Gypsum

     Net sales from gypsum operations increased by 49 percent to $152.5 million from $102.4 million in 1998. Strong market demand in the residential and commercial construction sectors resulted in average selling price increases of 22 percent. Volumes also increased by 22 percent to 890 million square feet. Due to productivity improvements, both U.S. gypsum plants achieved record production levels for the second straight year. Volumes from existing facilities in Wilmington, Delaware and Buchanan, New York rose by 43 million square feet or 6 percent. Volumes from the recently acquired wallboard plant in Newfoundland, Canada and volumes of imported wallboard of 87 million and 30 million square feet, respectively, accounted for the remaining increase. The company announced the construction of two state-of-the-art gypsum wallboard plants in northern Kentucky and northern Florida during the year. When the plants begin operating in mid-2000 and early 2001, respectively, Lafarge's gypsum wallboard capacity will increase to more than 2.5 billion square feet per year.

GROSS PROFIT AND COST OF GOODS SOLD

     The company's gross profit as a percentage of net sales increased to 27.3 percent from 26.5 percent in 1998, reflecting improvements in most major product lines.

     Construction materials gross profit was comparable to 1998 at 19 percent. The U.S. and Canada both experienced higher aggregate and ready-mixed concrete average selling prices. These were offset by higher material costs in all regions and increased operating costs in the eastern and western U.S. and in western Canada.

     Cement gross profit was 34 percent compared with 33 percent in 1998. The improvement was the result of higher average selling prices partially offset by a 2 percent increase in cash production cost per ton. In Canada, cash production cost per ton increased by 3 percent primarily due to increased maintenance and higher power costs at the Woodstock, Ontario plant, and increased fuel costs at the Exshaw, Alberta and the old Richmond, British Columbia plants. In addition, costs were negatively impacted by costs associated with the startup of the new kiln at the Richmond plant. These were partially offset by a slight improvement in cash production cost per ton in the U.S. The company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the company's cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                --------------
                                                                1999     1998
                                                                -----    -----
Cement production...........................................    13.55    12.77
Clinker production..........................................    11.76    11.18
Clinker capacity utilization................................       97%      95%
                                                                =====    =====

     Cement and clinker production were 6 and 5 percent higher than 1998, respectively. U.S. cement production totaled 8.5 million tons, up 9 percent. Clinker capacity utilization at U.S. plants increased to 99 percent from 98 percent as several U.S. plants established clinker production records. Production capacity increased in 1999 compared with 1998 with the acquisition of the Seattle, Washington plant in the fourth quarter of 1998. The Alpena, Michigan plant experienced a significant production increase due to increased efficiencies. Canadian cement production was 5 million tons, up 2 percent. Canadian clinker capacity utilization increased to 92 percent from 90 percent. These improvements were due to higher cement and clinker production at five of the seven Canadian cement plants. The largest increases are attributed to the Brookfield, Nova Scotia and the Woodstock, Ontario plants producing with two kilns.

     Lafarge Gypsum's gross profit as a percentage of sales increased by 7 percentage points to 37 percent. This was primarily due to four price increases during the year resulting from favorable market conditions. For the second straight year, both U.S. plants set production records in 1999. These favorable factors were offset somewhat by the impact of the higher costs associated with the imported wallboard and lower margins associated with the new Canadian operations.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $235.0 million in 1999 compared with $216.8 million in 1998. The increase was due to the purchase and integration of several acquisitions throughout the year, financial system upgrades in all segments and an increase in consulting fees paid due to the Year 2000 compliance program. Additionally, gypsum operations saw increases due to the implementation of changes to their marketing, administrative and customer service areas that were necessary to support the planned growth of the gypsum division. Despite this, selling and administrative expenses as a percentage of net sales remained unchanged from 1998 at 8.9 percent.

GOODWILL AMORTIZATION

     Amortization of goodwill was $17.2 million in 1999 compared with $17.6 million in 1998. The company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The company expects to amortize the remaining goodwill over periods ranging from 15 to 40 years, based on the expected economic lives of the assets purchased.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net, consists of items such as equity income and gains and losses from divestitures. Other (income) expense, net, was a gain of $8.5 million in 1999 compared with an expense of $7.8 million in 1998. Other (income) expense, net, increased primarily as a result of favorable nonrecurring gains, including the settlement of an outstanding insurance claim and the gain on the sale of asphalt and paving operations in Maryland and the absence of certain nonrecurring expenses incurred in 1998.

PERFORMANCE BY LINE OF BUSINESS

  Construction Materials

     The company's operating profit from construction materials operations (before corporate and unallocated expenses) was $189.5 million, $18.2 million higher than 1998. The improvement was due to higher ready-mixed concrete sales volumes in both the U.S. and Canada and higher average selling prices for ready-mixed concrete and aggregate in the U.S. and Canada, partially offset by higher material and delivery costs in most regions. U.S. operations earned $114.8 million, $12.8 million better than 1998 due to increased ready-mixed concrete sales volumes of 4 percent and higher average selling prices for both ready-mixed concrete and aggregate of 3 percent and 5 percent, respectively, partially offset by reduced aggregate volumes of 3 percent and increased material and delivery costs. The Canadian operations earned $74.7 million, $5.3 million better than 1998, primarily reflecting higher ready-mixed concrete and aggregate sales volumes of 1 percent and 3 percent, respectively, and higher average selling prices of 3 percent and 4 percent, respectively. In eastern Canada, higher shipments and increased average selling prices in all markets contributed to higher earnings. Earnings in western Canada were below prior year due to lower ready-mixed concrete and aggregate sales volumes and increased material costs partially offset by increased average selling prices.

  Cement

     The company's operating profit from its cement operations (before corporate and unallocated expenses) was $320.5 million, a $31.8 million or 11 percent improvement from 1998. In the U.S., operating profit was $222.5 million, $36.3 million or 19.5 percent higher than 1998. The improvement was due to 7 percent higher shipments and a 2 percent increase in net realization partly offset by higher plant costs and increased clinker and cement purchases (to supplement production). Of the 7 percent increase in cement shipments, 1.7 percent was due to the acquisition of the Seattle, Washington cement plant on October 16, 1998. The company's Canadian cement operations reported an operating profit of $98.0 million, $4.5 million worse than in 1998 primarily due to reduced volumes in western Canada. This was partially offset by increased volumes in eastern Canada. Canadian cement cash cost per ton was 3 percent higher than 1998 levels mainly due to increased maintenance and higher power costs at the Woodstock, Ontario plant; increased contract work due to the startup of the new kiln at the Richmond, British Columbia plant and higher fuel costs at the Exshaw, Alberta plant.

  Gypsum

     The company's gypsum wallboard operations reported an operating profit of $41.9 million, which was more than double last year's operating profit of $20.0 million. Operating margins increased from 19.5 percent in 1998 to 27.5 percent in 1999 primarily due to a strong market throughout the year, that supported four price increases. The existing plants also improved operating efficiencies.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

     In 1999, EBIT was $481.6 million, a $74.6 million or 18 percent improvement from 1998, reflecting better results in most of the company's operations. Growing cement volumes in the U.S. and eastern Canada, outstanding results of Lafarge Gypsum and higher profits in the company's Construction Materials business in Colorado and eastern Canada contributed to the improvement. The operating profit in the U.S. was $334.5 million, $75.0 million better than 1998. Operating profit from Canadian operations was $147.1 million, $0.4 million lower than 1998 as a depressed western Canadian economy offset the gains realized in eastern Canada.

INTEREST EXPENSE

     Interest expense increased by $15.1 million in 1999 to $62.7 million primarily due to a full year's interest on $650 million of external debt issued in July 1998 (see the Notes to Consolidated Financial Statements) to finance the Redland acquisition. Interest capitalized was $4.7 million and $3.6 million in 1999 and 1998, respectively.

INTEREST INCOME

     Interest income decreased $2.5 million in 1999 primarily due to lower average Canadian short-term investment balances.

INCOME TAXES

     Income tax expense increased from $144.3 million in 1998 to $161.4 million in 1999 due to higher profits in both the U.S. and Canada. The company's effective income tax rate was 37 percent in 1999 and 38 percent in 1998.

NET INCOME

     The company reported net income of $275.4 million in 1999 compared with $235.5 million in 1998. The 17 percent improvement resulted from higher volumes in most of the company's product lines. Higher cement, ready-mixed concrete, aggregate and gypsum wallboard average selling prices also contributed to the improvement. These increases were partially offset by higher interest expense and higher selling and administrative expenses.

GENERAL OUTLOOK

     The company's general outlook for 2000 is favorable in all operating segments. In the U.S., TEA-21, the federal program authorizing $217 billion of highway and mass transit money over a six-year period is expected to have an increasing impact on the business. Several issues that held back activity in 1999, the program's first full year, apparently are being resolved at the state level and infrastructure-related construction should steadily ramp up from this point forward. Although rising mortgage rates could slow residential building activity in 2000, increased public works construction should offset a modest slowdown in housing. In Canada, a stronger economy is expected as a result of the turnaround in primary commodity prices in response to improved global economic activity. Additionally, federal and provincial transport ministers have agreed to develop a national strategy for revitalizing Canadian highways. It is estimated that as much as $5 billion (Canadian) could be expended over the next five years to that end.

     In the company's construction materials operations, the outlook for 2000 is positive. In the U.S. markets, the company expects the demand for construction aggregate, ready-mixed concrete and the company's other products and services to remain high. In Canada, with economic conditions expected to improve, construction spending is anticipated to rise. Overall margins in the construction materials business are expected to improve due to better pricing, greater operational efficiencies and moderately higher volumes.

     Management believes that cement consumption in 2000 will increase modestly in the U. S. largely due to a buoyant economy and the increasing impact of the TEA-21 program. In Canada, with eastern Canada continuing to strengthen and improved conditions in western Canada, both shipments and average selling prices are expected to increase modestly in 2000.

     The company's gypsum operations outlook remains positive, although rising interest rates could slow residential construction spending from its current high levels. In addition, the start up of new U.S. domestic wallboard capacity during the first half of 2000 could increase competitive pressures.

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

  Construction Materials

     Net sales from construction materials operations increased by 71 percent to $1,342.3 million from $785.4 million in 1997. The major cause of this increase was the company's acquisition of Redland from Lafarge S.A. for $690 million on June 3, 1998. Lafarge S.A., the majority shareholder of the company, acquired Redland PLC in December 1997. Since the company acquired Redland from its majority shareholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities were transferred to the company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the company. The accompanying consolidated balance sheets as of December 31, 1998 and December 31, 1997 include the balance sheets of Redland. The 1998 consolidated statements of income and cash flows include the full year results of Redland. Redland is engaged in the production and sale of aggregate, ready-mixed concrete, other concrete products and asphalt and performs paving and related contracting services primarily in Colorado, New Mexico, Maryland, New York and Ontario, Canada. The significant changes in the consolidated statements of income and cash flows between 1998 and 1997 are primarily due to this acquisition.

     Excluding Redland, net sales of construction materials operations in the U.S. and Canada were $770.2 million, which represents a 2 percent decrease from 1997, due to the decline in value of the Canadian dollar. Ready-mixed concrete shipments to customers in the U.S. and Canada were 7.5 million cubic yards in 1998, 1 percent higher than 1997, while aggregate sales volumes increased 3 percent to 44.5 million tons. In Canada, net sales in local currency increased by $13.1 million or 2 percent. The Redland operations had net sales of $572.1 million. The U.S. Redland operations contributed $547.6 million or 96 percent of total Redland net sales, while the Canadian operations contributed 4 percent or $24.5 million. In 1998, the Redland acquisition contributed 2.7 million cubic yards of ready-mixed concrete and 34.0 million tons of aggregate.

     The 2 percent increase in Canadian sales expressed in Canadian dollars, excluding Redland operations, reflects an increase in the price of most products. Ready-mixed concrete sales volumes were unchanged from 1997 levels, while prices increased by 3 percent. In eastern Canada, sales volumes were 7 percent higher and prices were equal to 1997 levels. A mild fall and winter extended the construction season which increased sales. Western Canada ready-mixed concrete volumes were off 6 percent; however, prices increased by 6 percent. The volume decline was primarily due to the weak economy in British Columbia. Aggregate sales volumes were 1 percent ahead of 1997 levels, while prices increased 6 percent. Volumes in eastern Canada increased by 11 percent with a price reduction of 1 percent. The price reduction was mainly due to a shift in the product mix to lower-priced products. Aggregate volumes in the West declined by 11 percent largely due to weak economic conditions in British Columbia. The volume decline was offset by an increase in the price of aggregate and a more favorable product mix of higher quality concrete and premium aggregate sales in Alberta.

     In the U.S., net sales, excluding Redland operations, increased by $14.0 million or 7 percent to $227.9 million. Ready-mixed concrete sales volumes increased by 1 percent as all major markets posted gains. Prices in the U.S. region increased by 2 percent due to increased sales of higher value ready-mixed concrete. Aggregate sales volumes in the U.S. increased by 8 percent while prices increased by 4 percent. Due to acquisitions, the Missouri division saw a volume increase of 45 percent. The strong Cleveland and Youngstown, Ohio markets helped increase volumes in the Northern division by 3 percent. The Milwaukee division saw a decrease of 11 percent due to slowing economic conditions.

  Cement

     Net sales from cement operations increased by 7 percent to $1,123.7 million from $1,050.5 million in 1997 due to higher sales volumes and prices. Cement sales volumes increased by 0.6 million tons to 13.5 million tons, which represents a 5 percent increase, while the selling price per ton to customers net of freight costs ("net realization") and excluding exchange rate fluctuation, increased by 4 percent. U.S. net sales increased by $93.9 million to $850.8 million, a 12 percent improvement reflective of high levels of road paving and other infrastructure spending as well as strength in both the residential and nonresidential construction sectors. Cement shipments advanced 7 percent as most major markets posted gains. Net realization in the U.S. increased 4 percent. In Canada, net sales remained stable in local currency but declined 7 percent when converted to U.S. dollars. Cement shipments decreased by 1 percent while net realization (excluding exchange rate fluctuation) increased by 3 percent. In eastern Canada, cement sales volumes and net realization increased by 6 percent and 3 percent, respectively. Higher shipments in Ontario of 3 percent were due to an increase in residential and commercial construction combined with a mild autumn, an extended construction season and a strengthening economy. Cement shipments in Quebec and the Atlantic Provinces were both 8 percent higher than last year. In western Canada, cement shipments were 8 percent lower than 1997, reflecting weaker demand in all major markets. The two major factors were the negative impact on British Columbia of the depressed Asian economy and lower sales of oil well cement in the western provinces due to the negative impact of lower world oil prices on drilling activity.

  Gypsum

     Net sales from gypsum operations increased by 11 percent to $102.4 million from $92.1 million in 1997. Strong market demand in the residential and commercial construction sectors resulted in price increases of 8 percent. Volumes increased 4 percent to 732 million square feet. Both gypsum plants achieved record production levels due to productivity improvements.

GROSS PROFIT AND COST OF GOODS SOLD

     The company's average gross profit as a percentage of net sales increased modestly to 26.5 percent reflecting significant improvements in all major product lines and a change in the company's product portfolio resulting from the Redland acquisition.

     Construction materials gross profit increased by 4 percentage points to 19 percent. Higher ready-mixed concrete prices in the U.S. and western Canada were partially offset by lower aggregate prices and higher material costs. Operating costs were lower in eastern Canada and the U.S. Excluding Redland, ready-mixed concrete operating gross profit per cubic yard rose 8 percent while aggregate gross profit per ton improved 27 percent.

     Cement gross profit was 33 percent compared with 31 percent in 1997. The improvement was the result of higher prices as well as a 1 percent reduction in cash production cost per ton. The company's cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes the company's cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

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

     Lafarge Gypsum's gross profit as a percentage of net sales increased by 7 percentage points to 30 percent. This was primarily due to a price increase of $9 per thousand square feet. Both plants set production records in 1998.

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

OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net, which consists of items such as equity income and gains and losses from divestitures, was $7.8 million in 1998 compared with $5.5 million in 1997. The $2.3 million increase in 1998 was due to lower gains on divestments and asset sales of $3.1 million.

PERFORMANCE BY LINE OF BUSINESS

  Construction Materials

     The company's operating profit from construction materials operations (excluding Redland and before corporate and unallocated expenses) was $93.4 million, $13.4 million higher than 1997. The improvement was due to higher ready-mixed concrete and aggregate sales volumes in both the U.S. and Canada. Higher prices for ready-mixed concrete and aggregate in the U.S. and western Canada, partially offset by higher material costs, also contributed to the improvement. The Canadian operations earned $64.7 million, $11.6 million better than 1997, primarily reflecting higher ready-mixed concrete and aggregate prices. In eastern Canada, higher shipments in all markets were offset by lower prices. Earnings in the West increased due to higher prices in most markets somewhat offset by lower demand and higher material and operating costs. U.S. operations earned $28.7 million, $1.8 million better than 1997 due to a 9 percent increase in aggregate sales volumes, a 2 percent improvement in ready-mixed concrete prices and a 1 percent increase in concrete volumes.

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

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

     In 1998, EBIT was $407.0 million, a $106.1 million or 35 percent improvement from 1997. The acquisition of Redland, net of nonrecurring acquisition and integration costs but before amortization of goodwill, contributed more than $75 million. Included in EBIT is $12.1 million of amortization of Redland goodwill. Better results in all operations, partially offset by the $13.0 million impact of the lower Canadian dollar exchange rate, added $28.2 million. Operating profit from Canadian operations was $147.5 million, $11.2 million better than 1997. The operating profit in the U.S. was $259.5 million, $94.9 million better than 1997.

INTEREST EXPENSE

     Interest expense increased by $27.7 million in 1998 to $47.7 million due to the issuance of $650.0 million of external debt (see the Notes to Consolidated Financial Statements) to finance the Redland acquisition. Interest capitalized was $3.6 million and $1.4 million in 1998 and 1997, respectively.

INTEREST INCOME

     Interest income increased $7.1 million in 1998 due to higher levels of short-term investments throughout the year.

INCOME TAXES

     Income tax expense increased from $112.3 million in 1997 to $144.3 million in 1998 due to higher profits in both the U.S. and Canada. The company's effective income tax rate was 38 percent in 1998 and 38.2 percent in 1997.

NET INCOME

     The company reported net income of $235.5 million in 1998 compared with $182.0 million in 1997. The 29.4 percent improvement resulted from the acquisition of Redland and higher volumes in all of the company's product lines. Higher cement, ready-mixed concrete, aggregate and gypsum wallboard prices also contributed to the improvement. These increases were partially offset by higher interest expense, higher cement plant fixed costs, goodwill amortization related to Redland and other acquisitions and higher selling and administrative expenses.

OTHER FACTORS AFFECTING THE COMPANY

  Year 2000

     The company's business application software and supporting computer infrastructure ("IT Systems") and embedded technology systems such as process control equipment, instrumentation and other field systems ("Non-IT Systems") were not affected by problems at the turn of the millennium. The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. Computer systems using the "two-digit" format may have experienced problems handling date-sensitive calculations beyond the year 1999. This could have caused many computer systems to fail or to produce inaccurate results and could have resulted in failure of, or slowdown in, certain business activities or operations, which in turn could have materially and adversely affected the company's results of operations, liquidity or financial condition. Moreover, the company needed to consider not only its own products and computer systems, but the Year 2000 readiness of third parties, including principal customers, key vendors and suppliers, utilities, banks and similar service providers, which could have materially and adversely affected the company. During 1997, the company organized and implemented its Year 2000 compliance program (the "Year 2000 Program"), which included a program management office staffed with full-time professionals dedicated to the resolution of Year 2000 issues. The objective of the Year 2000 Program was to avoid loss of revenues, unplanned downtime or other adverse impacts on the company's business. Each of the company's major locations had a designated point of contact who was responsible for the development and implementation of that location's Year 2000 strategy. The Year 2000 Program addressed the essential phases, activities and tasks that the company had to undertake for the successful execution of its Year 2000 Program. The company identified four phases to describe its process of achieving Year 2000 readiness: (1) inventory and assessment, (2) optimum scenario definition, (3) transition plan definition and (4) implementation.

     Prior to year-end, the company completed the first three phases and substantially all of phase four, the implementation phase, and determined that the company was Year 2000 compliant. The uncompleted portion of phase four related to Non-IT Systems in a few plants in the construction materials operations that have been shutdown for the winter. These plants require minor upgrading of their Non-IT Systems prior to their planned seasonal openings. The company believes that there will be no significant disruptions or shutdowns related to these plants because of the Year 2000 issue.

     The company expected to spend approximately $18.6 million to $21.3 million in nonrecurring Year 2000 Program costs. As of December 31, 1999, the company has incurred approximately $15.8 million ($8.7 million capital and $7.1 million expense) for upgrading or replacing its IT and Non-IT Systems. The company estimates that less than $2 million will be spent to complete the Year 2000 Program.

     The company believes there are no significant contingencies related to the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues (i.e., Year 2000 leap year-related problems) may occur with billing, payroll or monthly, quarterly or year-end financial closings. The company believes that such problems, if any, are likely to be minor and correctable. Further, the company may still be negatively affected if its customers or suppliers are adversely affected by Year 2000 or similar issues. The company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers. The company believes there are no significant remaining contingencies related to the Year 2000 issue.

  Environmental Matters

     The company's operations, like those of its competitors, are subject to state, federal, local and Canadian environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of the company's operations. Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund," and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 ("RCRA"). Under Superfund's current broad liability provisions, the U.S. Environmental Protection Agency ("EPA") may commence a civil action against potentially responsible parties ("PRPs") or order PRPs to remediate sites containing hazardous substances and pollution associated with past or ongoing practices. Under Superfund, strict liability for cleanup costs can be imposed even if a PRP was not directly responsible for site conditions. In addition, the liability is joint and several, which means that the EPA can seek the entire cost of cleaning up a site from one PRP, even if other PRPs were responsible for a substantial portion of the contamination. Some of the environmental laws intended to control or prevent pollution include the pollution control provisions of RCRA (controlling solid and hazardous wastes), the Clean Water Act (controlling discharge of pollutants into the waters of the U.S.) and the Clean Air Act (controlling emission of pollutants into the atmosphere).

     To prevent, control and remediate environmental problems and maintain compliance with permitting requirements, the company maintains an environmental program designed to monitor and control environmental matters. This program includes recruitment, training and retention of personnel experienced in environmental matters. Employees of the company are responsible for identifying potential environmental issues and bringing these issues to the attention of management who are responsible for addressing environmental matters. In this regard, the company requires local/regional management to immediately report to corporate management any spills or material instances of non-compliance. In addition, the company requires the reporting of routine environmental matters on a quarterly basis. If necessary, the company engages outside consultants to determine an appropriate course of action and estimate the likely financial exposure presented by the environmental matter. The company routinely reviews all of its properties to determine whether remediation is required, the adequacy of accruals for such remediation, the status of all remedial activities and whether improvements to the site are required to meet current and future permit or other requirements under the environmental laws.

     The company is involved in two Superfund remediations. At one site (delisted from the National Priority List in 1999), remedial activities are complete and long-term maintenance and monitoring are under way. Partial contribution has been obtained from financially viable parties, including the company. At the other site, several PRPs have initiated an action against 47 other parties, including the company. The suit alleges that a predecessor of the company sold equipment containing hazardous substances that may now be present at the site. It appears the U.S. Department of Defense is the largest disposer and that many others may have disposed large amounts of hazardous substances at this site. Management believes that neither matter is material to the company. In December 1999, an action was filed against the company and five others to recover response activity costs incurred by the state of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. The company intends to vigorously defended this action and believes it will not materially impact the company. The company may also be involved in certain environmental enforcement matters. During 1999, no other material enforcement matters were initiated, resolved or outstanding.

     The company records environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Accruals are adjusted when further information or additional studies warrant. Environmental accruals are undiscounted estimates of required remediation costs without offset of potential insurance or other claims. When such recoveries become probable, those amounts are reflected as receivables in the financial statements, and are not netted against the accruals. Recorded environmental liabilities are not material to the company. While the company believes the possibility of incurring material environmental liability in excess of recorded amounts is remote, the company may incur environmental costs in excess of amounts recorded at December 31, 1999.

     Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. For the years ended December 31, 1999, 1998 and 1997, environmental capital expenditures and remediation expenses are not material to the company. However, the company's environmental expenditures have increased and are likely to increase in the future. Currently, proposed changes or new environmental laws or regulations include: promulgation of revised EPA Boiler and Industrial Furnaces regulations under RCRA and the maximum achievable control technology provision of the Clean Air Act; promulgation of new cement kiln dust management standards under RCRA; promulgation of final Clean Air Act maximum achievable control technology regulations governing air toxic emissions from non-waste burning cement plants; state revisions of (Clean Air Act) state implementation plans to require NOx reductions for cement plants operating in certain areas east of the Mississippi; new permit requirements under Title V of the Clean Air Act; and the potential U.S. Senate ratification and enactment of legislation to implement the Kyoto Protocol which may require the company to reduce CO2 emissions. The company cannot presently determine whether these proposed changes will require capital expenditures or other remedial actions, or the effect of such changes on the company's financial statements. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement-related activities and costs, the company cannot determine at this time whether capital expenditures and other remedial actions that the company may be required to undertake in the future will materially affect its financial position, results of operations or liquidity. With respect to known environmental contingencies, the company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of the company.

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

CASH FLOWS FROM OPERATIONS

     The net cash provided by operations for each of the three years presented reflects the company's net income adjusted for noncash items. Depreciation, depletion and amortization increased in 1999 due to depreciation and depletion associated with various acquisitions and other capital projects completed in 1998 and 1999. The changes in working capital are discussed in Management's Discussion of Financial Position.

     Depreciation, depletion and amortization increased in 1998 from 1997 due to goodwill amortization, depreciation and depletion associated with the Redland acquisition and other capital projects in 1997 and 1998. The changes in working capital are discussed in Management's Discussion of Financial Position.

CASH FLOWS FROM INVESTING

     Capital expenditures increased in 1999 due to various projects such as the construction of the Silver Grove, Kentucky gypsum wallboard plant and the Richmond, British Columbia and Sugar Creek, Missouri cement plant expansions. Capital expenditures are expected to be approximately $550 million to $600 million in 2000 (excluding acquisitions). The company intends to invest in projects that maintain or improve the performance of its plants as well as in acquisition opportunities that will enhance the company's competitive position in the U.S. and Canada. The company expects to spend approximately $125.4 million on the Sugar Creek, Missouri plant and be operational in early 2001. The company also expects to spend approximately $119.6 million on the Silver Grove, Kentucky and Palatka, Florida gypsum plants and to have the plants operational in spring 2000 and early 2001, respectively. Spending on acquisitions was below 1998 due to the acquisition of the Seattle, Washington plant, American Flyash and the Texada quarry in the prior year. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items, including the disposition of asphalt and paving operations in Maryland, totaled $45.9 million in 1999 compared to $22.9 million in 1998.

     Capital expenditures increased in 1998 from 1997 due to the modernization of the Sugar Creek, Missouri and Richmond, British Columbia plants. Spending for acquisitions increased in 1998 due to the Seattle, Washington plant, American Flyash and the Texada quarry acquisitions. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $22.9 million for 1998 and $18.9 million for 1997.

CASH FLOWS FROM FINANCING

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

     The financial position of the company improved during 1999 with a reduction in net debt of $80 million. This reduction was the result of improved earnings from operations, proceeds from divestments of non-strategic assets and the reinvestment of dividends by Lafarge S.A.

     The company has access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and has a syndicated, committed, five-year revolving credit facility with nine participants totaling $300 million. At December 31, 1999 and 1998, no amounts were outstanding under these credit facilities.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

     The Consolidated Balance Sheets summarize the company's financial position at December 31, 1999 and 1998.

     Lafarge S.A., the majority stockholder of the company, acquired Redland PLC in December 1997. The company acquired Redland from Lafarge S.A. on June 3, 1998 for $690 million. Since the company acquired Redland from its majority shareholder, the acquisition was accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, Redland assets and liabilities were transferred to the company at Lafarge S.A.'s historical cost, which approximates the purchase price paid by the company. The accompanying Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 include the balance sheets of Redland.

     The company is exposed to foreign currency exchange rate risk inherent in its Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in the company's debt. As more fully described in the Notes to Consolidated Financial Statements, the company primarily uses fixed rate debt instruments to reduce the risk of exposure to changes in interest rates and has used forward treasury lock agreements to hedge interest rate changes on anticipated debt issuances. The value reported for Canadian dollar denominated net assets increased from December 31, 1998 as a result of an increase in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 1999, the U.S. dollar equivalent of a Canadian dollar was $0.69 versus $0.65 at December 31, 1998. Based on 1999 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, the consolidated net assets of the company would change by approximately 5.7 percent and net income would change by approximately 3.5 percent. Liquidity is not materially impacted, however, since Canadian earnings are considered to be permanently invested in Canada.

     Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes ($8.3 million), increased $46.6 million from December 31, 1998 to December 31, 1999. Accounts receivable, excluding an exchange rate impact of $8.7 million, increased $77.9 million primarily due to higher levels of sales in November and December and acquisitions during the year. Inventories increased $34.4 million, excluding the exchange rate impact of $5.9 million, due to the growth of the business and a return to more normal levels of inventory. The increase of $50.5 million, excluding the exchange rate impact of $7.4 million, in accounts payable and accrued liabilities is mainly due to the growth of the company and the timing of purchases and payments. Income taxes payable increased $42.6 million, excluding the exchange rate impact of $0.9 million, due to increased levels of income and timing of payments.

     Net property, plant and equipment increased $191.4 million during 1999, excluding the exchange rate impact of $26.2 million, primarily due to the modernization of the Richmond, British Columbia cement plant, several acquisitions in the construction materials operations and the acquisition of the Canadian gypsum operations. These acquisitions were partly offset by the divestment of asphalt and paving operations in Maryland. Capital expenditures and acquisitions of fixed assets totaled $374.0 million. The excess of cost over net tangible assets of businesses acquired relates primarily to acquisitions throughout the U.S. and the acquisition of the Redland operations in 1998.

     The company's capitalization is summarized in the following table:

                                                               DECEMBER 31
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Long-term debt..............................................   25.8%    30.2%
Other long-term liabilities.................................   12.5%    13.0%
Shareholders' equity........................................   61.7%    56.8%
                                                              -----    -----
          Total capitalization..............................  100.0%   100.0%
                                                              =====    =====

     The decrease in long-term debt is discussed in Management's Discussion of Cash Flows. The increase in shareholders' equity as a percentage of total capitalization is discussed in Management's Discussion of Shareholders' Equity.

                MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

     The Consolidated Statements of Shareholders' Equity summarize the activity in each component of shareholders' equity for the three years presented. In 1999, shareholders' equity increased by $307.7 million, mainly from net income of $275.4 million and a change in the foreign currency translation adjustment of $52.8 million (resulting from a 6 percent increase in the value of the Canadian dollar relative to the U.S. dollar). These were partially offset by dividend payments, net of reinvestments, of $24.2 million. Dividend reinvestments increased in 1999 due to Lafarge S.A. reinvesting 100 percent of its dividends.

     In 1998, shareholders' equity increased by $159.5 million, mainly from net income of $235.5 million and $10.6 million from the exercise of stock options. These were partially offset by an increase in foreign currency translation adjustments of $55.3 million (resulting from a 7 percent decrease in the value of the Canadian dollar relative to the U.S. dollar) and dividend payments, net of reinvestments of $33.1 million.

     Common equity interests include the company's $1.00 par value per share of Common Stock ("Common Stock") and the Lafarge Canada Inc. Exchangeable Preference Shares ("Exchangeable Shares"), which are exchangeable into Common Stock of the company and have comparable voting, dividend and liquidation rights. The company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "LAF" and on the Toronto Stock Exchange under the ticker symbol "LCI.PR.E."

     The company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. Comprehensive income, defined as the total of net income and all other non-owner changes in equity (such as foreign currency translation adjustments), is reported on an annual basis in the Consolidated Statements of Comprehensive Income. Accumulated Other Comprehensive Income (accumulated foreign currency translation adjustments) is reported in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders' Equity.

     The following table reflects the range of high and low closing prices of Common Stock by quarter for 1999 and 1998 as quoted on the New York Stock
Exchange:

                                                                  QUARTERS ENDED
                                                     -----------------------------------------
                                                     MARCH       JUNE       SEPT.         DEC.
                                                      31          30         30            31
                                                     -----       ----       -----         ----
1999 Stock Prices
       High...................................        $40 11/16  $37 1/4     $35 1/16     $31 1/8
       Low....................................         27 1/8     27 1/16     26 3/8      251 15/16
1998 Stock Prices
       High...................................        $39 1/16   $41 7/8     $39 13/16    $40 1/2
       Low....................................         29 7/8     35          27 1/2       24 5/16

     Dividends are summarized in the following table (in thousands, except per share amounts):

                                                            YEARS ENDED DECEMBER 31
                                                     --------------------------------------
                                                       1999           1998           1997
                                                     --------       --------       --------
Common equity dividends.......................       $ 43,696       $ 36,880       $ 30,019
Less dividend reinvestments...................        (19,474)        (3,736)        (7,010)
                                                     --------       --------       --------
Net cash dividend payments....................       $ 24,222       $ 33,144       $ 23,009
                                                     ========       ========       ========
Common equity dividends per share.............       $   0.60       $   0.51       $   0.42
                                                     ========       ========       ========

     The company increased the quarterly dividend per share to $0.15 at its October 1998 Board of Directors meeting. There have been no changes in the dividend rate since October 1998.

        MANAGEMENT'S DISCUSSION OF SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data highlights certain significant trends in the company's financial condition and results of operations.

     The company's net sales increased 12 percent in 1996 due to higher product shipments and prices as well as the effect of acquisitions (in late 1995 and early 1996) in the construction materials operations. Net sales also improved from the entry into the gypsum wallboard business. Net sales in 1997 increased 10 percent mainly due to increased product shipments, higher cement and ready-mixed concrete prices and the first full year of operations of the gypsum wallboard business. In 1998, net sales increased by 36 percent primarily due to the addition of the Redland operations as well as increased shipments and prices. In 1999, sales increased by 8 percent primarily due to favorable economic conditions supporting demand in most segments. Average selling prices also increased in all three segments, most notably in the Gypsum segment, where average selling prices increased by 22 percent. See the Management's Discussion of Income for additional details.

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

     Net cash provided by operations consists of net income adjusted primarily for depreciation and changes in operating working capital. The company is in a capital-intensive industry and as a result recognizes large amounts of depreciation. The company has used its cash provided by operations to expand its markets, improve the performance of its plants and other operating equipment and for the years prior to the Redland acquisition, to reduce debt.

     During 1998, the company acquired Redland for $690 million. Since the acquisition was from the company's majority shareholder, it was treated similar to a pooling of interests and Redland's balance sheet was consolidated with the company's balance sheet at December 31, 1997 and Redland's operating results were consolidated with the company for the full year 1998.

     Capital expenditures and acquisitions, excluding Redland, totaled $1,189.9 million over the past five years, which included: the purchase of three gypsum wallboard facilities and the construction of a new wallboard plant in Kentucky; a cement plant and related limestone quarry; cement plant projects to increase production capacity and reduce costs; the installation of receiving and handling facilities of substitute fuels and raw materials; the building and purchasing of additional distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the acquisition of asphalt paving operations; the acquisition of ready-mixed concrete plants and aggregate operations; and the modernization of the construction materials mobile equipment fleet.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Report:
  Report of Independent Public Accountants, Arthur Andersen
     LLP....................................................   47

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   48
  Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997.......................   49
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1999, 1998 and 1997...........   50
  Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1999, 1998 and 1997...........   51
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.......................   52
  Notes to Consolidated Financial Statements................   53

Financial Statement Schedule:
  Schedule II -- Consolidated Valuation and Qualifying
     Accounts for the Years Ended December 31, 1999, 1998
     and 1997...............................................   75

  All other schedules are omitted because they are not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge Corporation:

     We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
January 26, 2000

                      LAFARGE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
ASSETS
Cash and cash equivalents...................................  $  237,812   $  271,138
Short-term investments......................................      91,626       17,070
Receivables, net............................................     421,796      335,229
Inventories.................................................     288,200      247,944
Deferred tax assets.........................................      43,015       40,738
Other current assets........................................      53,052       25,772
                                                              ----------   ----------
          Total current assets..............................   1,135,501      937,891
Property, plant and equipment, net..........................   1,618,319    1,400,753
Excess of cost over net tangible assets of businesses
  acquired, net.............................................     335,464      353,548
Other assets................................................     214,962      212,605
                                                              ----------   ----------
          TOTAL ASSETS......................................  $3,304,246   $2,904,797
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  411,677   $  353,736
Income taxes payable........................................      60,222       16,681
Short-term borrowings and current portion of long-term
  debt......................................................      38,344       44,560
                                                              ----------   ----------
          Total current liabilities.........................     510,243      414,977
Long-term debt..............................................     719,781      751,151
Other long-term liabilities.................................     351,338      323,495
                                                              ----------   ----------
          Total Liabilities.................................   1,581,362    1,489,623
                                                              ----------   ----------
Common Equity
  Common Stock ($1.00 par value; authorized 110.1 million
     shares; issued 68.7 and 67.4 million shares,
     respectively)..........................................      68,686       67,370
  Exchangeable Shares (no par or stated value; authorized
     24.3 million shares; issued 4.5 and 4.9 million shares,
     respectively)..........................................      32,957       35,814
Additional paid-in capital..................................     697,324      672,555
Retained earnings...........................................   1,023,736      792,058
Accumulated other comprehensive income (loss)...............     (99,819)    (152,623)
                                                              ----------   ----------
          Total Shareholders' Equity........................   1,722,884    1,415,174
                                                              ----------   ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $3,304,246   $2,904,797
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except amounts per common equity share)

                                                                  YEARS ENDED DECEMBER 31
                                                        --------------------------------------------
                                                           1999             1998             1997
                                                        ----------       ----------       ----------
NET SALES........................................       $2,654,361       $2,448,205       $1,806,351
                                                        ----------       ----------       ----------
Costs and expenses
  Cost of goods sold.............................        1,929,045        1,798,986        1,335,206
  Selling and administrative.....................          235,027          216,829          160,963
  Amortization of goodwill.......................           17,164           17,586            3,748
  Other (income) expense, net....................           (8,492)           7,757            5,536
  Interest expense...............................           62,736           47,652           19,949
  Interest income................................          (17,905)         (20,429)         (13,285)
                                                        ----------       ----------       ----------
          Total costs and expenses...............        2,217,575        2,068,381        1,512,117
                                                        ----------       ----------       ----------
Earnings before income taxes.....................          436,786          379,824          294,234
Income taxes.....................................          161,412          144,324          112,258
                                                        ----------       ----------       ----------
NET INCOME.......................................       $  275,374       $  235,500       $  181,976
                                                        ==========       ==========       ==========
NET INCOME PER SHARE-BASIC.......................       $     3.79       $     3.27       $     2.56
                                                        ==========       ==========       ==========
NET INCOME PER SHARE-DILUTED.....................       $     3.77       $     3.24       $     2.54
                                                        ==========       ==========       ==========
DIVIDENDS PER SHARE..............................       $     0.60       $     0.51       $     0.42
                                                        ==========       ==========       ==========

                See Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                        YEARS ENDED DECEMBER 31
                                    ---------------------------------------------------------------
                                           1999                  1998                  1997
                                    -------------------   -------------------   -------------------
                                      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                                    ----------   ------   ----------   ------   ----------   ------
COMMON EQUITY INTERESTS
  COMMON STOCK
     Balance at January 1.........  $   67,370   67,370   $   65,268   65,268   $   62,590   62,590
     Issuance of shares for:
       Dividend reinvestment
          plans...................         677      677           83       83          256      256
       Employee stock purchase
          plan....................          47       47           31       31           33       33
     Conversion of Exchangeable
       Shares.....................         502      502        1,527    1,527        1,421    1,421
     Exercise of stock options....          90       90          461      461          968      968
                                    ----------   ------   ----------   ------   ----------   ------
     Balance at December 31.......  $   68,686   68,686   $   67,370   67,370   $   65,268   65,268
                                    ==========   ======   ==========   ======   ==========   ======
  EXCHANGEABLE SHARES
     Balance at January 1.........  $   35,814    4,936   $   45,259    6,409   $   53,817    7,764
     Issuance of shares for:
       Dividend reinvestment
          plans...................         505       17          966       29        1,035       40
       Employee stock purchase
          plan....................         147       21          172       25          180       26
     Conversion of shares.........      (3,509)    (502)     (10,583)  (1,527)      (9,773)  (1,421)
                                    ----------   ------   ----------   ------   ----------   ------
     Balance at December 31.......  $   32,957    4,472   $   35,814    4,936   $   45,259    6,409
                                    ==========   ======   ==========   ======   ==========   ======
ADDITIONAL PAID-IN CAPITAL
  Balance at January 1............  $  672,555            $  649,082            $  615,993
  Issuance of Common Stock and/or
     Exchangeable Shares for:
       Dividend reinvestment
          plans...................      18,292                 2,687                 5,719
       Employee stock purchase
          plan....................       2,055                 1,923                 1,241
  Conversion of Exchangeable
     Shares.......................       3,007                 9,056                 8,352
  Exercise of stock options.......       1,415                10,170                17,777
  Other...........................          --                  (363)                   --
                                    ----------            ----------            ----------
  Balance at December 31..........  $  697,324            $  672,555            $  649,082
                                    ==========            ==========            ==========
RETAINED EARNINGS
  Balance at January 1............  $  792,058            $  593,438            $  441,481
  Net Income......................     275,374               235,500               181,976
  Dividends -- common equity
     interests....................     (43,696)              (36,880)              (30,019)
                                    ----------            ----------            ----------
  Balance at December 31..........  $1,023,736            $  792,058            $  593,438
                                    ==========            ==========            ==========
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance at January 1............  $ (152,623)           $  (97,359)           $  (63,342)
  Foreign currency translation
     adjustments..................      52,804               (55,264)              (34,017)
                                    ----------            ----------            ----------
  Balance at December 31..........  $  (99,819)           $ (152,623)           $  (97,359)
                                    ==========            ==========            ==========
TOTAL SHAREHOLDERS' EQUITY........  $1,722,884            $1,415,174            $1,255,688
                                    ==========            ==========            ==========

                See Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                  YEARS ENDED DECEMBER 31
                                                         ------------------------------------------
                                                           1999             1998             1997
                                                         --------         --------         --------
NET INCOME........................................       $275,374         $235,500         $181,976
  Foreign currency translation adjustments........         52,804          (55,264)         (34,017)
                                                         --------         --------         --------
COMPREHENSIVE INCOME..............................       $328,178         $180,236         $147,959
                                                         ========         ========         ========

                See Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATIONS
  Net income..............................................  $ 275,374   $ 235,500   $ 181,976
  Adjustments to reconcile net income to net cash provided
     by operations
     Depreciation, depletion and amortization.............    168,272     156,782     106,304
     Provision for bad debts..............................      2,490       3,395       2,365
     Deferred income taxes................................     10,457      17,331       9,815
     Gain on sale of assets...............................    (10,750)     (2,964)     (6,038)
     Other noncash charges and credits, net...............      6,507      (9,948)      2,512
     Net change in operating working capital (see
       below)*............................................    (53,832)    (23,971)     39,052
                                                            ---------   ---------   ---------
NET CASH PROVIDED BY OPERATIONS...........................    398,518     376,125     335,986
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING
  Capital expenditures....................................   (315,724)   (224,353)   (123,970)
  Acquisitions............................................    (58,268)    (99,280)     (8,817)
  Redemptions (purchases) of short-term investments,
     net..................................................    (74,556)    138,298     (62,872)
  Proceeds from property, plant and equipment
     dispositions.........................................     45,939      22,910      18,947
  Other...................................................     12,603        (541)      7,110
                                                            ---------   ---------   ---------
NET CASH USED FOR INVESTING...............................   (390,006)   (162,966)   (169,602)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING
  Repayment of Lafarge S.A. payable.......................         --    (690,000)         --
  Issuance of senior notes, net of discount...............         --     643,464          --
  Other repayment of long-term debt.......................    (31,370)    (30,636)    (16,758)
  Issuance (repayment) of short-term borrowings, net......     (9,491)     14,730     (77,850)
  Issuance of equity securities, net......................      3,944      12,757      20,199
  Dividends, net of reinvestments.........................    (24,222)    (33,144)    (23,009)
  Financing costs and other...............................         --     (12,818)         --
                                                            ---------   ---------   ---------
NET CASH CONSUMED BY FINANCING............................    (61,139)    (95,647)    (97,418)
                                                            ---------   ---------   ---------
Effect of exchange rate changes...........................     19,301     (20,537)    (11,650)
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (33,326)     96,975      57,316
CASH AND CASH EQUIVALENTS AT JANUARY 1....................    271,138     174,163     116,847
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31..................  $ 237,812   $ 271,138   $ 174,163
                                                            =========   =========   =========
*ANALYSIS OF CHANGES IN OPERATING WORKING CAPITAL ITEMS
  Receivables, net........................................  $ (85,211)  $ (18,217)  $  22,779
  Inventories.............................................    (33,842)    (16,566)     (7,692)
  Other current assets....................................    (24,554)       (822)     (2,287)
  Accounts payable and accrued liabilities................     46,490      28,789      19,262
  Income taxes payable....................................     43,285     (17,155)      6,990
                                                            ---------   ---------   ---------
NET CHANGE IN OPERATING WORKING CAPITAL...................  $ (53,832)  $ (23,971)  $  39,052
                                                            =========   =========   =========

                See Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Lafarge Corporation, together with its subsidiaries ("Lafarge" or the "company"), is North America's largest diversified supplier of construction materials. The company's major operating subsidiary, Lafarge Canada Inc. ("LCI"), operates in Canada. The company's core businesses are organized into three operating segments: Construction Materials, Cement and Lafarge Gypsum. For information regarding the company's operating segments and products, see the "Segment and Related Information" note herein.

     Lafarge operates in the U.S. and throughout Canada. The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge's wholly owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge, including the company's outstanding Common Stock, par value $1.00 per share (the "Common Stock"), and LCI's Exchangeable Preference Shares ("Exchangeable Shares").

     On June 3, 1998, the company acquired certain Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million. Redland produces and sells aggregate, asphalt, ready-mixed concrete and other concrete products and performs paving and related contracting services. Redland operates primarily in the U.S. and owns two quarry operations in Ontario, Canada.

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which the company has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to prior years to conform to the 1999 presentation.

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

  Revenue Recognition

     Revenue from the sale of cement, concrete, concrete products, aggregate and gypsum wallboard is recorded when the products are shipped. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Derivative Financial Instruments

     The company at times uses derivative financial instruments ("Derivatives") in order to hedge the impact of changes in interest rates. These Derivatives are not held or issued for trading purposes.

     At December 31, 1998, the company maintained one $25 million (notional amount) interest swap contract which matured in 1999. The company did not utilize any other derivative financial instruments during 1999. As of December 31, 1999, the company did not have any derivative financial instruments outstanding.

     The company has previously entered into forward contracts used to hedge interest rate changes on anticipated debt issuances. The differentials to be received or paid under such contracts designated as forward interest rate hedges were recognized in income over the life of the associated debt as adjustments to interest expense.

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

  Concentration of Credit Risk

     Financial instruments which potentially subject the company to concentrations of credit risk are primarily receivables, cash equivalents and short-term investments. The company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The allowances for non-collection of receivables is based upon analysis of economic trends in the construction industry and the expected collectibility of overall receivables. The company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

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

  Excess of Cost Over Net Tangible Assets of Businesses Acquired

     The excess of cost over fair value of net tangible assets of businesses acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 40 years. Goodwill related to Redland businesses acquired is amortized over lives averaging 27 years. The company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The company believes that no impairment exists at December 31, 1999. The amortization recorded for 1999, 1998 and 1997 was $17.2 million, $17.6 million and $3.7 million, respectively. Accumulated amortization at December 31, 1999 and 1998 was $79.1 million and $61.9 million, respectively.

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

  Research and Development

     The company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.5 million, $7.4 million and $7.2 million for 1999, 1998 and 1997, respectively.

  Interest

     Interest of $4.7 million, $3.6 million and $1.4 million was capitalized in 1999, 1998 and 1997, respectively.

  Comprehensive Income

     The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. Comprehensive income as presented in the Consolidated Statements of Comprehensive Income is defined as the total of net income and all other non-owner changes in equity (foreign currency translation adjustments in Lafarge's case).

  Net Income Per Common Equity Share

     The calculation of basic net income per common equity share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which the company adopted in 1997 and is

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

based on the weighted average number of shares of Common Stock and the Exchangeable Shares outstanding in each period. The weighted average number of shares and share equivalents outstanding was (in thousands) 72,637, 72,071 and 71,128 in 1999, 1998 and 1997, respectively.

     The weighted average number of shares and share equivalents outstanding, assuming dilution, was (in thousands) 73,022, 72,665 and 71,695 in 1999, 1998 and 1997, respectively.

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

  Accounting Pronouncements Not Yet Effective

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 adoption by the company to no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is reviewing SFAS No. 133 and does not currently expect it to materially impact its financial condition or results of operations.

  Acquisitions

     Lafarge S.A., the majority stockholder of the company, acquired Redland PLC in December 1997. Since the company acquired Redland from its majority stockholder, the acquisition is accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, as of December 31, 1997, Redland assets and liabilities acquired by the company from Lafarge S.A. were transferred to the company at Lafarge S.A.'s historical cost, which approximates the $690 million purchase price paid by the company. The company's results of operations include Redland from January 1, 1998 forward. A payable to Lafarge S.A. for $690 million was recorded as part of the acquisition. A portion of this payable ($40 million) was repaid in June 1998 and the balance of $650 million was financed in June 1998 with an interest-bearing short-term note to Lafarge S.A. This note was refinanced in July 1998 with long-term public debt.

     The Redland businesses acquired by the company consist of Western Mobile Inc. of Denver, Colorado; Redland Genstar Inc. of Towson, Maryland; and the aggregate operations of Redland Quarries Inc. of Hamilton, Ontario. The operations acquired posted combined revenues of approximately $576 million and $572 million in 1999 and 1998, respectively.

     Redland is engaged in the production and sale of aggregate, asphalt, ready-mixed concrete and other concrete products and performs paving and related contracting services. Redland operates primarily in the

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

U.S. and owns two quarry operations in Ontario, Canada. The primary U.S. markets are in the states of Colorado, New Mexico, Maryland and New York.

     The following unaudited 1997 pro forma financial information for the company gives effect to the Redland acquisition as if Lafarge S.A. had purchased it on January 1, 1997 (in thousands, except per share amounts). These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as depreciation and depletion on the revalued property, plant and equipment and amortization of goodwill. The pro forma results of operations are not necessarily indicative of the combined earnings and results of operations had the acquisition been completed at the beginning of 1997, nor is such information necessarily indicative of future results of operations.

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

     On March 30, 1999, the company completed the acquisition of Corn Construction Co., an aggregate and asphalt paving business in New Mexico and southern Colorado.

     In September 1999, the company announced that Lafarge Gypsum will build a new $85 million gypsum wallboard manufacturing facility in northern Florida.

     In late 1999, the company sold under-performing and non-strategic asphalt and paving operations in Maryland for approximately $25 million.

RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Trade and notes receivable..................................  $440,645    $349,478
Retainage on long-term contracts............................     8,823      13,602
Allowances..................................................   (27,672)    (27,851)
                                                              --------    --------
          TOTAL RECEIVABLES, NET............................  $421,796    $335,229
                                                              ========    ========

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Finished products...........................................  $154,567    $129,838
Work in process.............................................    16,639      10,878
Raw materials and fuel......................................    52,650      55,760
Maintenance and operating supplies..........................    64,344      51,468
                                                              --------    --------
          TOTAL INVENTORIES.................................  $288,200    $247,944
                                                              ========    ========

     Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $69.8 million and $64.1 million at December 31, 1999 and 1998, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $7.4 million and $4.4 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                                   DECEMBER 31
                                                            -------------------------
                                                               1999          1998
                                                            -----------   -----------
Land and mineral deposits.................................  $   396,465   $   391,532
Buildings, machinery and equipment........................    2,299,874     1,973,392
Construction in progress..................................      234,240       184,748
                                                            -----------   -----------
Property, plant and equipment, at cost....................    2,930,579     2,549,672
Accumulated depreciation and depletion....................   (1,312,260)   (1,148,919)
                                                            -----------   -----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT, NET........  $ 1,618,319   $ 1,400,753
                                                            ===========   ===========

OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Long-term receivables.......................................  $ 19,174   $ 25,791
Investments in unconsolidated companies.....................    27,942     22,913
Prepaid pension asset.......................................   101,948     93,519
Property held for sale......................................    14,463     19,510
Other.......................................................    51,435     50,872
                                                              --------   --------
          TOTAL OTHER ASSETS................................  $214,962   $212,605
                                                              ========   ========

     Property held for sale represents land that is carried at the lower of cost or estimated net realizable value.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Trade accounts payable......................................  $144,743   $123,063
Accrued payroll expense.....................................    70,926     47,454
Bank overdrafts.............................................    36,667     21,266
Other accrued liabilities...................................   159,341    161,953
                                                              --------   --------
          TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES....  $411,677   $353,736
                                                              ========   ========

DEBT

     Debt consists of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Senior notes in the amounts of $250,000, $200,000 and
  $200,000, maturing in 2005, 2008 and 2013, respectively,
  bearing interest at fixed rates of 6.4 percent, 6.5
  percent and 6.9 percent, respectively, stated net of
  original issue discount. The average effective interest
  rate is 6.9 percent.......................................  $644,166   $643,464
Medium-term notes maturing in various amounts between 2000
  and 2006, bearing interest at fixed rates which range from
  9.3 percent to 9.8 percent................................    71,500     93,500
Tax-exempt bonds maturing in various amounts between 2000
  and 2026, bearing interest at floating rates which range
  from 3.6 percent to 6.6 percent...........................    33,500     38,383
Short-term borrowings.......................................        --     14,730
Other.......................................................     8,959      5,634
                                                              --------   --------
     SUBTOTAL...............................................   758,125    795,711
Less short-term borrowings and current portion of long-term
  debt, net of original issue discount of $702..............   (38,344)   (44,560)
                                                              --------   --------
          TOTAL LONG-TERM DEBT..............................  $719,781   $751,151
                                                              ========   ========

     The fair value of debt at December 31, 1999 and 1998, respectively, was approximately $717.2 million and $819.7 million compared with $758.1 million and $795.7 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the company for debt of the same maturity.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2004 are as follows (in thousands):

                                                           REPAYMENTS
                                                           ----------
2000.....................................................   $ 39,046
2001.....................................................   $ 30,732
2002.....................................................   $ 20,267
2003.....................................................   $    533
2004.....................................................   $    533
Thereafter...............................................   $672,848
Less original issue discount.............................   $ (5,834)
                                                            --------
          TOTAL..........................................   $758,125
                                                            ========

     The company has a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At the end of 1999, no amounts were outstanding. The company is required to pay annual commitment fees of 0.10 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

     In July 1998, the company issued $650 million in long-term senior notes to finance the acquisition of Redland's U.S. operations. The all-in average cost of these notes including the original issue discount, a treasury lock hedge and all issuance costs is 6.9 percent. In order to hedge the risk of interest rate fluctuations, the company entered into forward treasury lock agreements in May and June 1998 totaling a notional $640 million. Losses on these agreements have been deferred and are being amortized over the life of the debt.

     The company's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At December 31, 1999, the company was in compliance with these requirements.

OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred income taxes.......................................  $118,699   $110,398
Minority interests..........................................     5,606      6,058
Accrued postretirement benefit cost.........................   153,476    149,794
Accrued pension liability...................................    29,532     24,660
Other.......................................................    44,025     32,585
                                                              --------   --------
          TOTAL OTHER LONG-TERM LIABILITIES.................  $351,338   $323,495
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

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

     At December 31, 1999, the company had reserved for issuance approximately
8.9 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the company's stock option program (6.2 million), employee stock purchase plan (1.5 million) and issuances pursuant to the company's optional stock dividend plan (1.0 million).

OPTIONAL STOCK DIVIDEND PLAN

     The company has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

STOCK OPTION AND PURCHASE PLANS

     At December 31, 1999, the company maintained two stock-based compensation plans -- a fixed stock option plan and an employee stock purchase plan. The company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. If compensation cost for the company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method described by SFAS No. 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows (in thousands, except per share amounts):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
NET INCOME
  As reported.........................................  $275,374   $235,500   $181,976
  Pro forma...........................................  $271,976   $232,567   $180,402
BASIC EARNINGS PER SHARE
  As reported.........................................  $   3.79   $   3.27   $   2.56
  Pro forma...........................................  $   3.74   $   3.23   $   2.54
DILUTED EARNINGS PER SHARE
  As reported.........................................  $   3.77   $   3.24   $   2.54
  Pro forma...........................................  $   3.72   $   3.19   $   2.51

     The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

     Under the fixed stock option plan, options to purchase shares of the company's Common Stock have been granted to key employees and directors of the company at option prices based on the market price of the securities at the date of grant. One-fourth of the employee options granted is exercisable at the end of each year following the date of grant. Director options are exercisable based on the length of a director's service on the company's Board of Directors and become fully exercisable when a director has served on the Board for over four years. The options expire ten years from the date of grant.

     The fair value of each option grant is estimated on the date of grant for purposes of the pro forma disclosures shown above using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants made in 1999, 1998 and 1997, respectively: dividend yield of 1.57, 1.45 and

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1.90 percent; expected volatility of 28.5, 25.8 and 26.0 percent; risk-free interest rates of 4.90, 5.80 and 6.47 percent; and expected lives of 5.4 for all three years.

     A summary of the status of the company's fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on these dates, is presented below:

                                                   YEARS ENDED DECEMBER 31
                               ---------------------------------------------------------------
                                      1999                  1998                  1997
                               -------------------   -------------------   -------------------
                                           AVERAGE               AVERAGE               AVERAGE
                                           OPTION                OPTION                OPTION
                                SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                               ---------   -------   ---------   -------   ---------   -------
Balance outstanding at
  January 1..................  2,333,800   $24.74    1,984,050   $19.43    2,481,287   $17.87
Options granted..............    828,200    38.13      843,500    33.98      541,000    21.43
Options exercised............    (89,250)   18.90     (471,250)   18.88     (967,612)   16.50
Options canceled.............    (84,875)   34.98      (22,500)   35.21      (70,625)   20.05
                               ---------   ------    ---------   ------    ---------   ------
BALANCE OUTSTANDING AT
  DECEMBER 31................  2,987,875   $28.32    2,333,800   $24.74    1,984,050   $19.43
                               =========   ======    =========   ======    =========   ======
OPTIONS EXERCISABLE AT
  DECEMBER 31................  1,272,233   $21.82      839,725   $19.33      886,650   $18.35
                               =========   ======    =========   ======    =========   ======
WEIGHTED AVERAGE FAIR VALUE
  OF OPTIONS GRANTED DURING
  THE YEAR...................              $11.39                $10.32                $ 6.50
                                           ======                ======                ======

     As of December 31, 1999, the 3.0 million fixed stock options outstanding under the plans have an exercise price between $14.25 and $38.13 and a weighted average remaining contractual life of 7.38 years.

     The company's employee stock purchase plan permits substantially all employees to purchase the company's common equity interests through payroll deductions at 90 percent of the lower of the beginning or end of plan year market prices. In 1999, 67,800 shares were issued to employees under the plan at a share price of $30.09, and in 1998, 56,000 shares were issued at a share price of $22.28. At December 31, 1999 and 1998, $0.9 million and $0.7 million, respectively, were subscribed for future share purchases.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NET INCOME PER COMMON EQUITY SHARE

            (FOR THE YEARS ENDED DECEMBER 31)                                  PER SHARE
         (IN THOUSANDS EXCEPT PER SHARE AMOUNT)             INCOME    SHARES    AMOUNT
         --------------------------------------            --------   ------   ---------
1999
BASIC
  Net Income.............................................  $275,374   72,637     $3.79
                                                                                 =====
DILUTED
  Options................................................                385
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $275,374   73,022     $3.77
                                                           ========   ======     =====
1998
BASIC
  Net Income.............................................  $235,500   72,071     $3.27
                                                                                 =====
DILUTED
  Options................................................                594
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $235,500   72,665     $3.24
                                                           ========   ======     =====
1997
BASIC
  Net Income.............................................  $181,976   71,128     $2.56
                                                                                 =====
DILUTED
  Options................................................                567
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $181,976   71,695     $2.54
                                                           ========   ======     =====

     Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted earnings per common equity share assumed the exercise of stock options for all years presented.

INCOME TAXES

     Earnings before income taxes is summarized by country in the following table (in thousands):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
U.S. .................................................  $280,854   $214,608   $151,634
Canada................................................   155,932    165,216    142,600
                                                        --------   --------   --------
EARNINGS BEFORE INCOME TAXES..........................  $436,786   $379,824   $294,234
                                                        ========   ========   ========

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The provision for income taxes includes the following components (in thousands):

                                                          YEARS ENDED DECEMBER 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Current
  U.S. ..............................................  $100,152   $ 68,434   $ 46,012
  Canada.............................................    50,803     58,559     56,431
                                                       --------   --------   --------
     TOTAL CURRENT...................................   150,955    126,993    102,443
                                                       --------   --------   --------
Deferred
  U.S. ..............................................     2,472     14,083     12,200
  Canada.............................................     7,985      3,248     (2,385)
                                                       --------   --------   --------
     TOTAL DEFERRED..................................    10,457     17,331      9,815
                                                       --------   --------   --------
          TOTAL INCOME TAXES.........................  $161,412   $144,324   $112,258
                                                       ========   ========   ========

     The Federal Statute of Limitations has closed for all U.S. income tax returns through 1995. The company's Canadian federal tax liability for all taxation years through 1997 has been reviewed and finalized by Canada Customs and Revenue Agency (formerly Revenue Canada Taxation). During 1995, an agreement was reached with Canada Customs and Revenue Agency related to the pricing of certain cement sales between the company's operations in Canada and the U.S. Under the terms of the Canada-U.S. Income Tax Convention, the agreement has been submitted to the Competent Authorities of Canada and the U.S. and is subject to adjustment. The purpose of the Competent Authorities is to reach agreement for the elimination of double taxation that is not in accordance with the Convention.

     A reconciliation of taxes at the U.S. federal income tax rate to the company's actual income taxes is as follows (in millions):

                                                             YEARS ENDED DECEMBER 31
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
Taxes at the U.S. federal income tax rate..................  $152.9   $133.4   $103.0
U.S./Canadian tax rate differential........................     4.7      5.0      4.3
Canadian tax incentives....................................    (9.6)   (10.4)    (8.8)
State and Canadian provincial income taxes, net of federal
  benefit..................................................    19.3     17.0     11.4
Other items................................................    (5.9)    (0.7)     2.4
                                                             ------   ------   ------
PROVISION FOR INCOME TAXES.................................  $161.4   $144.3   $112.3
                                                             ======   ======   ======

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

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Reserves and other liabilities............................  $ 72,074   $ 75,274
  Other postretirement benefits.............................    63,634     59,553
  Tax loss carryforwards....................................     4,135      5,910
  Tax credit carryforwards..................................     5,192     18,994
                                                              --------   --------
Gross deferred tax assets...................................   145,035    159,731
Valuation allowance.........................................   (23,296)   (23,296)
                                                              --------   --------
NET DEFERRED TAX ASSETS.....................................   121,739    136,435
                                                              --------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................   159,889    171,661
  Prepaid pension asset.....................................    23,270     28,743
  Other.....................................................    14,264      5,691
                                                              --------   --------
GROSS DEFERRED TAX LIABILITIES..............................   197,423    206,095
                                                              --------   --------
Net deferred tax liability..................................    75,684     69,660
Net deferred tax asset -- current...........................    43,015     40,738
                                                              --------   --------
NET DEFERRED TAX LIABILITY -- NONCURRENT....................  $118,699   $110,398
                                                              ========   ========

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized.

     At December 31, 1999, the company had net operating loss and tax credit carryforwards of $10.8 million and $5.2 million, respectively. The net operating loss carryforwards are limited to use in varying annual amounts through 2006. The tax credit carryforwards are alternative minimum tax credits that have no expiration date.

     Deferred tax assets include approximately $9.2 million that represent the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending settlement between the U.S. and Canadian Competent Authorities, as previously noted.

     At December 31, 1999, cumulative undistributed earnings of LCI were $985.5 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the company considers the undistributed earnings to be permanently invested in Canada. The company's management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

SEGMENT AND RELATED INFORMATION

     Segment information is presented in accordance with the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and geographic areas.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Lafarge's two geographic areas consist of the U.S. and Canada for which it reports revenues, EBIT (Earnings Before Interest and Taxes) and fixed assets.

     Revenues from the major products sold to external customers include: cement, ready-mixed concrete, aggregate, gypsum wallboard and other miscellaneous products.

     Operating segments are defined as components of an enterprise that engage in business activities which earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the company's chief operating decision makers in order to allocate resources and assess performance.

     Lafarge's three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are construction materials, cement and gypsum. Construction materials produces and distributes construction aggregate, ready-mixed concrete, other concrete products (gravity and pressure pipe, precast structures, pavers and masonry units) and asphalt, and constructs and paves roads. Cement produces portland, masonry and mortar cements, as well as slag and distributes silica fume and fly ash. It also includes Systech Environmental Corporation, a subsidiary that supplies fuel-quality waste and raw materials to cement kilns. Lafarge Gypsum produces drywall for the commercial and residential construction sectors.

     The accounting policies of the operating segments are described in "Accounting and Financial Reporting Policies." Lafarge evaluates operating performance based on profit or loss from operations before the following items: other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Construction materials
    Revenues from external customers........................  $1,416.5   $1,340.0   $  782.3
    Intersegment revenues...................................       2.7        2.3        3.1
  Cement
    Revenues from external customers........................   1,085.4    1,005.8      932.0
    Intersegment revenues...................................     117.4      117.9      118.5
  Gypsum
    Revenues from external customers........................     152.5      102.4       92.1
  Eliminations..............................................    (120.1)    (120.2)    (121.6)
                                                              --------   --------   --------
         TOTAL REVENUE......................................  $2,654.4   $2,448.2   $1,806.4
                                                              ========   ========   ========

                                                                1999       1998       1997
                                                              --------   --------   --------
Income from operations:
  Construction materials (a)................................  $  189.5   $  171.3   $   80.0
  Cement (a)................................................     320.5      288.7      258.8
  Gypsum (a)................................................      41.9       20.0       13.2
  Corporate and other.......................................     (70.3)     (73.0)     (51.1)
                                                              --------   --------   --------
Earnings before interest and income taxes...................     481.6      407.0      300.9
Interest expense, net.......................................     (44.8)     (27.2)      (6.7)
                                                              --------   --------   --------
EARNINGS BEFORE INCOME TAXES................................  $  436.8   $  379.8   $  294.2
                                                              ========   ========   ========

---------------
(a) Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Assets:
  Construction materials....................................  $1,239.1   $1,095.3   $1,136.6
  Cement....................................................   1,098.3      956.4      795.2
    Gypsum..................................................     125.1       70.6       71.8
  Corporate, Redland goodwill and other.....................     841.7      782.5      771.3
                                                              --------   --------   --------
         TOTAL ASSETS.......................................  $3,304.2   $2,904.8   $2,774.9
                                                              ========   ========   ========
Capital expenditures:
  Construction materials....................................  $   83.8   $   66.3   $   43.6
  Cement....................................................     162.9      146.3       74.2
  Gypsum....................................................      54.4        3.0        3.3
  Corporate and other.......................................      14.6        8.7        2.9
                                                              --------   --------   --------
         TOTAL CAPITAL EXPENDITURES.........................  $  315.7   $  224.3   $  124.0
                                                              ========   ========   ========
Depreciation, depletion and amortization:
  Construction materials....................................  $   78.3   $   71.6   $   39.9
  Cement....................................................      70.5       66.2       59.9
  Gypsum....................................................       5.2        4.6        4.3
  Corporate and goodwill amortization.......................      14.3       14.4        2.2
                                                              --------   --------   --------
         TOTAL DEPRECIATION, DEPLETION AND AMORTIZATION.....  $  168.3   $  156.8   $  106.3
                                                              ========   ========   ========

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Information concerning product information was as follows (in millions):

                                                           1999       1998       1997
                                                         --------   --------   --------
Revenues from external customers:
  Cement...............................................  $1,085.4   $1,005.8   $  932.0
  Ready-mixed concrete.................................     584.1      535.9      373.8
  Aggregate............................................     299.5      307.8      130.0
  Gypsum drywall.......................................     152.5      102.4       92.1
  Other miscellaneous products.........................     532.9      496.3      278.5
                                                         --------   --------   --------
          TOTAL REVENUES...............................  $2,654.4   $2,448.2   $1,806.4
                                                         ========   ========   ========

No single customer represented more than 10 percent of Lafarge's revenues.

     Information concerning principal geographic areas was as follows (in millions):

                                                   1999                               1998                         1997
                                     --------------------------------   --------------------------------   ---------------------
                                         NET                  FIXED         NET                  FIXED         NET
                                       REVENUES      EBIT     ASSETS      REVENUES      EBIT     ASSETS      REVENUES      EBIT
                                     ------------   ------   --------   ------------   ------   --------   ------------   ------
United States......................    $1,867.9     $334.5   $1,056.5     $1,700.3     $259.5   $  937.5     $1,036.9     $164.6
Canada.............................       786.5      147.1      561.8        747.9      147.5      463.3        769.5      136.3
                                       --------     ------   --------     --------     ------   --------     --------     ------
       Total.......................    $2,654.4     $481.6   $1,618.3     $2,448.2     $407.0   $1,400.8     $1,806.4     $300.9
                                       ========     ======   ========     ========     ======   ========     ========     ======

                                       1997
                                     --------
                                      FIXED
                                      ASSETS
                                     --------
United States......................  $  884.9
Canada.............................     411.1
                                     --------
       Total.......................  $1,296.0
                                     ========

Net revenues exclude intersegment revenues.

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities included the issuance of 694,000, 112,000 and 296,000 common equity shares on the reinvestment of dividends totaling $19.5 million, $3.7 million and $7.0 million in 1999, 1998 and 1997, respectively. The cash paid for acquisitions does not reflect the business combination with Redland since it was accounted for similar to a pooling of interests.

     Cash paid during the year for interest and income taxes was as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31
                                                         -----------------------------
                                                           1999       1998      1997
                                                         --------   --------   -------
Interest...............................................  $ 51,202   $ 40,435   $20,415
Income taxes (net of refunds)..........................  $131,946   $152,945   $93,045
                                                         ========   ========   =======

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The company has several defined benefit and defined contribution retirement plans covering substantially all employees and directors. Benefits paid under the defined benefit plans are generally based on either years of service and the employee's compensation over the last few years of employment or years of service multiplied by a contractual amount. The company's funding policy is to contribute amounts that are deductible for income tax purposes.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     For 1999 and 1998, the assumed settlement interest rates for pension plans and other postretirement benefits were 7.75 and 6.75 percent, respectively, for the company's U.S. plans and 7.35 and 6.25 percent, respectively, for the Canadian plans. For 1999 and 1998, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations were 4.5 and 4.0 percent, respectively, for the company's U.S. plans and 3.5 and 3.5 percent, respectively, for the Canadian plans. The benefit multiplier increase rate was 2.0 percent for the company's U.S. hourly plans and 4.5 percent for the Canadian hourly plans. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was 9.0 percent for each year presented.

     The company provides certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in the U.S. and Canada. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree's health care benefit coverage is coordinated in Canada with Provincial Health and Insurance Plans, and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by the company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

     In the U.S., salaried retirees and dependents under age 65 have a $1.0 million health care lifetime maximum benefit. At age 65 or over, the maximum is $50 thousand. Lifetime maximums for hourly retirees are governed by the location and/or bargaining agreement in effect at the time of retirement. In Canada, some units have maximums, but in most cases there are no lifetime maximums. In some units in Canada, spouses of retirees have lifetime medical coverage.

     In Canada, both salaried and nonsalaried employees are generally eligible for postretirement life insurance benefits. In the U.S., postretirement life insurance is provided for a number of hourly employees as stipulated in their hourly bargained agreements but it is not provided for salaried employees, except those of certain acquired companies.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 8.2 percent, decreasing to 5.5 percent over seven years. For post-65 retirees in the U.S., the assumed rate was 6.9 percent, decreasing to 5.5 percent over seven years with a Medicare assumed rate for the same group of 6.5 percent, decreasing to
5.5 percent over seven years. For post-65 retirees in Canada, the assumed rate was 8.0 percent, decreasing to 5.5 percent over seven years.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The following table summarizes the consolidated funded status of the company's defined benefit retirement plans and other postretirement benefits and provides a reconciliation to the consolidated prepaid pension asset, accrued pension liability and accrued postretirement benefit cost recorded on the company's Consolidated Balance Sheets at December 31, 1999 and 1998 (in millions).

                                                 PENSION BENEFITS            OTHER BENEFITS
                                             ------------------------   ------------------------
                                              1999     1998     1997     1999      1998     1997
                                             ------   ------   ------   -------   -------   ----
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
  Prepaid pension asset....................  $101.9   $ 93.5            $    --   $    --
  Accrued pension liability................   (29.5)   (24.6)            (153.4)   (149.8)
                                             ------   ------            -------   -------
  NET AMOUNT RECOGNIZED AT DECEMBER 31.....  $ 72.4   $ 68.9            $(153.4)  $(149.8)
                                             ======   ======            =======   =======
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost.............................  $ 20.1   $ 15.7   $ 10.7   $   2.7   $   2.1   $1.6
  Interest cost............................    35.5     34.1     28.9      10.3       9.5    8.0
  Expected return on plan assets...........   (50.3)   (45.4)   (37.5)       --        --     --
  Amortization of prior service cost.......     2.7      1.3      1.4      (1.0)     (0.6)  (0.6)
  Amortization of transition asset.........    (1.5)    (1.4)    (1.2)       --        --     --
  Amortization of actuarial (gain) loss....     4.4      4.0      3.4       0.3       0.1   (0.2)
  Curtailment gain.........................    (0.4)      --       --        --        --     --
  Settlement (gain) loss...................     2.4     (0.1)      --        --        --     --
                                             ------   ------   ------   -------   -------   ----
Net periodic pension cost..................    12.9      8.2      5.7      12.3      11.1    8.8
Defined Contribution Plan Cost.............     4.5      4.2      3.8        --        --     --
                                             ------   ------   ------   -------   -------   ----
NET RETIREMENT COST........................  $ 17.4   $ 12.4   $  9.5   $  12.3   $  11.1   $8.8
                                             ======   ======   ======   =======   =======   ====

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                           PENSION BENEFITS          OTHER BENEFITS
                                                          ------------------      --------------------
                                                           1999        1998        1999         1998
                                                          ------      ------      -------      -------
CHANGE IN BENEFIT OBLIGATION
  Projected benefit obligation at January 1.........      $529.4      $514.3      $ 150.9      $ 141.7
     Exchange rate changes..........................         9.2       (18.0)         1.2         (1.5)
     Service cost...................................        20.1        15.7          2.7          2.1
     Interest cost..................................        35.5        34.1         10.3          9.5
     Employee contributions.........................         1.9         1.5           --           --
     Plan amendments................................         2.8         2.1         (2.3)          --
     Curtailment....................................        (0.4)       (0.1)          --           --
     Settlement.....................................         2.4        (0.6)          --           --
     Benefits paid..................................       (36.2)      (34.9)        (7.8)        (7.7)
     Actuarial (gain) loss..........................       (44.7)       15.3        (19.6)         6.8
                                                          ------      ------      -------      -------
PROJECTED BENEFIT OBLIGATION AT DECEMBER 31.........       520.0       529.4        135.4        150.9
                                                          ------      ------      -------      -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1............       614.8       598.3
     Exchange rate changes..........................        14.4       (15.0)
     Actual return on plan assets...................       103.5        63.9
     Employer contributions.........................         8.7         2.3
     Employee contributions.........................         1.9         1.6
     Benefits paid..................................       (36.2)      (34.9)
     Settlement.....................................          --        (0.6)
     Administrative expenses........................        (1.3)       (0.8)
                                                          ------      ------
FAIR VALUE OF PLAN ASSETS AT DECEMBER 31............       705.8       614.8
                                                          ------      ------
RECONCILIATION OF PREPAID (ACCRUED) BENEFIT >COST
     Funded status..................................       185.8        85.4       (135.4)      (150.9)
     Exchange rate changes..........................          --          --           --         (0.2)
     Unrecognized actuarial (gain) loss.............      (122.7)      (23.8)       (16.2)         3.7
     Unrecognized transition asset..................        (2.0)       (3.4)          --           --
     Unrecognized prior service cost................        11.3        10.7         (1.8)        (2.4)
                                                          ------      ------      -------      -------
PREPAID (ACCRUED) BENEFIT COST AT DECEMBER 31.......      $ 72.4      $ 68.9      $(153.4)     $(149.8)
                                                          ======      ======      =======      =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $36.5 million, $33.1 million and $1.6 million, respectively, as of December 31, 1999 and $43.1 million, $39.0 million and $8.2 million, respectively, as of December 31, 1998.

     During the fourth quarter of 1999, the company divested the paving and asphalt division of Redland Genstar, Inc. through a series of sales. This triggered a $2.4 million one-time charge for contractual termination benefits provided to a select group of divested employees. The termination benefits provided were an immediate unreduced early retirement pension and a monthly Social Security Bridge payment.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $6.5 million, $4.5 million and $4.0 million for 1999, 1998 and 1997, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

     The defined contribution plans' cost in the preceding table relate to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of these plans, the company matches a portion of each participant's contribution.

     The net retirement costs were $17.4 million, $12.4 million and $9.5 million for each of the years ended December 31, 1999, 1998 and 1997, respectively, for the company's pension plans and $12.3 million, $11.1 million and $8.8 million for 1999, 1998 and 1997, respectively, for the company's other postretirement benefit plans.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (stated in millions of dollars):

                                                                    ONE-PERCENTAGE-POINT
                                                                   -----------------------
                                                                   INCREASE       DECREASE
                                                                   --------       --------
Increase (decrease) in postretirement benefit obligation at
  December 31, 1999.........................................        $10.8          $(10.0)
Increase (decrease) in the total of service and interest
  cost components for 1999..................................        $ 1.2          $ (1.1)

COMMITMENTS AND CONTINGENCIES

     The company leases certain land, buildings and equipment. Total rental expenses under operating leases was $16.1 million, $15.7 million and $14.9 million for each of the three years ended December 31, 1999, 1998 and 1997, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 1999. Such payments total $112.8 million.

                                                       YEARS ENDING DECEMBER 31
                                          --------------------------------------------------
                                          2000    2001    2002    2003    2004   LATER YEARS
                                          -----   -----   -----   -----   ----   -----------
Operating leases........................  $16.1   $15.7   $14.3   $12.6   $9.7      $44.4

     The company self-insures for workers' compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

     In 1992, the company's Canadian subsidiary, LCI, along with the Bertrand & Frere Construction Company Limited and others, became a defendant in lawsuits instituted in the Ontario (Canada) Court (General Division) arising from claims brought by building owners, the Ontario New Home Warranty Program and other plaintiffs regarding alleged defective concrete, fly ash and cement used in defective footings, foundations and floors. The damages claimed total more than $65 million (Canadian). The amount of LCI's liability, if any, in these lawsuits is uncertain. LCI has denied liability and is defending the lawsuits vigorously. LCI has also introduced claims against some of its primary and excess insurers for defense costs and indemnity, if any. The lawsuits were joined and a hearing on the issues was completed in December 1998. The matter was taken under advisement by the presiding judge and a decision is expected in 2000. LCI believes that it has insurance coverage that will respond to defense expenses and liability, if any, in the lawsuits.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Currently, the company is involved in two remediations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site where the company had been named a potentially responsible party, the remedial activities are complete, long-term maintenance and monitoring are under way, and partial contribution has been obtained from financially viable parties, including the company. The U.S. Environmental Protection Agency ("EPA") delisted this site from the National Priority List in 1999. At the other site, which is on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 other parties, including the company. The company also has been named a potentially responsible party at this site. The suit alleges that in 1969 a predecessor company of the company sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. Management believes that neither matter is material to the financial condition, results of operations or liquidity of the company.

     The company is involved in one State site cleanup in the State of Michigan. On December 21, 1999, the company was served with a complaint alleging that some time between 1952 and 1992 air-scrubber baghouse bags were transported to and disposed of at the Arthur Fivenson Iron and Metal Company. The company is one of six defendants in the State action to recover response activity costs which Michigan incurred in responding to releases and threatened releases of hazardous substances at this site. The company intends to vigorously defend this action and believes that resolution of this matter will not have a material impact on the financial condition of the company.

     When the company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs or liability associated with the legal action is recorded as a liability in the financial statements. As of December 31, 1999 and 1998, the liabilities recorded for environmental obligations are not material to the financial statements of the company. Although the company believes such accruals are adequate, the company may incur costs in excess of the amounts provided at December 31, 1999. However, management believes that the possibility of material liability in excess of the amounts reported in the December 31, 1999 Consolidated Balance Sheet is remote.

     In the ordinary course of business, the company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the company's liability, if any, arising from these legal actions and claims cannot be determined with certainty. Management believes that all legal and environmental matters will be resolved without material adverse impact to the company's financial condition, results of operations or liquidity.

RELATED PARTY TRANSACTIONS

     The company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $7.0 million, $6.1 million and $6.3 million during 1999, 1998 and 1997, respectively. In addition, the company purchases various products from Lafarge S.A. which were $68.5 million, $60.6 million and $52.5 million in 1999, 1998 and 1997, respectively. All transactions with Lafarge S.A. were conducted on an arms-length basis.

     Lafarge S.A. reinvested a portion of dividends it was entitled to receive on the company's Common Stock and Exchangeable Shares during 1999 and 1997. These reinvestments totaled $17.0 million and $3.9 million, respectively.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

QUARTERLY DATA (UNAUDITED)

     The following table summarizes financial data by quarter for 1999 and 1998 (in millions, except per share information):

                                                 FIRST    SECOND   THIRD   FOURTH   TOTAL
                                                 ------   ------   -----   ------   ------
1999
Net sales......................................  $  370   $ 720    $ 872   $ 692    $2,654
Gross profit...................................      20     215      287     203       725
Net income (loss)..............................     (29)     88      139      77       275
Net income (loss) per common equity share (a)
  Basic........................................   (0.40)   1.22     1.91    1.05      3.79
  Diluted......................................   (0.40)   1.22     1.90    1.05      3.77
                                                 ======   =====    =====   =====    ======
1998
Net sales......................................  $  335   $ 675    $ 810   $ 628    $2,448
Gross profit...................................       1     201      267     180       649
Net income (loss)..............................     (39)     85      124      66       236
Net income (loss) per common equity share (a)
  Basic........................................   (0.55)   1.18     1.71    0.92      3.27
  Diluted......................................   (0.55)   1.17     1.70    0.91      3.24
                                                 ======   =====    =====   =====    ======

------------------------
(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

                                                                     SCHEDULE II

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                       ADDITIONS         DEDUCTIONS
                                                       ---------   -----------------------
                                                                   FROM RESERVE
                                                                   FOR PURPOSES
                                         BALANCE AT    CHARGE TO    FOR WHICH
                                        BEGINNING OF   COST AND    RESERVE WAS     OTHER     BALANCE AT END
             DESCRIPTIONS                   YEAR       EXPENSES      CREATED        (1)         OF YEAR
             ------------               ------------   ---------   ------------   --------   --------------
Reserve applicable to current
  receivable For doubtful accounts:
     1999.............................    $24,619       $ 2,490      $ (2,858)    $   381       $24,632
     1998.............................    $24,899       $ 3,395      $ (3,328)    $  (347)      $24,619
     1997.............................    $18,793       $ 2,365      $ (3,177)    $ 6,918(2)    $24,899
  For cash and other discounts:
     1999.............................    $ 3,232       $44,211      $(43,735)    $  (668)      $ 3,040
     1998.............................    $ 3,182       $41,107      $(40,025)    $(1,032)      $ 3,232
     1997.............................    $ 3,750       $37,147      $(36,786)    $  (929)      $ 3,182

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The section captioned "Item 1 -- Election of Directors" in the company's Proxy Statement for the 2000 Annual Meeting Of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and is incorporated herein by reference. Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, certain information with respect to persons who are or may be deemed to be executive officers of the company is set forth under the caption "Executive Officers of the Company" in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section captioned "Executive Compensation" in the company's Proxy Statement for the 2000 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section captioned "Stock Ownership" in the company's Proxy Statement for the 2000 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of the company's securities and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections captioned "Executive Compensation -- Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions -- Indebtedness of Management" and "Certain Relationships and Related Transactions -- Transactions with Management and Others" in the company's Proxy Statement for the 2000 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Report:
     Report of Independent Public Accountants, Arthur
      Andersen LLP..........................................   47
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 1999 and
      1998..................................................   48
     Consolidated Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997......................   49
     Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1999, 1998 and 1997..........   50
     Consolidated Statements of Comprehensive Income for the
      Years Ended December 31, 1999, 1998 and 1997..........   51
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1999, 1998 and
       1997.................................................   52
     Notes to Consolidated Financial Statements.............   53
Financial Statement Schedule:
     Schedule II -- Consolidated Valuation and Qualifying
      Accounts for the Years Ended December 31, 1999, 1998
      and 1997..............................................   75
     All other schedules are omitted because they are not
      applicable.

         3. EXHIBITS -- The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   3.1    Articles of Amendment and Restatement of the company, filed
          May 29, 1992 [incorporated by reference to Exhibit 3.1 to
          the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].
   3.2    Amended By-Laws of the company, amended on February 9, 1999
          (incorporated by reference to Exhibit 3.2 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998).
   4.1    Form of Indenture dated as of October 1, 1989 between the
          company and Citibank, N.A., as Trustee, relating to $250
          million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on
          Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3,
          1989]
   4.2    Form of Fixed Rate Medium-Term Note of the company
          [incorporated by reference to Exhibit 4.2 to the
          Registration Statement on Form S-3 (Registration No.
          33-31333) of the company, filed with the Securities and
          Exchange Commission on October 3, 1989].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   4.3    Instruments with respect to long-term debt which do not
          exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the
          Commission upon request.
   9.1    Trust Agreement dated as of October 13, 1927 among Canada
          Cement Company Limited, Montreal Trust Company, Henry L.
          Doble and Alban C. Bedford-Jones, as amended (composite
          copy) [incorporated by reference to Exhibit 10.5 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the company, filed with the Securities and
          Exchange Commission on March 21, 1983].
   9.2    Amendment dated June 10, 1983 to Trust Agreement filed as
          Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the
          Registration Statement of Form S-1 (Registration No.
          2-86589) of the company, filed with the Securities and
          Exchange Commission on September 16, 1983].
  10.1    Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee
          Coppe and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the company, filed with the Securities and
          Exchange Commission on May 5, 1983]. Canada Cement Lafarge
          changed its name in 1988 to Lafarge Canada Inc. Lafarge
          Coppee changed its name in 1995 to Lafarge S.A.
  10.2    Guarantee Agreement dated as of May 1, 1983 between the
          company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration
          Statement of Form S-1 (Registration No. 2-82548) of the
          company, filed with the Securities and Exchange Commission on May 5, 1983].
  10.3    Special Surface Lease dated as of August 1, 1954 between the
          Province of Alberta and Canada Cement Lafarge, as amended
          [incorporated by reference to Exhibit 10.7 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the company, filed with the Securities and
          Exchange Commission on March 21, 1983].
  10.4    Director Fee Deferral Plan of the company [incorporated by reference to Exhibit 10.21 to the Registration Statement on
          Form S-1 (Registration No. 2-86589) of the company, filed
          with the Securities and Exchange Commission on September 16,
          1983].
  10.5    1993 Stock Option Plan of the company, as amended and
          restated February 7, 1995 [incorporated by reference to
          Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].
  10.6    1983 Stock Option Plan of the company, as amended and
          restated May 2, 1989 [incorporated by reference to Exhibit
          28 to the company's report on Form 10-Q for the quarter
          ended June 30, 1989].
  10.7    Optional Stock Dividend Plan of the company [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31,
          1987].
  10.8    Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by
          General Portland for the fiscal year ended December 31,
          1980].
  10.9    Option Agreement for Common Stock dated as of November 1,
          1993 between the company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Re port on Form
          10-K filed by the company for the fiscal year ended December
          31, 1993].
  10.10   Deferred Compensation Program of Canada Cement Lafarge
          [incorporated by reference to Exhibit 10.57 to Amendment No.
          1 to the Registration Statement on Form S-1 (Registration
          No. 2-86589) of the company, filed with the Securities and
          Exchange Commission on November 23, 1983].
  10.11   Agreement dated November 8, 1983 between Canada Cement
          Lafarge and Standard Industries Ltd. [incorporated by
          reference to Exhibit 10.58 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-86589) of the company, filed with the Securities and
          Exchange Commission on November 23, 1983]

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.12   Stock Purchase Agreement dated September 17, 1986 between
          the company and Lafarge Coppee, S.A. [incorporated by
          reference to Exhibit B to the company's report on Form 10-Q for the quarter ended September 30, 1986].
  10.13   Cost Sharing Agreement dated December 2, 1988 between
          Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human
          resources and communication techniques [incorporated by
          reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31,
          1988].
  10.14   Royalty Agreement dated December 2, 1988 between Lafarge
          Coppee, LCI and the company relating to access to the
          reputation, logo and trademarks of Lafarge Coppee
          [incorporated by reference to Exhibit 10.43 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
  10.15   Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].
  10.16   Description of Nonemployee Director Retirement Plan of the
          company, effective January 1, 1989 [incorporated by
          reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31,
          1989].
  10.17   Reimbursement Agreement dated January 1, 1990 between
          Lafarge Coppee and the company relating to expenses for
          Strategic Planning and Communication techniques
          [incorporated by reference to Exhibit 10.41 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990].
  10.18   Form of Revolving Credit Facility Agreements, dated as of
          September 1, 1994, among the company and nine separate
          banking institutions [incorporated by reference to Exhibit
          10.27 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].
  10.19   Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit
          10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].
  10.20   Amendments dated June 1 and August 1, 1996 to Revolving
          Credit Facility Agreements among the company and six
          separate banking institutions filed as Exhibit 10.18
          [incorporated by reference to Exhibit 10.20 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
  10.21   Cost Sharing Agreement dated January 2, 1996 between Lafarge
          Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America
          [incorporated by reference to Exhibit 10.21 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
  10.22   Marketing and Technical Assistance Agreement dated October
          1, 1996 between Lafarge S.A. and the company related to
          research and development, marketing, strategic planning,
          human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit
          10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
  10.23   Consulting Agreement between the company and Robert Murdoch dated October 1, 1997 [incorporated by reference to Exhibit
          10.23 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].
  10.24   1998 Stock Option Plan of the company [incorporated by
          reference to Exhibit 4.1 to the Registratio n Statement on
          Form S-8 (Regulation No. 333-65897) of the company, filed
          with the Securities and Exchange Commission on October 20,
          1998].
  10.25   Credit Agreement dated as of December 8, 1998 between the
          company and nine separate banking institutions [incorporated by reference to Exhibit 10.25 to the Annual Report on Form
          10-K filed by the company for the fiscal year ended December
          31, 1998].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.26   Amendment dated August 1, 1998 to Nonemployee Director
          Retirement Plan of the company filed as Exhibit 10.16.
          [incorporated by reference to Exhibit 10.26 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998]
 *21      Subsidiaries of the company.
 *23      Consent of Arthur Andersen LLP, independent public
          accountants.
 *27      Financial Data Schedule

---------------
 * Filed herewith.

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

Date:  March 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                 SIGNATURE                                   TITLE                        DATE
                 ---------                                   -----                        ----
            /s/ JOHN M. PIECUCH              President and Chief Executive Officer   March 28, 2000
-------------------------------------------              and Director
              JOHN M. PIECUCH

           /s/ LARRY J. WAISANEN              Executive Vice President and Chief     March 28, 2000
-------------------------------------------            Financial Officer
             LARRY J. WAISANEN

            /s/ JOSEPH B. SHERK                  Vice President and Controller       March 28, 2000
-------------------------------------------
              JOSEPH J. SHERK

          /s/ BERTRAND P. COLLOMB                    Chairman of the Board           March 28, 2000
-------------------------------------------
            BERTRAND P. COLLOMB

            /s/ THOMAS A. BUELL                            Director                  March 28, 2000
-------------------------------------------
              THOMAS A. BUELL

           /s/ MARSHALL A. COHEN                           Director                  March 28, 2000
-------------------------------------------
             MARSHALL A. COHEN

          /s/ PHILIPPE P. DAUMAN                           Director                  March 28, 2000
-------------------------------------------
            PHILIPPE P. DAUMAN

          /s/ BERNARD L. KASRIEL                           Director                  March 28, 2000
-------------------------------------------
            BERNARD L. KASRIEL

            /s/ JACQUES LEFEVRE                            Director                  March 28, 2000
-------------------------------------------
              JACQUES LEFEVRE

                 SIGNATURE                                   TITLE                        DATE
                 ---------                                   -----                        ----
            /s/ PAUL W. MACAVOY                            Director                  March 28, 2000
-------------------------------------------
              PAUL W. MACAVOY

          /s/ CLAUDINE B. MALONE                           Director                  March 28, 2000
-------------------------------------------
            CLAUDINE B. MALONE

           /s/ ROBERT W. MURDOCH                           Director                  March 28, 2000
-------------------------------------------
             ROBERT W. MURDOCH

           /s/ BERTIN F. NADEAU                            Director                  March 28, 2000
-------------------------------------------
             BERTIN F. NADEAU

            /s/ JOHN D. REDFERN                            Director                  March 28, 2000
-------------------------------------------
              JOHN D. REDFERN

            /s/ JOE M. RODGERS                             Director                  March 28, 2000
-------------------------------------------
              JOE M. RODGERS

              /s/ MICHEL ROSE                              Director                  March 28, 2000
-------------------------------------------
                MICHEL ROSE

          /s/ RONALD D. SOUTHERN                           Director                  March 28, 2000
-------------------------------------------
            RONALD D. SOUTHERN

           /s/ GERALD H. TAYLOR                            Director                  March 28, 2000
-------------------------------------------
             GERALD H. TAYLOR