Form 10-Q
period 2000-03-31
LAFARGE CORP
filed 2000-05-15
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                         Commission File Number 0-11936

                               LAFARGE CORPORATION

                            Incorporated in Maryland

                      11130 Sunrise Valley Drive, Suite 300
                             Reston, Virginia 20191
                                 (703) 264-3600

                       I.R.S. Employer Identification No.
                                   58-1290226


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 69,015,800 shares of our Common Stock and 4,476,457 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2000, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

                               LAFARGE CORPORATION

                            FORM 10-Q FOR THE QUARTER
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----

                                     PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Statements of Income (Loss) (unaudited) -
                 Three-Month and Twelve-Month Periods Ended
                 March 31, 2000 and 1999.......................................................1

                 Condensed Consolidated Balance Sheets -  March 31, 2000 (unaudited),
                 March 31, 1999 (unaudited) and December 31, 1999..............................2

                 Condensed Consolidated Statements of Cash Flows (unaudited) -
                 Three-Month and Twelve-Month Periods Ended
                 March 31, 2000 and 1999.......................................................3

                 Notes to Condensed Consolidated Financial Statements..........................4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk...................13

                                     PART II. OTHER INFORMATION

Item 1.          Legal Proceedings............................................................13

Item 4.          Submission of Matters to a Vote of Security Holders..........................13

Item 6.          Exhibits and Reports on Form 8-K.............................................14

SIGNATURES ...................................................................................15

INDEX TO EXHIBITS.............................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS                          TWELVE MONTHS
                                                   ENDED MARCH 31                         ENDED MARCH 31
                                            ------------------------------        ------------------------------

                                               2000               1999               2000               1999
                                            -----------        -----------        -----------        -----------

NET SALES                                   $   430,588        $   369,781        $ 2,715,168        $ 2,483,210
                                            -----------        -----------        -----------        -----------

Costs and expenses

Cost of goods sold                              396,017            350,080          1,974,982          1,815,659
Selling and administrative                       62,012             51,423            245,616            214,570
Amortization of goodwill                          4,153              4,427             16,890             18,265
Other (income) expense, net                         194                353             (8,651)             3,092
                                            -----------        -----------        -----------        -----------

Earnings (loss) from operations                 (31,788)           (36,502)           486,331            431,624
                                            -----------        -----------        -----------        -----------

Interest expense                                 11,723             14,258             60,201             54,283
Interest income                                  (4,144)            (3,571)           (18,478)           (20,169)
                                            -----------        -----------        -----------        -----------

Earnings (loss) before income taxes             (39,367)           (47,189)           444,608            397,510
Income tax benefit (expense)                     14,819             18,137           (164,730)          (151,308)
                                            -----------        -----------        -----------        -----------

NET INCOME (LOSS)                           $   (24,548)       $   (29,052)       $   279,878        $   246,202
                                            ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE - BASIC         $     (0.34)       $     (0.40)       $      3.84        $      3.41
                                            ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE - DILUTED       $     (0.34)       $     (0.40)       $      3.83        $      3.39
                                            ===========        ===========        ===========        ===========

DIVIDENDS PER SHARE                         $      0.15        $      0.15        $      0.60        $      0.54
                                            ===========        ===========        ===========        ===========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           MARCH 31           MARCH 31          DECEMBER 31
                                                                             2000               1999               1999
                                                                          (UNAUDITED)        (UNAUDITED)         (AUDITED)
                                                                          -----------        -----------        -----------
ASSETS

Cash and cash equivalents                                                 $   248,239        $   169,026        $   237,812
Short-term investments                                                          3,441             93,289             91,626
Receivables, net                                                              335,684            274,530            421,796
Inventories                                                                   313,318            284,947            288,200
Other current assets                                                          102,135             67,013             96,067
                                                                          -----------        -----------        -----------

Total current assets                                                        1,002,817            888,805          1,135,501

Property, plant and equipment, (less accumulated depreciation and
    depletion of $1,345,068, $1,182,885 and $1,312,260)                     1,702,108          1,465,946          1,618,319
Excess of cost over net tangible assets of businesses acquired, net           331,311            350,517            335,464
Other assets                                                                  200,783            207,124            214,962
                                                                          -----------        -----------        -----------

TOTAL ASSETS                                                              $ 3,237,019        $ 2,912,392        $ 3,304,246
                                                                          ===========        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $   328,580        $   338,815        $   411,677
Income taxes payable                                                           32,765             16,096             60,222
Short-term borrowings and current portion of long-term debt                   131,389             97,619             38,344
                                                                          -----------        -----------        -----------

Total current liabilities                                                     492,734            452,530            510,243
Long-term debt                                                                708,745            746,978            719,781
Deferred income taxes                                                         115,021            110,354            118,699
Accrued post-retirement benefit cost                                          153,938            152,493            153,476
Other long-term liabilities                                                    78,424             60,879             79,163
                                                                          -----------        -----------        -----------

Total Liabilities                                                           1,548,862          1,523,234          1,581,362
                                                                          -----------        -----------        -----------

Common Equity
   Common Stock ($1.00 par value; authorized 110.1 million
      shares; issued 69.0, 67.5 and 68.7 million shares)                       69,009             67,471             68,686
   Exchangeable shares (no par or stated value; authorized 24.3
      million shares; issued 4.5, 4.9 and 4.5 million shares)                  33,043             35,860             32,957
Additional paid-in-capital                                                    703,304            674,400            697,324
Retained earnings                                                             988,214            752,103          1,023,736
Accumulated other comprehensive income (loss)                                (105,413)          (140,676)           (99,819)
                                                                          -----------        -----------        -----------

Total Shareholders' Equity                                                  1,688,157          1,389,158          1,722,884
                                                                          -----------        -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 3,237,019        $ 2,912,392        $ 3,304,246
                                                                          ===========        ===========        ===========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                       THREE MONTHS                      TWELVE MONTHS
                                                                      ENDED MARCH 31                     ENDED MARCH 31
                                                                --------------------------        --------------------------

                                                                  2000             1999             2000             1999
                                                                ---------        ---------        ---------        ---------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                               $ (24,548)       $ (29,052)       $ 279,878        $ 246,202
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:
      Depreciation, depletion and amortization                     43,822           40,536          171,558          159,858
      Provision for bad debts                                         802              844            2,448            3,424
      Gain on sale of assets                                         (757)          (2,378)          (9,129)          (5,177)
      Accrued post-retirement benefit cost                            589            2,175              712            4,971
      Other noncash charges and credits, net                        6,783             (506)          21,955            9,561
      Net change in operating working capital                     (54,830)           7,290         (115,952)         (12,144)
                                                                ---------        ---------        ---------        ---------

NET CASH PROVIDED BY (USED IN) OPERATIONS                         (28,139)          18,909          351,470          406,695
                                                                ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING

   Capital expenditures                                          (118,701)         (60,701)        (373,724)        (242,725)
   Acquisitions                                                    (9,794)         (35,313)         (32,749)        (104,159)
   Redemptions (purchases) of short-term investments, net          88,185          (76,219)          89,848           71,134
   Proceeds from property, plant and equipment
      dispositions                                                  3,255            2,917           46,277           18,740
   Other                                                             (816)           4,701            7,086            6,980
                                                                ---------        ---------        ---------        ---------

NET CASH USED FOR INVESTING                                       (37,871)        (164,615)        (263,262)        (250,030)
                                                                ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING

   Repayment of Lafarge S.A. payable                                   --               --               --         (690,000)
   Net increase (decrease) in short-term and long-term
          borrowings (includes current portion)                    82,025           48,868           (7,704)         638,349
   Issuance of equity securities, net                                  37            1,001            2,980           11,500
   Dividends, net of reinvestments                                 (4,620)          (9,912)         (18,930)         (35,311)
   Financing costs and other                                           --               --               --          (12,818)
                                                                ---------        ---------        ---------        ---------

NET CASH PROVIDED (CONSUMED) BY FINANCING                          77,442           39,957          (23,654)         (88,280)
                                                                ---------        ---------        ---------        ---------

Effect of exchange rate changes                                    (1,005)           3,637           14,659          (21,259)
                                                                ---------        ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     10,427         (102,112)          79,213           47,126

CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF THE PERIOD                                                  237,812          271,138          169,026          121,900
                                                                ---------        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS AT THE END OF
   THE PERIOD                                                   $ 248,239        $ 169,026        $ 248,239        $ 169,026
                                                                =========        =========        =========        =========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of aggregate, concrete and concrete products, cement and cementitious materials, gypsum wallboard and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. See Note 8 below for information regarding these segments.

        We have approximately 800 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. Lafarge S.A., a French company, and its affiliates hold over 50 percent of our common stock.

2. The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 1999 Annual Report on Form 10-K.

3. Most of our markets are affected by seasonal, weather-related conditions. Therefore, you should not view our quarterly earnings as indicative of results to be expected for a full year or any other interim period.

4. We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At March 31, 2000 and 1999 and at December 31, 1999, our inventories consisted of the following (in thousands):

                                                  March 31             December 31
                                          -----------------------      -----------
                                            2000           1999           1999
                                          --------       --------       --------

 Finished products                        $162,375       $148,957       $154,567
 Work in process                            35,526         28,779         16,639
 Raw materials and fuel                     53,408         58,108         52,650
 Maintenance and operating supplies         62,009         49,103         64,344
                                          --------       --------       --------

 TOTAL INVENTORIES                        $313,318       $284,947       $288,200
                                          ========       ========       ========

5. We paid the following amounts in cash during the quarter for interest and income taxes (in thousands):

                                         Three Months                      Twelve Months
                                        Ended March 31                     Ended March 31
                                    -----------------------           -----------------------
                                      2000           1999               2000           1999
                                    --------       --------           --------       --------
Interest                            $  1,121       $  1,375           $ 50,948       $ 43,740
Income taxes (net of refunds)       $ 19,883       $(10,209)(a)       $148,602       $128,574


        (a)     Includes a refund of $23.4 million from the Internal Revenue
                Service.

6. Net income (loss) per share for the three and twelve months ended March 31, 2000 and 1999 (in thousands, except per share amounts) are as follows:

                                                                     Three Months                           Twelve Months
                                                                    Ended March 31                          Ended March 31
                                                       ----------------------------------------      --------------------------
                                                            2000                    1999                 2000           1999
                                                       --------------        ------------------        --------       --------
BASIC CALCULATION

Net income (loss)                                      $      (24,548)       $          (29,052)       $279,878       $246,202
                                                       ==============        ==================        ========       ========

Weighted average number of shares
      outstanding                                              73,271                    72,342          72,855         72,221
                                                       ==============        ==================        ========       ========

Basic net income (loss) per share                      $        (0.34)       $            (0.40)       $   3.84       $   3.41
                                                       ==============        ==================        ========       ========

DILUTED CALCULATION

Net income (loss) assuming dilution                    $      (24,548)       $          (29,052)       $279,878       $246,202
                                                       ==============        ==================        ========       ========

Weighted average number of shares
      outstanding                                              73,271                    72,342          72,855         72,221

Net effect of dilutive stock options
     based on the treasury stock method                            --                        --             305            506

Weighted average number of shares
     outstanding assuming full conversion of all
     potentially dilutive securities                           73,271                    72,342          73,160         72,727
                                                       ==============        ==================        ========       ========

Diluted net income (loss) per share                    $        (0.34)       $            (0.40)       $   3.83       $   3.39
                                                       ==============        ==================        ========       ========

        Basic net income (loss) per common equity share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common equity share assumed the exercise of stock options, to the extent such conversion is dilutive, for all periods presented.

7.      Comprehensive income (loss) consists of the following (in thousands):

                                                 Three Months                    Twelve Months
                                                Ended March 31                   Ended March 31
                                         --------------------------        --------------------------
                                           2000             1999             2000             1999
                                         ---------        ---------        ---------        ---------

      Net income (loss)                  $ (24,548)       $ (29,052)       $ 279,878        $ 246,202

      Foreign currency translation
            adjustments                     (5,594)          11,947           35,263          (49,764)
                                         ---------        ---------        ---------        ---------

      COMPREHENSIVE INCOME (LOSS)        $ (30,142)       $ (17,105)       $ 315,141        $ 196,438
                                         =========        =========        =========        =========

 8. The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other post-retirement benefit expense for retirees, goodwill amortization related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., income taxes, interest and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

       Operating segment information consists of the following (in millions):

                                                    Three Months                  Twelve Months
                                                   Ended March 31                 Ended March 31
                                              ------------------------      --------------------------
                                                2000           1999            2000            1999
                                              ---------      ---------      ----------      ----------
Net sales:
   Construction Materials
       Revenues from external customers       $   213.4      $   187.7      $  1,442.2      $  1,360.0
       Intersegment revenues                        -              1.8              .9             3.2
   Cement
       Revenues from external customers           177.2          150.8         1,111.8         1,013.5
       Intersegment revenues                       21.6           18.1           120.9           119.9
   Gypsum
       Revenues from external customers            40.0           31.3           161.2           109.7
   Eliminations                                   (21.6)         (19.9)         (121.8)         (123.1)
                                              ---------      ---------      ----------      ----------

TOTAL NET SALES                               $   430.6      $   369.8      $  2,715.2      $  2,483.2
                                              =========      =========      ==========      ==========

Earnings (loss) from operations:
    Construction Materials (a)                $   (21.6)     $   (22.4)     $    190.3      $    178.6
    Cement (a)                                      0.1           (7.7)          328.3           299.2
    Gypsum (a)                                      7.3            8.5            40.7            25.2
    Corporate and other                           (17.6)         (14.9)          (73.0)          (71.4)
                                              ---------      ---------      ----------      ----------

Earnings (loss) before interest and
  income taxes                                    (31.8)         (36.5)          486.3           431.6
    Interest expense, net                          (7.6)         (10.7)          (41.7)          (34.1)
                                              ---------      ---------      ----------      ----------

EARNINGS (LOSS) BEFORE INCOME TAXES           $   (39.4)     $   (47.2)     $    444.6      $    397.5
                                              =========      =========      ==========      ==========

(a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

      Condensed consolidated geographic information consists of the following (in millions):

                                                         Three Months                  Twelve Months
                                                         Ended March 31                Ended March 31
                                                   ------------------------      --------------------------

                                                      2000           1999            2000            1999
                                                   ---------      ---------      ----------      ----------
      Net sales:
          United States                            $   308.2      $   271.8      $  1,904.3      $  1,738.1
          Canada                                       122.4           98.0           810.9           745.1
                                                   ---------      ---------      ----------      ----------

      TOTAL NET SALES                              $   430.6      $   369.8      $  2,715.2      $  2,483.2
                                                   =========      =========      ==========      ==========

      Earnings (loss) from operations:
          United States                            $    (9.8)     $   (12.9)     $    337.6      $    281.4
          Canada                                       (22.0)         (23.6)          148.7           150.2
                                                   ---------      ---------      ----------      ----------

      Total earnings (loss) from operations:           (31.8)         (36.5)          486.3           431.6
      Interest expense, net                             (7.6)         (10.7)          (41.7)          (34.1)
                                                   ---------      ---------      ----------      ----------

      EARNINGS (LOSS) BEFORE INCOME TAXES          $   (39.4)     $   (47.2)     $    444.6      $    397.5
                                                   =========      =========      ==========      ==========

        Assets by operating segment consist of the following (in millions):

                                                    March 31              December 31
                                            -------------------------     -----------
                                                2000           1999           1999
                                            ----------     ----------     ----------
Construction materials                      $  1,118.2     $  1,094.6     $  1,239.1
Cement                                         1,193.0          981.0        1,098.3
Gypsum                                           156.5           78.6          125.1
Corporate, Redland goodwill and other            769.3          758.2          841.7
                                            ----------     ----------     ----------

TOTAL ASSETS                                $  3,237.0     $  2,912.4     $  3,304.2
                                            ==========     ==========     ==========

9. In February 2000, we formed a joint venture with Rock-Tenn Company to produce gypsum wallboard liner. With full-scale production projected to commence in the later half of 2001, the joint venture intends to sell all of its production to our U.S. drywall plants.

        In late March 2000, we entered into an agreement with Ispat Inland Inc. to manage up to one million tons of blast furnace slag annually. Under the agreement, we will install slag-processing equipment, including our patented technology, at Ispat Inland's East Chicago, Indiana steel plant. When the facility comes on line in the spring of 2001, we intend to sell the processed slag into several core market segments.

10. On April 17, 2000, the Ontario (Canada) Court (General Division) ruled against our subsidiary Lafarge Canada Inc. and other defendants in the 1992 lawsuit arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, flyash and cement used in defective footings, foundations and floors. The portion of the judgment attributed by the Court to Lafarge Canada Inc., net of insured amounts, was Canadian $9.9 million. Lafarge Canada Inc. intends to appeal this decision. We believe that our insurance coverage and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. To date, no further action has been taken before the Court in connection with the related 1999 class action which had been stayed pending a decision in the 1992 lawsuit. Although the outcome of any legal proceedings related to the 1999 class action cannot be predicted with certainty, we believe that any liability which Lafarge Canada Inc. may incur arising from the 1999 class action will not have a material adverse effect on our financial condition.

        By order dated January 28, 2000, the Court granted summary judgment in favor of our directors in the stockholder derivative lawsuit filed against them on March 18, 1998 in the Circuit Court for Montgomery County, Maryland, which lawsuit alleged breach of fiduciary duty, corporate waste and gross negligence in connection with our purchase of North American construction materials assets from Lafarge S.A., our majority stockholder. We have been advised that plaintiffs have appealed the Court's ruling and that our directors intend to vigorously contest that appeal.

        Currently, we are involved in two remediations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund. At one site where we have been named a potentially responsible party, the remedial activities are complete, long-term maintenance and monitoring are under way and partial contribution has been obtained from financially viable parties, including us. The U.S. Environmental Protection Agency ("EPA") delisted this site from the National Priority List in 1999. At the other site, which is on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 other parties, including us. We also have been named a potentially responsible party at this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. We believe that neither matter is material to our financial condition, results of operations or liquidity.

        We are involved in one state site cleanup in the State of Michigan. In December 1999, we were served with a complaint alleging that some time between 1952 and 1992 air-scrubber baghouse bags were transported to and disposed of at the Arthur Fivenson Iron and Metal Company. We are one of six defendants in the State action to recover response activity costs which Michigan incurred in responding to releases and threatened releases of hazardous substances at this site. We intend to vigorously defend this action and believe that resolution of this matter will not have a material impact on our financial condition.

        When we determine that it is probable that a liability for our environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of March 31, 2000, the liabilities recorded for the environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at March 31, 2000. However, we have concluded that the possibility of material liability in excess of the amount reported in the March 31, 2000 Condensed Consolidated Balance Sheet is remote.

        In the ordinary course of business, we are involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. We believe that all legal and environmental matters will be resolved without material adverse impact to our financial condition, results of operations or liquidity.

11. At our Annual Meeting of Stockholders held on May 2, 2000, our stockholders approved an amendment to our Articles of Incorporation to increase the number of Common Stock we are authorized to issue from 110,100,000 to 150,000,000 shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

        Construction Materials - produces and distributes construction aggregate, ready-mixed concrete, other concrete products and asphalt and constructs and paves roads.

        Cement - produces and distributes portland and specialty cements and cementitious materials, and processes fuel-quality waste and alternative raw materials for use in cement kilns.

        Gypsum - produces and distributes gypsum wallboard and related products.

        Our broad range of products is complemented by our geographic diversity. We have approximately 800 operations doing business in most states and throughout Canada, where we operate through our major operating subsidiary, Lafarge Canada Inc.

        Historically, we incur a loss in the first quarter because sales and operating results in many of our operating regions are negatively impacted by winter weather conditions, which reduce construction activity. In addition, substantial portions of the year's major maintenance projects are performed during this period of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

THREE MONTHS ENDED MARCH 31, 2000

        The seasonal pattern was evident during the three months ended March 31, 2000 when we incurred a net loss of $24.5 million, or $0.34 per share on a diluted basis. This compares with a net loss of $29.1 million, or $0.40 per diluted share, for the first quarter of 1999. Operating results improved in most of our main product lines (ready-mixed concrete, aggregate and cement) reflecting higher sales volumes and prices. Our U.S. operations reported an operating loss of $9.8 million, $3.1 million better than 1999, and the Canadian operating loss was $22.0 million, $1.6 million better than 1999.

        Net sales increased 16 percent to $430.6 million, up from $369.8 million in 1999. U.S. net sales increased 13 percent to $308.2 million and Canadian net sales were $122.4 million, up 25 percent. A relatively mild winter across most of the U.S. and Canada, similar to the first quarters of 1999 and 1998, boosted product shipments in most principal product categories and prices increased from the 1999 comparable period in all main product lines of ready-mixed concrete, aggregate, cement and gypsum wallboard.

CONSTRUCTION MATERIALS

        Our construction materials operations lost $21.6 million, an improvement of 4 percent from last year. Net sales of $213.4 million were 13 percent higher than 1999, reflecting an increase in both ready-mixed concrete and aggregate shipments of 12 percent and 7 percent, respectively, and higher selling prices of 2 percent and 6 percent, respectively. In the U.S., the operating loss of $7.9 million was 2 percent higher than 1999. Net sales were up 8 percent as a result of increased shipments and higher average prices for both ready-mixed concrete and aggregate. Ready-mixed concrete volumes increased 10 percent mainly due to strong demand in Denver and mild weather conditions. Aggregate volumes increased 6 percent due to favorable weather conditions and increased demand in Denver, partially offset by poor weather in Colorado in March and scheduled plant reconfigurations. Ready-mixed concrete and aggregate average selling prices increased 3 and 5 percent, respectively, due to strong market conditions and favorable product and geographic mix. The increased volumes and selling prices were offset by higher costs due to completing maintenance and repairs earlier in the year than normal in response to a strong demand and favorable weather. In Canada, the loss of $13.7 million was 7 percent lower than last year. Net sales in Canada were 20 percent higher than 1999 due to a combination of higher ready-mixed concrete and aggregate volumes and average selling prices. Ready-mixed concrete volumes in Canada increased 15 percent due to project work and strong economic conditions in eastern Canada. Aggregate volumes in Canada increased due to favorable weather and economic conditions in eastern Canada, partly offset by reduced project work in western Canada. Ready-mixed concrete and aggregate average selling prices increased 1 and 7 percent, respectively, due to price increases and favorable product and geographic mix.

CEMENT

        Our cement operations essentially broke even in the first quarter, an improvement of eight million dollars from last year. The improvement was due to an increase in cement shipments and higher prices in both the U.S. and Canada. Net sales increased 18 percent reflecting the rise in shipments and prices. U.S. earnings from operations totaled $3.4 million, seven million dollars better than last year mainly due to increases in shipments of 14 percent. Net sales increased 15 percent reflecting the increase in shipments due to favorable weather conditions, strong commercial activity and increased project work. Net selling prices were slightly higher in the first quarter of 2000 in the U.S. as compared to 1999. The Canadian loss was $3.3 million, one million dollars better than 1999. Net sales in Canada increased 27 percent primarily due to a 19 percent increase in shipments and 1 percent escalation in net realization (delivered price per ton to customers less freight). Canadian cement shipments increased due to favorable economic conditions in Quebec, higher consumption by construction materials operations, a sharp increase in oilwell cement demand, favorable weather conditions and increased project work. Our total clinker production volumes increased in most regions, with an overall increase of 66,000 tons or 3 percent.

GYPSUM

        Operating profit from our gypsum wallboard operations was $7.3 million, $1.2 million worse than 1999 due to increased spending on the preparation of the startup of the Silver Grove, Kentucky plant and to restructure the administrative functions and put in place new customer service systems to support the continued growth in operations, increased prices for paper and rock and timing of repairs and maintenance. These increased costs were partly offset by higher shipments and prices. Shipments and net selling price to customers less freight were 6 and 17 percent higher, respectively, which boosted net sales by 28 percent. Shipments increased due to continued strong demand in the U.S. Although prices were higher year over year, the average price realization by the end of March 2000 was somewhat lower than December 1999 levels.

        Selling and administrative expenses increased by $10.6 million from 1999 mainly due to increased staffing, acquisition studies and restructuring the gypsum operations administrative support to meet the continued growth in operations.

        For the quarters ended March 31, 2000 and 1999, we recorded an income tax benefit as a result of the seasonal loss from our U.S. and Canadian operations. Our effective income tax rate was 37.6 percent in 2000 and 38.4 percent in 1999.

TWELVE MONTHS ENDED MARCH 31, 2000

        We reported net income of $279.9 million in 2000, a $33.7 million increase over the $246.2 million reported for the twelve months ended March 31, 1999. Operating profits were $486.3 million, a $54.7 million improvement over the $431.6 million earned in 1999. Net sales of $2,715.2 million increased 9 percent from $2,483.2 million in 1999 primarily due to greater product shipments and improved selling prices in all main product lines. U.S. and Canadian net sales increased 10 percent 9 percent, respectively.

CONSTRUCTION MATERIALS

        Our construction materials operations earned $190.3 million, $11.7 million better than the $178.6 million earned in 1999. In the U.S., earnings were $115.1 million, $9.2 million better than 1999. U.S. ready-mixed concrete volumes increased 4 percent and selling prices increased 3 percent. Aggregate volumes decreased 3 percent while selling prices increased 7 percent. The decrease in aggregate sales volumes was accounted for by softness in some key markets, such as New Mexico, Ohio and Maryland, which offset the generally overall healthy demand in most other markets. In Canada, earnings were $75.2 million, $2.5 million higher than 1999. Ready-mixed concrete volumes in Canada increased 3 percent and aggregate volumes increased 9 percent. Canadian ready-mixed concrete selling prices were 3 percent higher than last year while aggregate prices increased 5 percent.

CEMENT

        Earnings from our cement operations were $328.3 million, $29.1 million better than last year. Earnings from U.S. operations of $228.9 million were $33.9 million better than 1999. In the U.S., cement shipments and net realization increased 7 and 1 percent, respectively. Earnings from Canadian operations of $99.4 million were $4.8 million lower than 1999 due to the timing of winter maintenance. Shipments and net realization in Canada increased 5 and 3 percent, respectively.

GYPSUM

        Earnings from our gypsum wallboard operations were $40.7 million, $15.5 million better than last year. Shipments and net selling price to customers less freight were 20 and 23 percent higher, respectively.

        Selling and administrative expenses were $31.0 million higher mainly due to acquisitions, coupled with higher legal and other professional fees. Our effective income tax rate was 37.1 percent in 2000 and 38.1 percent in 1999.


LIQUIDITY AND CAPITAL RESOURCES

        We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At March 31, 2000, no amounts were outstanding. We are required to pay annual commitment fees of 0.10 percent of the total amount of the facilities. Borrowings made under the revolving credit facilities will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

        Net cash of $28.1 million was used in operating activities in the first quarter of 2000 compared with net cash provided of $18.9 million in the same period in 1999. The increase in cash used for operations was primarily due to changes in operating working capital as accounts payable and accrued liabilities decreased to more traditional, seasonal levels. Net cash used for investing activities in the three-month period of 2000 was $126.7 million less than the same period last year due to redemptions of short-term investments, partly offset by higher capital expenditures primarily attributable to the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum wallboard plants and the Sugar Creek, Missouri cement plant expansion. In the first quarter of 2000, net cash provided by financing activities was $77.4 million compared with $40.0 million in the same period in 1999.

        During the first quarter of 2000, the most significant uses of cash were capital expenditures of $118.7 million, acquisitions of $9.8 million and dividends, net of reinvestments of $4.6 million. The most significant sources of funds were redemptions of short-term investments, net of $88.2 million and net short-term and long-term borrowings of $82.0 million. This compares with capital expenditures of $60.7 million, acquisitions of $35.3 million, dividends, net of reinvestments of $9.9 million, purchases of short-term investments, net of $76.2 million and a net increase in short-term and long-term borrowings of $48.9 million during the first quarter of 1999.

        Net cash provided by operating activities for the twelve-months ended March 31, 2000 decreased by $55.2 million over the same period in 1999 due to increases in operating working capital, offset slightly by higher net income and non-cash charges. Increased depreciation, depletion and amortization charges are primarily related to increased capital expenditures on plant and equipment. Compared with the twelve-months ended March 31, 2000, net cash used for investing activities in the same period in 1999 increased by $13.2 million due to increased capital spending. Net cash consumed by financing activities decreased $64.6 million compared with the twelve-months ended March 31, 1999.

        Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $550 million to $600 million in 2000.

        We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. We primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements to hedge interest rate change on anticipated debt issuances. There has been no significant change from year-end.

OTHER FACTORS AFFECTING THE COMPANY - YEAR 2000

        Our business application software and supporting computer infrastructure ("IT Systems") and embedded technology systems such as process control equipment, instrumentation and other field systems ("Non-IT Systems") were not affected by Year 2000 problems at the turn of the millennium or during the quarterly period ended March 31, 2000.

        Commencing in 1997, we organized and implemented our Year 2000 compliance program. The Year 2000 program addressed the essential phases, activities and tasks that we had to undertake to ensure that our computer systems would handle date sensitive calculations beyond the year 1999. We identified four phases to describe our process of achieving Year 2000 readiness:
(1) inventory and assessment, (2) optimum scenario definition, (3) transition plan definition and (4) implementation. Prior to year-end, we completed the first three phases and substantially all of phase four, the implementation phase, of our Year 2000 program and determined that we were Year 2000 compliant. The uncompleted portion of phase four related to Non-IT Systems in a few plants in the construction materials operations that had been shutdown for the winter. These plants required minor upgrading of their Non-IT Systems prior to their planned seasonal openings. There have not been any significant disruptions or shutdowns related to these plants because of the Year 2000 issue to date and management believes as a result of the attention to the readiness of these plants no significant disruptions are expected.

        We expected to spend approximately $18.6 million to $21.3 million in nonrecurring Year 2000 program costs. Through March 31, 2000, we incurred approximately $17.8 million ($10.1 million capital and $7.7 million expense) for upgrading or replacing our IT and Non-IT Systems. We estimate that no significant additional costs will be incurred to complete the Year 2000 program.

        We believe there are no significant contingencies related to the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll or monthly, quarterly or year-end financial closings. We believe that such problems, if any, are likely to be minor and correctable. Further, we may still be negatively affected if our customers or suppliers are adversely affected by Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers or suppliers, and we believe there are no significant remaining contingencies related to the Year 2000 issue.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

        Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of our business; national and regional economic conditions in the U.S. and Canada;

Canadian currency fluctuations; the seasonality of our operations; the levels of construction spending in major markets; supply/demand structure of our industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; and other Factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of this date, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this Item is contained in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The information presented in Note 10 of the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference, pursuant to Rule 12b-23.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on May 2, 2000. A total of 73,493,647 shares were entitled to be voted. At the meeting, stockholders elected the nominees for the Board of Directors identified below:

            Director Elected                                                      Votes For                        Votes Withheld
            ----------------                                                      ---------                        --------------

            Thomas A. Buell.......................................................55,613,674                           1,451,600
            Marshall A. Cohen ....................................................55,613,874                           1,451,460
            Bertrand P. Collomb...................................................55,184,265                           1,881,070
            Philippe P. Dauman ...................................................55,614,014                           1,451,321
            Bernard L. Kasriel ...................................................55,614,056                           1,451,278
            Jacques Lefevre ......................................................55,613,951                           1,451,384
            Paul W. MacAvoy ......................................................55,613,816                           1,451,518
            Claudine B. Malone ...................................................55,613,546                           1,451,788
            Robert W. Murdoch ....................................................55,613,937                           1,451,397
            Bertin F. Nadeau .....................................................55,614,056                           1,451,278
            John M. Piecuch ......................................................55,612,968                           1,452,367
            John D. Redfern ......................................................55,613,616                           1,451,718
            Joe M. Rodgers .......................................................55,611,707                           1,453,627
            Michel Rose ..........................................................55,613,478                           1,451,857
            Ronald D. Southern ...................................................55,613,737                           1,451,597
            Gerald H. Taylor .....................................................55,612,739                           1,452,596

        The stockholders ratified the appointment of Arthur Andersen LLP as auditors to audit the consolidated financial statements of the company for the year ending December 31, 2000, with voting as follows:

            Votes For                  Votes Against                       Abstentions                      Broker Non-Votes
            ---------                  -------------                       -----------                      ----------------
          56,742,480                    4,821                              318,034                                      0

            The stockholders approved an amendment to our Articles of Incorporation increasing to 150,000,000 the number of authorized shares of our Common Stock, with voting as follows:

            Votes For                  Votes Against                       Abstentions                      Broker Non-Votes
            ---------                  -------------                       -----------                      ----------------
          55,329,063                         1,594,507                     141,764                                      0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


          Exhibit
          Number      Description
          ------      -----------

           27         Financial Data Schedule

     (b)  Reports on Form 8-K.

          We did not file any reports on Form 8-K during the quarterly period ended March 31, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LAFARGE CORPORATION



Date: May 15, 2000                      By:  /s/ Larry J. Waisanen
                                             ---------------------
                                              Larry J. Waisanen
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------

    27                  Financial Data Schedule