Form 10-Q
period 2000-06-30
LAFARGE CORP
filed 2000-08-14
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                         Commission File Number 0-11936

                               LAFARGE CORPORATION

                            Incorporated in Maryland

                         12950 Worldgate Dr., Suite 500
                             Herndon, Virginia 20170
                                 (703) 480-3600

                       I.R.S. Employer Identification No.
                                   58-1290226

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 69,352,226 shares of our Common Stock and 4,527,983 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of July 31, 2000, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

                               LAFARGE CORPORATION

                            FORM 10-Q FOR THE QUARTER
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                            ----

                          PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

             Condensed Consolidated Statements of Income (unaudited) -
             Three-Month, Six-Month and Twelve-Month Periods Ended
             June 30, 2000 and 1999.............................................................................1

             Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited),
             June 30, 1999 (unaudited) and December 31, 1999....................................................2

             Condensed Consolidated Statements of Cash Flows (unaudited) -
             Six-Month and Twelve-Month Periods Ended June 30, 2000 and 1999....................................3

             Notes to Condensed Consolidated Financial Statements...............................................4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations.....................................................................................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk........................................15

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................16

Item 6.      Exhibits and Reports on Form 8-K..................................................................16

SIGNATURE......................................................................................................17

INDEX TO EXHIBITS..............................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                             THREE MONTHS                  SIX MONTHS                   TWELVE MONTHS
                                             ENDED JUNE 30                ENDED JUNE 30                 ENDED JUNE 30
                                        ----------------------     --------------------------     -------------------------
                                           2000         1999          2000            1999           2000           1999
                                        ----------    --------     ----------      ----------     ----------     ----------
NET SALES                               $ 751,208     $720,214     $1,181,795      $1,089,995     $2,746,162     $2,528,613
                                        ---------     --------     ----------      ----------     ----------     ----------

Costs and expenses

Cost of goods sold                        520,387      505,147        916,404         855,227      1,990,222      1,847,774
Selling and administrative                 68,122       59,685        130,133         111,108        254,053        221,084
Amortization of goodwill                    4,317        4,406          8,470           8,833         16,801         18,399
Other income, net                          (2,241)      (5,560)        (2,047)         (5,207)        (5,332)        (3,291)
                                        ---------   ----------     ----------      ----------     ----------     ----------

Earnings from operations                  160,623      156,536        128,835         120,034        490,418        444,647

Interest expense                           12,455       16,654         24,178          30,912         56,002         60,368
Interest income                            (3,471)      (3,646)        (7,615)         (7,217)       (18,303)       (18,021)
                                        ---------   ----------     ----------      ----------     ----------     ----------

Earnings before income taxes              151,639      143,528        112,272          96,339        452,719        402,300
Income tax expense                        (55,921)     (54,919)       (41,102)        (36,782)      (165,732)      (152,535)
                                        ---------    ---------     ----------      ----------     ----------     ----------

NET INCOME                              $  95,718    $  88,609     $   71,170      $   59,557     $  286,987     $  249,765
                                        =========    =========     ==========      ==========     ==========     ==========

NET INCOME PER SHARE - BASIC            $    1.30    $    1.22     $     0.97      $     0.82     $     3.93     $     3.45
                                        =========    =========     ==========      ==========     ==========     ==========

NET INCOME PER SHARE - DILUTED          $    1.30    $    1.22     $     0.97      $     0.82     $     3.92     $     3.43,
                                        =========    =========     ==========      ==========     ==========     ===========

DIVIDENDS PER SHARE                     $    0.15    $    0.15     $     0.30      $     0.30     $     0.60     $     0.57
                                        =========    =========     ==========      ==========     ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       JUNE 30               JUNE 30             DECEMBER 31
                                                                        2000                  1999                  1999
                                                                     (UNAUDITED)           (UNAUDITED)            (AUDITED)
                                                                     -----------           -----------           -----------
ASSETS

Cash and cash equivalents                                            $   165,342          $   173,506          $   237,812
Short-term investments                                                     3,377                6,789               91,626
Receivables, net                                                         591,206              497,746              421,796
Inventories                                                              333,441              300,277              288,200
Other current assets                                                     110,471               80,218               96,067
                                                                     -----------          -----------          -----------

Total current assets                                                   1,203,837            1,058,536            1,135,501

Property, plant and equipment (less accumulated depreciation
    and depletion of $1,365,552, $1,225,258 and $1,312,260)            1,818,006            1,520,303            1,618,319
Excess of cost over net tangible assets of businesses acquired, net      370,395              353,933              335,464
Other assets                                                             211,126              208,969              214,962
                                                                     -----------          -----------          -----------

TOTAL ASSETS                                                          $3,603,364          $ 3,141,741          $ 3,304,246
                                                                      ==========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                             $   408,139          $   374,443          $   411,677
Income taxes payable                                                      72,485               40,798               60,222
Short-term borrowings and current portion of long-term debt              296,850              160,903               38,344
                                                                     -----------          -----------          -----------

Total current liabilities                                                777,474              576,144              510,243

Long-term debt                                                           693,352              743,616              719,781
Deferred income taxes                                                    126,987              112,095              118,699
Accrued post-retirement benefit cost                                     169,971              153,525              153,476
Other long-term liabilities                                               74,823               62,146               79,163
                                                                     -----------          -----------          -----------

Total Liabilities                                                      1,842,607            1,647,526            1,581,362
                                                                     -----------          -----------          -----------

Common Equity

    Common Stock ($1.00 par value; authorized 150.0 million
       shares; issued 69.3, 68.1 and 68.7 million shares)                 69,286               68,125               68,686
    Exchangeable Shares (no par or stated value; authorized 24.3
       million shares; issued 4.5 million shares)                         33,314               32,800               32,957
Additional paid-in-capital                                               709,658              683,205              697,324
Retained earnings                                                      1,072,905              829,783            1,023,736
Accumulated other comprehensive income (loss)                           (124,406)            (119,698)             (99,819)
                                                                     -----------          -----------          -----------

Total Shareholders' Equity                                             1,760,757            1,494,215            1,722,884
                                                                     -----------          -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 3,603,364          $ 3,141,741          $ 3,304,246
                                                                     ===========          ===========          ===========



See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)






                                                                             SIX MONTHS                  TWELVE MONTHS
                                                                            ENDED JUNE 30                ENDED JUNE 30
                                                                      ----------------------          -------------------
                                                                        2000          1999             2000        1999
                                                                      -------       --------          ------      -------
CASH FLOWS FROM OPERATIONS

Net income                                                            $ 71,170      $  59,557        $286,987     $249,765
Adjustments to reconcile net income to net cash provided
   by (used in) operations:
      Depreciation, depletion and amortization                          83,366         81,134         170,504      159,875
      Provision for bad debts                                              130          1,562           1,058        3,632
      Gain on sale of assets                                            (2,256)        (4,734)         (8,272)      (5,503)
      Accrued post-retirement benefit cost                               1,641          2,758           1,181        3,629
      Other noncash charges and credits, net                            (2,144)        (7,378)         19,565       (1,051)
      Net change in operating working capital                         (216,313)      (172,533)        (97,277)     (17,492)
                                                                      ---------     ---------        --------     --------

NET CASH PROVIDED BY (USED IN) OPERATIONS                              (64,406)       (39,634)        373,746      392,855
                                                                      ---------     ---------        --------     --------

CASH FLOWS FROM INVESTING

Capital expenditures                                                  (237,607)      (137,026)       (416,305)    (258,924)
Acquisitions                                                           (82,318)       (49,554)        (91,032)    (112,509)
Redemptions of short-term investments, net                              88,249         10,281           3,412       51,715
Proceeds from property, plant and equipment dispositions                 5,282         11,727          39,494       22,848
Other                                                                       --          3,983           8,620      (43,720)
                                                                      --------      ---------        --------     ---------

NET CASH USED FOR INVESTING                                           (226,394)      (160,589)       (455,811)    (340,590)
                                                                      ---------     ---------        ---------    --------


CASH FLOWS FROM FINANCING

Net increase in short-term and long-term borrowings
   (includes current portion)                                          232,185        105,560          85,764       46,323
Issuance of equity securities, net                                         686          1,247           3,383        4,012
Dividends, net of reinvestments                                         (9,394)       (14,688)        (18,928)     (32,272)
Financing costs and other                                                   --             --              --      (12,818)
                                                                      --------      ---------        --------     --------

NET CASH PROVIDED BY FINANCING                                         223,477         92,119          70,219        5,245
                                                                      --------      ---------        --------     --------


Effect of exchange rate changes                                         (5,147)        10,472           3,682       (2,925)
                                                                      --------      ---------        --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (72,470)       (97,632)         (8,164)      54,585

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               237,812        271,138         173,506      118,921
                                                                      --------      ---------        --------     --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                    $165,342      $ 173,506        $165,342     $173,506
                                                                      ========      =========        ========     ========





See Notes to Condensed Consolidated Financial Statements

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

4. We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At June 30, 2000 and 1999 and at December 31, 1999, our inventories consisted of the following (in thousands):





                                                                      JUNE 30
                                                         -----------------------------------                  DECEMBER 31
                                                           2000                       1999                        1999
                                                         ---------                  --------                  -----------

      Finished products                                  $182,055                   $162,966                   $154,567
      Work in process                                      33,228                     22,884                     16,639
      Raw materials and fuel                               56,687                     61,826                     52,650
      Maintenance and operating supplies                   61,471                     52,601                     64,344
                                                         --------                   --------                   --------

      TOTAL  INVENTORIES                                 $333,441                   $300,277                   $288,200
                                                         ========                   ========                   ========


5. We paid the following amounts in cash during the period for interest and income taxes (in thousands):



                                                       SIX MONTHS                                  TWELVE MONTHS
                                                      ENDED JUNE 30                                ENDED JUNE 30
                                               ----------------------------             --------------------------------
                                                  2000               1999                  2000                  1999
                                               ---------         ----------             ----------             ---------
      Interest                                $28,516               $30,438              $ 49,280               $ 63,722
      Income taxes (net of refunds)           $37,925               $24,520(a)           $145,351               $123,886(a)


      (a) Includes a refund of $23.4 million from the Internal Revenue Service.


6. Net income per share for the three, six and twelve months ended June 30, 2000 and 1999 (in thousands, except per share amounts) are as follows:





                                                      THREE MONTHS                  SIX MONTHS                   TWELVE MONTHS
                                                      ENDED JUNE 30                ENDED JUNE 30                 ENDED JUNE 30
                                                -----------------------      -----------------------       ------------------------
                                                  2000           1999          2000           1999            2000          1999
                                                --------      ---------      --------      ---------       ---------      ---------
      BASIC CALCULATION

      Net income                                  $95,718       $88,609       $71,170         $59,557       $286,987       $249,765
                                                  =======       =======       =======         =======       ========       ========

      Weighted average number of
          shares outstanding                       73,593        72,459        73,425          72,406         73,019         72,328
                                                  =======       =======       =======         =======       ========       ========

      Basic net income per share                  $  1.30       $  1.22       $  0.97         $  0.82       $   3.93       $   3.45
                                                  =======       =======       =======         =======       ========       ========

      DILUTED CALCULATION

      Net income assuming dilution                $ 95,718      $88,609       $71,170         $59,557       $286,987       $249,765
                                                  ========      =======       =======         =======       ========       ========

      Weighted average number of
          shares outstanding                        73,593       72,459        73,425          72,406         73,019         72,328

      Net effect of dilutive stock options
         based on the treasury stock method            202          419           162             424            269            448
                                                  --------      -------       -------         -------       --------       --------

      Weighted average number of shares
          outstanding assuming full conversion
          of all potentially dilutive securities    73,795       72,878        73,587          72,830         73,288         72,776
                                                  ========      =======       =======         =======       ========       ========

      Diluted net income per share                $   1.30      $  1.22       $  0.97         $  0.82       $   3.92       $   3.43
                                                  ========      =======       =======         =======       ========       ========

      Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common equity share assumed the exercise of stock options, to the extent such conversion is dilutive, for all periods presented.

7.    Comprehensive income consists of the following (in thousands):




                                             THREE MONTHS                  SIX MONTHS                   TWELVE MONTHS
                                             ENDED JUNE 30                ENDED JUNE 30                 ENDED JUNE 30
                                        ---------------------      -------------------------     ------------------------
                                          2000         1999          2000             1999          2000           1999
                                        --------     --------      ---------        --------     -----------     --------
      Net income                         $95,718     $ 88,609       $71,170          $59,557       $286,987       $249,765
      Foreign currency translation
         adjustments                     (18,993)      20,978       (24,587)          32,925         (4,708)        (1,486)
                                         -------     --------       -------          -------       --------       --------

      COMPREHENSIVE INCOME               $76,725     $109,587       $46,583          $92,482       $282,279       $248,279
                                         =======     ========       =======          =======       ========       ========

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

      Operating segment information consists of the following (in millions):



                                             THREE MONTHS                  SIX MONTHS                   TWELVE MONTHS
                                             ENDED JUNE 30                ENDED JUNE 30                 ENDED JUNE 30
                                         --------------------      -----------------------         ----------------------
                                          2000          1999          2000          1999            2000           1999
                                         ------       -------      ---------      --------         --------       -------
  Net sales:
   Construction Materials

     Revenues from external customers     $ 408.2      $384.3      $  621.6       $  572.0          $1,466.1      $1,372.9
     Intersegment revenues                     --         0.2            --            2.0               0.7           3.0
   Cement

     Revenues from external customers       306.4       296.7         483.6          447.5           1,121.5       1,030.9
     Intersegment revenues                   39.1        34.6          60.7           52.7             125.4         120.8
   Gypsum

     Revenues from external customers        36.6        39.2          76.6           70.5             158.6         124.9
   Eliminations                             (39.1)      (34.8)        (60.7)         (54.7)           (126.1)       (123.9)
                                          -------     -------      --------       --------          --------      --------

TOTAL NET SALES                           $ 751.2      $720.2      $1,181.8       $1,090.0          $2,746.2      $2,528.6
                                          =======      ======      ========       ========          ========      ========

Earnings from operations:
   Construction Materials (a)             $  67.2      $ 62.5      $   45.6       $   40.1          $  195.0      $  181.1
   Cement (a)                               110.0        98.7         110.1           91.0             339.6         298.6
   Gypsum (a)                                 3.0        11.6          10.3           20.1              32.1          32.5
   Corporate and other                      (19.6)      (16.3)        (37.2)         (31.2)            (76.3)        (67.6)
                                          -------      ------      --------       --------          --------      --------

Earnings before interest and income taxes   160.6       156.5         128.8          120.0             490.4         444.6
   Interest expense, net                     (9.0)      (13.0)        (16.5)         (23.7)            (37.7)        (42.3)
                                          -------      ------      --------       --------          --------      --------

EARNINGS BEFORE INCOME TAXES              $ 151.6      $143.5      $  112.3       $   96.3          $  452.7      $  402.3
                                          =======      ======      ========       ========          ========      ========


(a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., income taxes, interest and foreign exchange gains and losses.

         Condensed consolidated geographic information consists of the following (in millions):


                                             THREE MONTHS                  SIX MONTHS                   TWELVE MONTHS
                                             ENDED JUNE 30                ENDED JUNE 30                 ENDED JUNE 30
                                          -------------------      ------------------------        ----------------------
                                            2000        1999          2000           1999            2000           1999
                                          -------     -------      ---------      ---------        ---------     --------
  Net sales:
   United States                           $527.9      $506.3      $   836.1       $  778.1         $1,925.9      $1,773.3
   Canada                                   223.3       213.9          345.7          311.9            820.3         755.3
                                           ------      ------      ---------      ---------         --------      --------

TOTAL NET SALES                            $751.2      $720.2      $ 1,181.8       $1,090.0         $2,746.2      $2,528.6
                                           ======      ======      =========       ========         ========      ========

  Earnings from operations:
   United States                           $102.5      $108.1      $    92.7       $   95.2         $  332.0      $  298.4
   Canada                                    58.1        48.4           36.1           24.8            158.4         146.2
                                           ------      ------      ---------       --------         --------      --------

Total earnings from operations:             160.6       156.5          128.8          120.0            490.4         444.6
Interest expense, net                        (9.0)      (13.0)         (16.5)         (23.7)           (37.7)        (42.3)
                                           ------      ------      ---------       --------         --------      --------

EARNINGS BEFORE INCOME TAXES               $151.6      $143.5      $   112.3       $   96.3         $  452.7      $  402.3
                                           ======      ======      =========       ==========       ========      ========



        Assets by operating segment consist of the following (in millions):

                                                                     JUNE 30
                                                        -----------------------------------                  DECEMBER 31
                                                           2000                      1999                       1999
                                                        ---------                 ---------                  -----------

      Construction Materials                             $1,300.0                  $1,235.5                    $1,239.1
      Cement                                              1,312.4                   1,067.2                     1,098.3
      Gypsum                                                214.7                      89.3                       125.1
      Corporate, Redland goodwill and other                 776.3                     749.7                       841.7
                                                        ---------                 ---------                  ----------

      TOTAL ASSETS                                       $3,603.4                  $3,141.7                    $3,304.2
                                                        =========                 =========                  ==========



9. In February 2000, we formed a joint venture with Rock-Tenn Company to produce gypsum paperboard liner. With full-scale production projected to commence in 2001, the joint venture intends to sell all of its production to our U.S. drywall plants.

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

      On June 30, 2000, we completed our acquisition of all the outstanding stock of Presque Isle Corporation, a Michigan-based company that operates one of the largest stone quarries in the U.S. The purchase price was approximately $56 million. Preliminary purchase price allocations have been completed and are subject to adjustment.

      On July 25, 2000, we announced an agreement to merge Kilmer Van Nostrand Co. Limited's ("KLN") wholly-owned subsidiary, The Warren Paving & Materials Group Limited ("Warren"), with our Construction Materials operations in Canada. Warren is Canada's largest privately held supplier of construction aggregate and a leader of asphalt and paving services, and has operations in five Canadian provinces. The transaction, in which a subsidiary of Lafarge Canada Inc. would acquire all of the outstanding shares of Warren, is valued at approximately Canadian $425 million. The acquisition would be financed through a combination of assumption of Warren's debt, cash and preferred shares. At closing, the subsidiary of Lafarge Canada Inc. would assume the existing debt of Warren and pay cash for a combined total of approximately Canadian $230 million, issuing preferred shares to KVN for the balance. Concurrently, KVN would buy a 4.4 million stock purchase warrant of Lafarge Corporation with a 15-year term and a strike price of $32 per share. The transaction will make us one of the largest aggregate suppliers in North America, with over 100 million tons of production a year. Closing on the merger is subject to certain conditions, including the completion of due diligence and Canadian regulatory review.

10. On April 17, 2000, the Ontario (Canada) Court (General Division) ruled against our subsidiary Lafarge Canada Inc. and other defendants in the 1992 lawsuit arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, flyash and cement used in defective footings, foundations and floors. The portion of the judgment attributed by the Court to Lafarge Canada Inc., net of insured amounts, was Canadian $9.9 million. Lafarge Canada Inc. has appealed this decision. We believe that our insurance coverage and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. To date, no further action has been taken before the Court in connection with the related 1999 class action which had been stayed pending a decision in the 1992 lawsuit. Although the outcome of any legal proceedings related to the 1999 class action cannot be predicted with certainty, we believe that any liability which Lafarge Canada Inc. may incur arising from the 1999 class action will not have a material adverse effect on our financial condition.

      By order dated January 28, 2000, the Court granted summary judgment in favor of our directors in the stockholder derivative lawsuit filed against them on March 18, 1998 in the Circuit Court for Montgomery County, Maryland. This lawsuit alleged breach of fiduciary duty, corporate waste and gross negligence in connection with our purchase of certain North American construction materials assets from Lafarge S.A., our majority stockholder. Plaintiffs appealed the decision to the Maryland Court of Special Appeals. Upon its own motion, the Maryland Court of Appeals, Maryland's highest court, has selected the appeal for hearing and decision. The appeal is currently scheduled for hearing in December of this year.

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

      When we determine that it is probable that a liability for our environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of June 30, 2000, the liabilities recorded for the environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at June 30, 2000. However, we have concluded that the possibility of material liability in excess of the amount reported in the June 30, 2000 Condensed Consolidated Balance Sheet is remote.

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

11. On July 25, 2000, we announced a buyback program of our common stock over the next 18 months. The plan will allow us, at management's discretion, to buy back our common stock from time to time on the market or through privately negotiated transactions. At the same time, the Board of Directors of Lafarge Canada Inc. ("LCI") approved a complementary share repurchase program in Canada through a normal course issuer bid. The LCI program, which is subject to approval by Canadian regulatory authorities, will permit LCI to repurchase, at market price, over a one-year period, up to 365,000 of its exchangeable preference shares, representing slightly less than 10 percent of LCI's public float. In total, up to $100 million may be spent for share repurchases under the two programs.

12. At our Annual Meeting of Stockholders held on May 2, 2000, our stockholders approved an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 110,100,000 to 150,000,000 shares.

13. As of May 2, 2000, we and Lafarge S.A. entered into Amendment No. 1 to Option Agreement for Common Stock. This amendment modified our existing agreement with Lafarge S.A. dated as of November 1, 1993 which is intended to enable Lafarge S.A. to maintain its existing margin of voting control. The amendment was approved by our independent directors (i.e., those directors with no affiliation with Lafarge S.A.) based upon the continuing business advantages to us which result from Lafarge S.A.'s majority ownership of us. The amendment clarifies the underlying purpose of the original agreement in connection with our issuance of convertible securities which do not dilute Lafarge S.A.'s voting interest until those securities are converted into voting securities. In such case, the amendment provides that Lafarge S.A. need not exercise its right to acquire voting securities from us unless and until the convertible securities are converted. A copy of Amendment No. 1 to Option Agreement for Common Stock is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

14. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of our adoption of SFAS No. 133 to no later than January 1, 2001. Certain provisions of SFAS No. 133 were subsequently further amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We are reviewing FAS No. 133 and its amendments and do not currently expect it to materially impact our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

         Construction Materials - produces and distributes ready-mixed concrete, construction aggregate, other concrete products and asphalt and constructs and paves roads.

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

THREE MONTHS ENDED JUNE 30, 2000

         During the three months ended June 30, 2000, we had net income of $95.7 million, or $1.30 per share on a diluted basis. This compares with net income of $88.6 million, or $1.22 per diluted share, for the second quarter of 1999. Operating results improved in most of our main operating segments (construction materials and cement), reflecting higher sales volumes and prices. Our U.S. operations reported operating income of $102.5 million, $5.6 million lower than 1999 due to a reduction in earnings of Lafarge Gypsum, and Canadian operations reported operating income of $58.1 million, $9.7 million better than 1999.

         Net sales increased 4 percent to $751.2 million, up from $720.2 million in 1999. Net sales in the U.S. of $527.9 million and in Canada of $223.3 million were both up 4 percent from last year. In spite of poor weather in a number of regions in June and concrete drivers' strikes in Toronto, Denver and Chicago, product shipments and prices in most principal product categories increased from the 1999 comparable period.

CONSTRUCTION MATERIALS

      Our construction materials operations earned $67.2 million, an 8 percent improvement from last year. Net sales of $408.2 million were 6 percent higher than 1999, reflecting an increase in both ready-mixed concrete and aggregate shipments of 4 and 7 percent, respectively, and higher average selling prices of 4 and 1 percent, respectively. In the U.S., operating income of $41.3 million was 13 percent higher than 1999. Net sales were up 7 percent as a result of increased shipments and higher average selling prices for both ready-mixed concrete and aggregate. Despite wet weather in June and the concrete drivers' strike in Denver, ready-mixed concrete and aggregate volumes increased 11 and 10 percent, respectively, due to increased market demand, especially in the Denver market. Ready-mixed concrete average selling prices increased 4 percent. Although price increases between 2 and 5 percent were implemented, aggregate average selling prices decreased 1 percent mainly due to changes in sales mix. The increased volumes and ready-mixed concrete average selling prices were partially offset by higher fuel costs. In Canada, earnings of $25.9 million were relatively unchanged from last year. Net sales in Canada were 5 percent higher than 1999 due to a combination of higher aggregate volumes and ready-mixed concrete average selling prices. Ready-mixed concrete volumes in Canada decreased 2 percent due to the concrete drivers' strike in Toronto and poor weather conditions. Due to a strong market in Ontario and project work in Alberta and British Columbia, aggregate volumes in Canada increased 5 percent despite high levels of rainfall and the concrete drivers' strike in Toronto. Ready-mixed concrete and aggregate average selling prices increased 4 percent and 3 percent, respectively.

CEMENT

      Our cement operations earned $110.0 million in the second quarter, an improvement of $11.3 million from last year. The improvement was due to an increase in cement shipments and higher prices in both the U.S. and Canada, which were partly offset by increased fuel and energy costs. Net sales increased 4 percent, reflecting the rise in shipments and prices. Our total clinker production volumes increased in most regions, with an overall increase of 165 thousand tons, or 6 percent. U.S. earnings from operations totaled $71.8 million, $3.5 million better than last year mainly due to increases in shipments and net realization (delivered price per ton to customers less freight). Net sales increased 3 percent, reflecting the increase in net realization of 3 percent. Poor weather in the Midwest U.S. and a concrete drivers' strike in Chicago limited growth in U.S. cement shipments to 1 percent. The Canadian earnings were $38.2 million, $7.8 million better than 1999. Net sales in Canada increased 7 percent primarily due to a 4 percent increase in shipments and 2 percent escalation in net realization. Canadian cement shipments increased due to strong demand in Alberta and other western provinces, while the concrete drivers' strike in Toronto limited shipments in that market.

GYPSUM

      Operating profit from our gypsum wallboard operations was $3.0 million, $8.6 million worse than 1999 due to lower sales volumes of 10 percent, lower selling prices to customers net of freight of 4 percent, rising material costs and the costs associated with bringing on line the new Silver Grove, Kentucky plant, which began shipping drywall in late June 2000, as well as additional related administrative costs. Net sales decreased by 7 percent. Shipments declined due in large part to downtime at the Newfoundland plant, which is under going a capital improvement program resulting in lower sales to the plant's customers.

SELLING AND ADMINISTRATIVE

      Selling and administrative expenses increased by $8.4 million from 1999 mainly due to growth in our business, costs related to strategic development projects and increased staffing, particularly in the human resource and strategic development functions.

 INCOME TAXES

      For the quarters ended June 30, 2000 and 1999, we recorded income tax expense of $55.9 million and $54.9 million, respectively, as a result of earnings from U.S. and Canadian operations. Our effective income tax rate was
36.9 percent in 2000 and 38.3 percent in 1999. The reduction in our effective income tax rate resulted from a reduction in our state income taxes.

SIX MONTHS ENDED JUNE 30, 2000

      Net income of $71.2 million, or $0.97 per diluted common equity share, compares with net income of $59.6 million, or $0.82 per diluted share, for the first six months of 1999. U.S. net income of $44.7 million was $4.0 million higher than 1999. In Canada, net income was $26.5 million, $7.6 million higher than 1999.

      Net sales totaled $1.2 billion, an 8 percent increase over 1999 net sales. Ready-mixed concrete and aggregate volumes both increased 7 percent. Cement shipments were 6 percent higher than 1999, while gypsum volumes decreased 3 percent due to lower shipments in Canada.

CONSTRUCTION MATERIALS

      Our construction materials operations earned $45.6 million, $5.5 million better than 1999. Net sales improved 8 percent. U.S. earnings were $33.4 million, $4.6 million better than 1999. U.S. net sales were up 7 percent. Ready-mixed concrete volumes increased 10 percent and aggregate volumes increased 8 percent. Ready-mixed concrete selling prices increased 3 percent. Although price increases between 2 and 5 percent have been implemented, aggregate average selling prices increased only 1 percent due to changes in sales mix. In Canada, earnings were $12.2 million, $0.9 million better than 1999. Canadian net sales were 10 percent greater, reflecting an increase in ready-mixed concrete and aggregate volumes of 4 and 5 percent, respectively. Ready-mixed concrete selling prices increased 3 percent and aggregate selling prices increased 4 percent from the prior year.

CEMENT

      Earnings from our cement operations were $110.1 million, $19.1 million better than last year due to increased shipments and higher net realized prices partly offset by increased fuel and energy costs. Overall, net sales improved by 9 percent. Clinker production increased 232 thousand tons, or 4 percent. In the U.S., earnings were $75.2 million, $9.9 million or 15 percent higher than 1999. U.S. net sales increased 7 percent due to an increase in shipments of 5 percent and an increase in net realized prices of 2 percent. Earnings from Canadian operations of $34.9 million were $9.2 million higher than 1999. Canadian net sales increased by 14 percent. Overall Canadian cement shipments increased 9 percent and net realization increased 1 percent.

GYPSUM

      Our gypsum operations earned $10.3 million, $9.8 million lower than 1999 due to declining drywall prices, rising material costs and increased costs for the startup of the new Silver Grove, Kentucky plant and additional related administrative costs. Although selling prices have decreased nearly 20 percent since December 1999, average net selling price to customers for the six month period was 6 percent higher, which is partly offset by a decrease in shipments of 3 percent.

SELLING AND ADMINISTRATIVE

      Selling and administrative expenses were $19.0 million higher than the comparable period in 1999 due to growth in our business, costs related to strategic development projects and increased staffing, particularly in the human resource and strategic development functions.

INCOME TAXES

      Income tax expense was $41.1 million, $4.3 million greater than 1999.
Our effective income tax rate is 36.6 percent in 2000 and 38.2 percent in 1999. The reduction in our effective income tax rate resulted from a reduction in our state income taxes.

TWELVE MONTHS ENDED JUNE 30, 2000

      We reported net income of $287.0 million for the twelve months ended
June 30, 2000, a $37.2 million increase over the $249.8 million reported for the twelve months ended June 30, 1999. Operating profits were $490.4 million, a $45.8 million improvement over the $444.6 million earned in 1999. Net sales of $2.7 billion increased 9 percent from $2.5 billion in 1999 primarily due to greater product shipments and improved selling prices in most main product lines. Both U.S. and Canadian net sales increased 9 percent.

CONSTRUCTION MATERIALS

      Our construction materials operations earned $195.0 million, $13.9 million better than the $181.1 million earned in 1999. In the U.S., earnings were $119.4 million, $12.8 million better than 1999. U.S. ready-mixed concrete volumes increased 8 percent and selling prices increased 3 percent. Aggregate volumes increased 1 percent while selling prices increased 4 percent. In Canada, earnings were $75.6 million, $1.1 million higher than 1999. Ready-mixed concrete volumes in Canada remained flat while aggregate volumes increased 11 percent. Canadian ready-mixed concrete average selling prices were 1 percent higher than last year and aggregate average selling prices increased 4 percent.

CEMENT

      Earnings from our cement operations were $339.6 million, $41.0 million better than last year. Earnings from U.S. operations of $232.4 million were $34.1 million better than 1999. In the U.S., cement shipments and net realization increased 6 and 2 percent, respectively. Earnings from Canadian operations of $107.2 million were $6.9 million higher than 1999 due to the timing of winter maintenance. Shipments and net realization in Canada increased 6 and 2 percent, respectively.

GYPSUM

      Earnings from our gypsum wallboard operations were $32.1 million, $0.4 million lower than last year. Although shipments and net selling price to customers less freight were 8 and 14 percent higher, respectively, earnings were lower than 1999 due to restructuring the administrative functions to support continued growth and the costs, including related administrative costs, associated with bringing on line the new Silver Grove, Kentucky plant.

SELLING AND ADMINISTRATIVE

      Selling and administrative expenses were $33.0 million higher than the prior year mainly due to growth in our business, costs related to strategic development projects and increased staffing, particularly in the human resource and strategic development functions.

INCOME TAXES

      Our effective income tax rate was 36.6 percent in 2000 and 37.9 percent in 1999. The reduction in our effective income tax rate resulted from a reduction in our state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At June 30, 2000, no amounts were outstanding under the facility. We are required to pay annual commitment fees of
0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

      Net cash of $64.4 million was used in operating activities in the first six months of 2000 compared with net cash used of $39.6 million in the same period in 1999. The increase in cash used for operations was primarily due to an increase in operating working capital from higher levels of receivables due to increased sales. Net cash used for investing activities in the six-month period of 2000 was $65.8 million more than the same period last year due to higher capital expenditures primarily attributable to the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum wallboard plants and the Sugar Creek, Missouri cement plant expansion and increased spending on acquisitions, partly offset by redemptions of short-term investments. In the first six months of 2000, net cash provided by financing activities was $223.5 million, compared with $92.1 million in the same period in 1999. The increase was due to an increase in short-term and long-term borrowings.

      During the first six months of 2000, the most significant uses of cash were capital expenditures of $237.6 million, net change in operating working capital of $216.3 million and acquisitions of $82.3 million. The most significant sources of funds were net redemptions of short-term investments of $88.2 million and net increase in short-term and long-term borrowings of $232.2 million. This compares with capital expenditures of $137.0 million, net increase in operating working capital of $172.5 million, acquisitions of $49.6 million, net redemptions of short-term investments of $10.3 million and a net increase in short-term and long-term borrowings of $105.6 million.

      Net cash provided by operating activities for the twelve-months ended
June 30, 2000 decreased by $19.1 million over the same period in 1999 due to net change in operating working capital, offset slightly by higher net income and non-cash charges. Increased depreciation, depletion and amortization charges are primarily related to increased capital expenditures on plant and equipment. Net cash used for investing activities compared with the same period in 2000 increased by $115.2 million due to increased capital spending. Net cash provided by financing activities increased $65.0 million compared with the twelve-months ended June 30, 1999 primarily due to a net increase in short-term and long-term borrowings.

      Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $840 million to $940 million in 2000.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

      Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of our business; national and regional economic conditions in the U.S. and Canada; Canadian currency fluctuations; the seasonality of our operations; the levels of construction spending in major markets; supply/demand structure of our industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; and other Factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of this date, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit
                  Number     Description
                  ------     -----------
                      10.1   Amendment No. 1 to Option Agreement for Common
                             Stock dated as of May 2, 2000 between Lafarge
                             Corporation and Lafarge S.A.

                      27     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  We did not file any reports on Form 8-K during the quarterly period ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LAFARGE CORPORATION



Date: August 14, 2000                          By:  /s/ Larry J. Waisanen
                                                    ------------------------
                                                    Larry J. Waisanen
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
  10.1           Amendment No. 1 to Option Agreement for Common Stock dated as of May 2, 2000 between Lafarge Corporation and Lafarge S.A.

    27           Financial Data Schedule