Form 10-Q
period 2000-09-30
LAFARGE CORP
filed 2000-11-09
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 68,186,802 shares of our Common Stock and 4,519,010 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of October 31, 2000, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

                               LAFARGE CORPORATION

                            FORM 10-Q FOR THE QUARTER
                            ENDED SEPTEMBER 30, 2000

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

               Condensed Consolidated Statements of Income (unaudited) -
               Three-Month and Nine-Month Periods Ended September 30, 2000 and 1999............................................1

               Condensed Consolidated Balance Sheets - September 30, 2000 (unaudited),
               September 30, 1999 (unaudited) and December 31, 1999............................................................2

               Condensed Consolidated Statements of Cash Flows (unaudited) -
               Nine-Month Period Ended September 30, 2000 and 1999.............................................................3

               Notes to Condensed Consolidated Financial Statements............................................................4

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................................................10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................................................14

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings..............................................................................................14

Item 6.        Exhibits and Reports on Form 8-K...............................................................................15

SIGNATURE.....................................................................................................................16

INDEX TO EXHIBITS.............................................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       THREE MONTHS                               NINE MONTHS
                                                    ENDED SEPTEMBER 30                        ENDED SEPTEMBER 30
                                             ----------------------------------         --------------------------------
                                                  2000                1999                  2000               1999
                                             ----------------      ------------         --------------     -------------

NET SALES                                        $892,254             $872,416         $2,074,050           $1,962,411
                                                 --------             --------         ----------           ----------
Costs and expenses

Cost of goods sold                                619,307              585,434          1,535,712            1,440,661
Selling and administrative                         67,575               59,105            197,708              170,213
Amortization of goodwill                            4,230                4,388             12,700               13,221
Other income, net                                 (12,918)              (6,968)           (14,965)             (12,175)
                                                 --------             --------         ----------           ----------
Earnings from operations                          214,060              230,457            342,895              350,491

Interest expense                                   14,054               14,622             38,232               45,534
Interest income                                    (2,290)              (3,012)            (9,905)             (10,229)
                                                 --------             --------         ----------           ----------

Earnings before income taxes                      202,296              218,847            314,568              315,186
Income tax expense                                (75,014)             (79,816)          (116,116)            (116,598)
                                                 --------             --------         ----------           ----------

NET INCOME                                       $127,282             $139,031         $  198,452           $  198,588
                                                 ========             ========         ==========           ==========
NET INCOME PER SHARE - BASIC                     $   1.73             $   1.91         $     2.70           $     2.74
                                                 ========             ========         ==========           ==========

NET INCOME PER SHARE - DILUTED                   $   .721             $   1.90         $     2.69           $     2.72
                                                 ========             ========         ==========           ==========

DIVIDENDS PER SHARE                              $   0.15             $   0.15         $     0.45           $     0.45
                                                 ========             ========         ==========           ==========

---------------------------
See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      SEPTEMBER 30      SEPTEMBER 30         DECEMBER 31
                                                                          2000              1999                1999
                                                                       (UNAUDITED)       (UNAUDITED)          (AUDITED)
                                                                       -----------       -----------          ---------
ASSETS

Cash and cash equivalents                                               $  201,865         $  211,061        $  237,812
Short-term investments                                                          --             10,812            91,626
Receivables, net                                                           639,141            570,690           421,796
Inventories                                                                313,387            277,182           288,200
Other current assets                                                        94,535             78,571            96,067
                                                                        ----------         ----------        ----------

Total current assets                                                     1,248,928          1,148,316         1,135,501

Property, plant and equipment (less accumulated depreciation
    and depletion of $1,372,216, $1,275,783 and $1,312,260)              1,877,984          1,561,997         1,618,319
Excess of cost over net tangible assets businesses acquired, net           365,218            350,403           335,464
Other assets                                                               254,142            209,870           214,962
                                                                        ----------         ----------        ----------

TOTAL ASSETS                                                            $3,746,272         $3,270,586        $3,304,246
                                                                        ==========         ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                $  440,555         $  399,081        $  411,677
Income taxes payable                                                        83,104             79,759            60,222
Short-term borrowings and current portion of long-term debt                293,611             86,194            38,344
                                                                        ----------         ----------        ----------

Total current liabilities                                                  817,270            565,034           510,243

Long-term debt                                                             695,977            737,286           719,781
Deferred income taxes                                                      128,338            111,716           118,699
Accrued post-retirement benefit cost                                       170,791            155,046           153,476
Other long-term liabilities                                                 80,681             66,134            79,163
                                                                        ----------         ----------        ----------

Total Liabilities                                                        1,893,057          1,635,216         1,581,362
                                                                        ----------         ----------        ----------

Common Equity
    Common Stock ($1.00 par value; authorized 150.0 million
    shares; issued 68.9, 68.4 and 68.7 million shares)                      68,911             68,442            68,686
    Exchangeable Shares (no par or stated value; authorized 24.3
    million shares; issued 4.5 million shares)                              34,397             32,865            32,957
Additional paid-in-capital                                                 700,633            691,489           697,324
Retained earnings                                                        1,189,113            958,498         1,023,736
Accumulated other comprehensive income (loss)                             (139,839)          (115,924)          (99,819)
                                                                        ----------         ----------        ----------

Total Shareholders' Equity                                               1,853,215          1,635,370         1,722,884
                                                                        ----------         ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $3,746,272         $3,270,586        $3,304,246
                                                                        ==========         ==========        ==========

-------------------------------
See Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        NINE MONTHS
                                                                      ENDED SEPTEMBER 30
                                                                -----------------------------
                                                                  2000                1999
                                                                ---------           ---------
CASH FLOWS FROM OPERATIONS

Net income                                                      $ 198,452           $ 198,588
Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation, depletion and amortization                      112,768             123,534
    Provision for bad debts                                         1,799               1,497
    Gain on sale of assets                                        (10,459)             (6,636)
    Accrued post-retirement benefit cost                            2,249               4,208
    Other noncash charges and credits, net                        (32,544)             (9,919)
    Net change in operating working capital                      (235,618)           (156,233)
                                                                ----------          ----------

NET CASH PROVIDED BY OPERATIONS                                    36,647             155,039
                                                                ----------          ----------

CASH FLOWS FROM INVESTING

    Capital expenditures                                         (326,777)           (214,008)
    Acquisitions                                                  (89,550)            (55,554)
    Redemptions of short-term investments, net                     91,626               6,258
    Proceeds from property, plant and equipment
      dispositions                                                 18,332              13,176
    Other                                                          (2,329)             13,179
                                                                ----------          ----------

NET CASH USED FOR INVESTING                                      (308,698)           (236,949)
                                                                ----------          ----------

CASH FLOWS FROM FINANCING

    Net increase in short-term and long-term borrowings
       (includes current portion)                                 272,002              24,516
    Issuance of equity securities, net                              3,116               3,747
    Dividends, net of reinvestments                               (13,992)            (18,838)
    Repurchase of common stock                                    (17,225)                 --
                                                                ----------          ----------

NET CASH PROVIDED BY FINANCING                                    243,901               9,425
                                                                ----------          ----------

Effect of exchange rate changes                                    (7,797)             12,408
                                                                ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (35,947)            (60,077)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD          237,812             271,138
                                                                ----------          ----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD              $ 201,865           $ 211,061
                                                                ==========          ==========

----------------------
See Notes to Condensed Consolidated Financial Statements.

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

2. The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 1999 Annual Report on Form 10-K.

3. Most of our markets are affected by seasonal, weather-related conditions. Therefore, you should not view our quarterly earnings as indicative of results to be expected for a full year or any other interim period.

4. We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At September 30, 2000 and 1999 and at December 31, 1999, our inventories consisted of the following (in thousands):


                                                          SEPTEMBER 30
                                                    ---------------------------     DECEMBER 31
                                                     2000               1999            1999
                                                    --------           --------        --------
       Finished products                            $159,191           $150,159        $154,567
       Work in process                                26,502             18,677          16,639
       Raw materials and fuel                         62,856             53,410          52,650
       Maintenance and operating supplies             64,838             54,936          64,344
                                                    --------           --------        --------

       TOTAL  INVENTORIES                           $313,387           $277,182        $288,200
                                                    ========           ========        ========

5.     Cash paid for interest and income taxes is as follows (in thousands):

                                                    NINE MONTHS
                                                  ENDED SEPTEMBER 30
                                            ----------------------------
                                              2000                1999
                                            --------           ---------
       Interest                             $ 34,989           $  33,205
       Income taxes (net of refunds)        $ 91,561           $  68,057 (a)

       --------------
       (a) Includes a refund of $23.4 million from the Internal Revenue Service.


6. Net income per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts) is as follows:

                                                          THREE MONTHS                             NINE MONTHS
                                                        ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                      -------------------------                -----------------------
                                                        2000             1999                    2000           1999
                                                      --------         --------                --------       --------
       BASIC CALCULATION
       Net income                                     $127,282         $139,031                $198,452       $198,588
                                                      ========         ========                ========       ========
       Weighted average number of
           shares outstanding                           73,657           72,740                  73,503         72,519
                                                      ========         ========                ========       ========
       Basic net income per share                     $   1.73         $   1.91                $   2.70       $   2.74
                                                      ========         ========                ========       ========


       DILUTED CALCULATION
       Net income assuming dilution                   $127,282         $139,031                $198,452       $198,588
                                                      ========         ========                ========       ========
       Weighted average number of
           shares outstanding                           73,657           72,740                  73,503         72,519

       Net effect of dilutive stock options
           based on the treasury stock method              154              372                     159            414
                                                      --------         --------                --------       --------
       Weighted average number of shares
           outstanding assuming full conversion
           of all potentially dilutive securities       73,811           73,112                  73,662         72,933
                                                      ========         ========                ========       ========
       Diluted net income per share                   $   1.72         $   1.90                $   2.69       $   2.72
                                                      ========         ========                ========       ========

       Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common equity share assumed the exercise of stock options, to the extent such conversion is dilutive, for all periods presented.

7.     Comprehensive income consists of the following (in thousands):

                                                THREE MONTHS                   NINE MONTHS
                                              ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                            ------------------------     -----------------------
                                              2000           1999           2000          1999
                                            --------        --------     --------       --------
       Net income                           $127,282        $139,031     $198,452       $198,588
       Foreign currency translation
          adjustments                        (15,433)          3,774      (40,020)        36,699
                                            --------        --------     --------       --------

       COMPREHENSIVE INCOME                 $111,849        $142,805     $158,432       $235,287
                                            ========        ========     ========       ========

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

       Operating segment information consists of the following (in millions):

                                                           THREE MONTHS                    NINE MONTHS
                                                        ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                      -----------------------      ----------------------------
                                                       2000             1999         2000                1999
                                                      ------           ------      --------            --------
       Net sales:
         Construction Materials
          Revenues from external customers            $500.6           $472.8      $1,122.1            $1,044.9
            Intersegment revenues                         .3              0.5            .3                 2.5
         Cement
           Revenues from external customers            359.0            357.2         842.7               804.7
           Intersegment revenues                        44.8             40.8         105.5                93.5
         Gypsum
           Revenues from external customers             32.5             42.3         109.2               112.8
           Intersegment revenues                        --                0.9          --                   0.9
       Eliminations                                    (45.1)           (42.1)       (105.7)              (96.9)
                                                      ------           ------      --------            --------

       TOTAL NET SALES                                $892.3           $872.4      $2,074.1            $1,962.4
                                                      ======           ======      ========            ========

       Earnings from operations:
           Construction Materials (a)                 $ 98.7           $ 95.0      $  144.3            $  135.2
           Cement (a)                                  132.8            139.5         242.9               230.5
           Gypsum (a)                                   (8.5)            12.1           1.8                32.2
           Corporate and other                          (8.9)           (16.2)        (46.1)              (47.4)
                                                      ------           ------      --------            --------
       Earnings before interest and income
          taxes                                        214.1            230.4         342.9               350.5
           Interest expense, net                       (11.8)           (11.6)        (28.3)              (35.3)
                                                      ------           ------      --------            --------

       EARNINGS BEFORE INCOME TAXES                   $202.3           $218.8      $  314.6            $  315.2
                                                      ======           ======      ========            ========

       (a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., income taxes, interest and foreign exchange gains and losses.

       Condensed consolidated geographic information consists of the following (in millions):

                                                           THREE MONTHS                 NINE MONTHS
                                                        ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                      ---------------------        ----------------------
                                                       2000            1999          2000           1999
                                                      ------         ------         ------         ------
       Net sales:
           United States                              $607.1         $612.4        $1,443.2      $1,390.5
           Canada                                      285.2          260.0           630.9         571.9
                                                      ------         ------        --------      --------

       TOTAL NET SALES                                $892.3         $872.4        $2,074.1      $1,962.4
                                                      ======         ======        ========      ========

       Earnings from operations:
           United States                              $136.0         $149.6        $  228.7      $  244.8
           Canada                                       78.1           80.8           114.2         105.7
                                                      ------         ------        --------      --------

       Total earnings from operations                  214.1          230.4           342.9         350.5
       Interest expense, net                           (11.8)         (11.6)          (28.3)        (35.3)
                                                      ------         ------        --------      --------

       EARNINGS BEFORE INCOME TAXES                   $202.3         $218.8        $  314.6      $  315.2
                                                      ======         ======        ========      ========

       Assets by operating segment consist of the following (in millions):

                                                      SEPTEMBER 30
                                                 -------------------------         DECEMBER 31
                                                  2000             1999               1999
                                                 --------         --------         -----------
       Construction Materials                    $1,360.9         $1,315.2          $1,239.1
       Cement                                     1,397.2          1,127.5           1,098.3
       Gypsum                                       248.4             94.1             125.1
       Corporate, Redland goodwill and other        739.8            733.8             841.7
                                                 --------         --------          --------

       TOTAL ASSETS                              $3,746.3         $3,270.6          $3,304.2
                                                 ========         ========          ========


9. In February 2000, we formed a joint venture with Rock-Tenn Company to produce gypsum paperboard liner. With full-scale production projected to commence in 2001, the joint venture intends to sell all of its production to our U.S. drywall plants.

       In late March 2000, we entered into an agreement with Ispat Inland Inc. to manage up to one million tons of blast furnace slag annually. Under the agreement, we are installing slag-processing equipment, including our patented technology, at Ispat Inland's East Chicago, Indiana steel plant. When the facility comes on line as expected in the spring of 2001, we intend to sell the processed slag into several core market segments.

       On June 30, 2000, we completed our acquisition of all the outstanding stock of Presque Isle Corporation, a Michigan-based company that operates one of the largest stone quarries in the U.S. The purchase price was approximately $56 million.

       On July 25, 2000, we announced an agreement to merge Kilmer Van Nostrand Co. Limited's ("KLN") wholly-owned subsidiary, The Warren Paving & Materials Group Limited ("Warren"), with our Construction Materials operations in Canada. Warren is Canada's largest privately held supplier of construction aggregate and a leader of asphalt and paving services, and has operations in five Canadian provinces. The transaction, in which a subsidiary of Lafarge Canada Inc. would acquire all of the outstanding shares of Warren, is valued at approximately Canadian $416 million. The acquisition would be financed through a combination of assumption of Warren's debt, cash and preferred shares. At closing, the subsidiary of Lafarge Canada Inc. would assume the existing debt of Warren and pay cash for a combined total of approximately Canadian $230 million, issuing preferred shares to KVN for the balance. Concurrently, KVN would buy a
       4.4 million stock purchase warrant of Lafarge Corporation with a 15-year term and a strike price of $29 per share. The transaction will make us one of the largest aggregate suppliers in North America, with over 100 million tons of production a year. Closing on the merger is subject to certain conditions, including Canadian regulatory review.

10. On April 17, 2000, the Ontario (Canada) Court (General Division) ruled against our subsidiary Lafarge Canada Inc. and other defendants in the 1992 lawsuit arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, flyash and cement used in defective footings, foundations and floors. The portion of the judgment attributed by the Court to Lafarge Canada Inc., net of insured amounts, represents approximately Canadian $9.9 million. Lafarge Canada Inc. has appealed this decision. We believe that our insurance coverage and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. In September 2000, a hearing was held before the Court as to whether a class should be certified in connection with the related 1999 class action, which previously had been stayed pending a decision in the 1992 lawsuit. The Court has yet to rule on certification of the class. Although the outcome of any legal proceedings related to the 1999 class action cannot be predicted with certainty, we believe that any liability which Lafarge Canada Inc. may incur arising from the 1999 class action will not have a material adverse effect on our financial condition.

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

       When we determine that it is probable that a liability for our environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of September 30, 2000, the liabilities recorded for the environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at September 30, 2000. However, we have concluded that the possibility of material liability in excess of the amount reported in the September 30, 2000 Condensed Consolidated Balance Sheet is remote.

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

11. On July 25, 2000, we announced a buyback program of our common stock over the following 18 months. The plan will allow us, at management's discretion, to buy back our common stock from time to time on the market or through privately negotiated transactions. At the same time, the Board of Directors of Lafarge Canada Inc. ("LCI") approved a complementary share repurchase program in Canada through a normal course issuer bid. The LCI program, which has been approved by Canadian regulatory authorities, will permit LCI to repurchase, at market price, over a one-year period beginning November 1, 2000, up to 365,000 of its exchangeable preference shares, representing slightly less than 10 percent of LCI's public float. In total, up to $100 million may be spent for share repurchases under the two programs. As of September 30, 2000, we have bought back approximately 698 thousand shares of common stock at an average cost of $24.68 per share.

12. We, and certain of our affiliates, Wachovia Bank, N.A. and certain of its affiliates, and certain banks entered into a Receivables Purchase Agreement and a related Receivable Sales Agreement pursuant to which we agreed to periodically pool and transfer certain of our accounts receivable to our special purpose subsidiary (the "SPS") which in turn will sell up to $200 million interests in them to a multi-seller receivables backed commercial paper conduit (the "Conduit") for which Wachovia serves as agent. Under the agreements, new receivables will be added to the pool as collections reduce previously sold receivables, and we will service, administer and collect the receivables on behalf of the SPS and the Conduit. On October 13, 2000, we completed the first monthly sale of receivables under the agreements, receiving $200 million in proceeds that we used to reduce our external borrowings. We anticipate that similar monthly sales will occur throughout the duration of the arrangement.

13. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of our adoption of SFAS No. 133 to no later than January 1, 2001. Certain provisions of SFAS No. 133 were subsequently further amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We are reviewing FAS No. 133 and its amendments and do not currently expect it to materially impact our financial condition or results of operations.

       In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are currently reviewing the provisions of SFAS No. 140 and do not expect our adoption to have a significant affect on our consolidated results of operations or financial position.

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

       Gypsum - produces and distributes gypsum drywall and related products.

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


THREE MONTHS ENDED SEPTEMBER 30, 2000

During the three months ended September 30, 2000, we had net income of $127.3 million, or $1.72 per share on a diluted basis. This compares with net income of $139.0 million, or $1.90 per diluted share, for the third quarter of 1999. Our U.S. operations reported operating income of $136.0 million, $13.6 million lower than 1999 mainly due to a reduction in our gypsum division's earnings. Canadian operations reported operating income of $78.1 million, $2.7 million lower than 1999 largely as a result of increased fuel and energy costs.

Net sales increased 2 percent to $892.3 million, up from $872.4 million in 1999. Net sales in the U.S. of $607.1 million declined 1 percent while net sales in Canada of $285.2 million increased 10 percent from last year. Ready-mixed concrete volumes remained flat while aggregate volumes increased 24 percent. Cement volumes declined 3 percent and gypsum wallboard volumes declined 1 percent.

CONSTRUCTION MATERIALS

Our construction materials operations earned $98.7 million, a 4 percent improvement from last year. Net sales of $500.9 million were 6 percent higher than 1999, reflecting an increase in aggregate shipments of 24 percent and higher ready-mixed concrete average selling prices of 3 percent. In the U.S., operating income of $56.5 million was 5 percent higher than 1999. Net sales declined 1 percent as a result of reduced ready-mixed concrete volumes and lower aggregate selling prices. Ready-mixed concrete volumes declined 5 percent mainly attributed to wet weather conditions and a weaker residential construction market in Denver and Kansas City. Aggregate volumes increased 30 percent mainly due to the acquisition of the Presque Isle quarry on Lake Huron that was acquired at the end of June. The acquisition of the Presque Isle quarry increased volumes 3.1 million tons or 25 percent. Ready-mixed concrete average selling prices increased 4 percent from 1999. Excluding the impact from the Presque

Isle acquisition, aggregate average selling prices remained flat when compared to the prior year, as changes in product mix offset implemented price increases. When including the impact of the lower average prices at the Presque Isle quarry, aggregate average selling prices declined 9 percent. In Canada, earnings of $42.2 million were 2 percent higher than 1999. Net sales in Canada were 15 percent higher than 1999 due to higher ready-mixed concrete and aggregate volumes and average selling prices. Ready-mixed concrete volumes in Canada increased 5 percent due to increased construction activity in Northern Alberta and project work in British Columbia partly offset by the lingering effects of concrete drivers' strike in Toronto this summer. Due to a strong market in Ontario and project work in Alberta and British Columbia, aggregate volumes in Canada increased 18 percent. Ready-mixed concrete and aggregate average selling prices increased 4 percent and 1 percent, respectively.

CEMENT

Our cement operations earned $132.8 million in the third quarter, a decline of $6.7 million from last year. The decline reflected a general softening of the U.S. economy as the quarter progressed and poor weather in some markets. Net sales increased 1 percent, reflecting a rise in net realization (delivered price per ton to customers less freight) of 2 percent and an increase in volumes of other cementious materials partly offset by a 3 percent decline in cement shipments. Our total clinker production volumes increased in most regions, with an overall increase of 36 thousand tons, or 1 percent. U.S. earnings from operations totaled $91.0 million, $2.1 million lower than last year. Net sales increased 1 percent despite the decline in shipments of 4 percent due to an increase in other cementious material sales and a 1 percent increase in net realization. Shipments in the U.S. declined 4 percent compared to 1999 due to a combination of wet weather during July and September and softer market demand in some areas. The Canadian earnings from operations were $41.8 million, $4.6 million lower than 1999. Net sales in Canada increased 2 percent primarily due to a 1 percent increase in shipments and a 5 percent escalation in net realization. Shipments increased due to strong sales in western Canada, which finished the quarter 8 percent ahead of last year, partly offset by a 4 percent decline in eastern Canada attributable to poor weather conditions. The benefits from the increase in net sales were more than offset by higher fuel and energy costs.

GYPSUM

Operating loss from our gypsum wallboard operations was $8.5 million, compared to operating profit of $12.1 million in 1999. The $20.6 million difference was due to several factors, including the steady decline in gypsum drywall prices from last year's peak levels; higher costs associated with starting up new drywall manufacturing plant in Silver Grove, Kentucky; costs associated with restructuring our Newfoundland plant; and higher paper and energy costs. Net sales decreased by 25 percent mainly due to a 1 percent reduction in sales volumes and a 33 percent reduction in selling prices net of freight. Not including drywall imports and shipments from the Kentucky facility, volumes declined 17 percent.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses increased by $8.5 million from 1999 mainly due to growth in our business, increased staffing, particularly in the human resource and strategic development functions, and costs associated with establishing a shared services center in our construction materials operations.

OTHER INCOME, NET

Other income, net increased by $6.0 million from 1999 due to a gain on sale of surplus land in Canada and an adjustment of our year-to-date pension income/expense.

INCOME TAXES

For the quarters ended September 30, 2000 and 1999, income tax expense was $75.0 million and $79.8 million, respectively, as a result of earnings from U.S. and Canadian operations. Our effective income tax rate was 37.1 percent in 2000 and
36.5 percent in 1999. In the third quarter of 1999, our effective income tax rate was impacted by a one-time positive adjustment related to a revision in our estimated annual effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000

Net income of $198.5 million, or $2.69 per diluted common equity share, compares with net income of $198.6 million, or $2.72 per diluted share, for the first nine months of 1999. Our U.S. operations reported operating income of $228.7 million, $16.1 million lower than 1999. In Canada, operating income was $114.2 million, $8.5 million better than 1999.

Net sales totaled $2.1 billion, a 6 percent increase over 1999 net sales. Ready-mixed concrete and aggregate volumes increased 4 percent and 14 percent, respectively. Cement shipments were 2 percent higher than 1999, while gypsum volumes decreased 2 percent.

CONSTRUCTION MATERIALS

Our construction materials operations earned $144.3 million, $9.1 million better than 1999. Net sales improved 7 percent. U.S. earnings were $89.9 million, $6.0 million better than 1999. U.S. net sales were up 4 percent. Ready-mixed concrete volumes increased 4 percent and aggregate volumes increased 17 percent. Ready-mixed concrete average selling prices increased 4 percent. Although price increases have been implemented, aggregate average selling prices decreased 4 percent due to changes in product and geographic mix. In Canada, earnings were $54.4 million, $3.1 million better than 1999. Canadian net sales were 12 percent greater, reflecting increases in ready-mixed concrete and aggregate volumes of 4 and 11 percent, respectively, and average selling prices of 3 percent and 2 percent, respectively.

CEMENT

Earnings from our cement operations were $242.9 million, $12.4 million better than last year due to increased shipments and higher net realized prices partly offset by increased fuel and energy costs. Overall, net sales improved by 6 percent. Clinker production increased 267 thousand tons, or 3 percent. In the U.S., earnings were $166.2 million, $7.7 million or 5 percent higher than 1999. U.S. net sales increased 5 percent due to a 1 percent increase in shipments, a 2 percent increase in net realized prices and an increase in other cementious materials sales. Earnings from Canadian operations of $76.7 million were $4.7 million better than 1999, with increased sales partly offset by higher fuel and energy costs. Canadian net sales increased by 8 percent, reflecting a 5 percent increase in shipments and a 3 percent increase in net realization.

GYPSUM

Our gypsum operations earned $1.8 million, $30.4 million lower than 1999 due to declining drywall prices, rising material costs, costs related to the startup of the new Silver Grove, Kentucky plant and additional related administrative costs. Selling prices have decreased 40 percent since December 1999, while average net selling price to customers for the nine month period was 8 percent lower. Shipments overall declined 2 percent. Shipments excluding our Kentucky facility and imports were down 8 percent.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses increased by $27.5 million from 1999 mainly due to growth in our business, costs related to strategic development projects, increased staffing, particularly in the human resource and strategic development functions, and costs associated with establishing a shared services center in our construction materials operations.

INCOME TAXES

Income tax expense was $116.1 million, $0.5 million lower than 1999. Our effective income tax rate was 36.9 percent in 2000 and 37.0 percent in 1999.


LIQUIDITY AND CAPITAL RESOURCES

We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At September 30, 2000, no amounts were outstanding under the facility. We are required to pay annual commitment fees of
0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

Net cash of $36.6 million was provided by operating activities in the first nine months of 2000 compared with net cash provided of $155.0 million in the same period in 1999. The decrease in cash provided by operations was primarily due to an increase in operating working capital from higher levels of receivables due to increased sales. Net cash used for investing activities in the nine-month period of 2000 totaling $308.7 million was $71.7 million more than the same period last year due to higher capital expenditures primarily attributable to the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants and the Sugar Creek, Missouri cement plant modernization and expansion and increased spending on acquisitions, partly offset by redemptions of short-term investments. In the first nine months of 2000, net cash provided by financing activities was $243.9 million, compared with $9.4 million in the same period in 1999. The increase was due to an increase in short-term and long-term borrowings.

During the first nine months of 2000, the most significant uses of cash were capital expenditures of $326.8 million, net change in operating working capital of $235.6 million and acquisitions of $89.6 million. The most significant source of funds was a net increase in short-term and long-term borrowings of $272.0 million and net redemptions of short-term investments of $91.6 million. This compares with capital expenditures of $214.0 million, net increase in operating working capital of $156.2 million, acquisitions of $55.6 million, a net increase in short-term and long-term borrowings of $24.5 million and net redemptions of short-term investments of $6.3 million.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $850 million to $900 million in 2000.

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


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of our business; national and regional economic conditions in the U.S. and Canada; Canadian currency fluctuations; the seasonality of our operations; the levels of construction spending in major markets; supply/demand structure of our industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of this date, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        Exhibit
        Number          Description
        -------         -----------
        10.1            Receivables Purchase Agreement dated as of October 13,
                        2000 among Sierra Bay Receivables, Inc., as Seller,
                        Lafarge Corporation, as Initial Servicer, Blue Ridge
                        Asset Funding Corporation, The Liquidity Banks From
                        Time To Time Party Hereto and Wachovia Bank, N.A. as
                        Agent.

        10.2            Receivables Sale Agreement dated as of October 13,
                        2000 among Lafarge Corporation and Certain of Its
                        Subsidiaries, as Originators, and Sierra Bay
                        Receivables, Inc., as Buyer.

        27              Financial Data Schedule

   (b)  Reports on Form 8-K.

        We did not file any reports on Form 8-K during the quarterly period ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LAFARGE CORPORATION



Date: November 9, 2000                       By:  /s/ Larry J. Waisanen
                                                  ------------------------
                                                  Larry J. Waisanen
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number               Description
-------              -----------

10.1                 Receivables Purchase Agreement dated as of October 13,
                     2000 among Sierra Bay Receivables, Inc., as Seller,
                     Lafarge Corporation, as Initial Servicer, Blue Ridge
                     Asset Funding Corporation, The Liquidity Banks From Time
                     To Time Party Hereto and Wachovia Bank, N.A. as Agent.

10.2 Receivables Sale Agreement dated as of October 13, 2000 among Lafarge Corporation and Certain of Its
                     Subsidiaries, as Originators, and Sierra Bay Receivables,
                     Inc., as Buyer.

27                   Financial Data Schedule