Form 10-Q/A
period 2000-09-30
LAFARGE CORP
filed 2000-11-13
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


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

         Lafarge Corporation hereby amends its Quarterly Report on Form 10Q for the quarter ended September 30, 2000 initially filed with the Securities and Exchange Commission on November 9, 2000 by amending Item 1. of Part I to correct a typographical error in reporting "Net Income Per Share - Diluted" within the Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2000. The information reported below is made as of the date of the original filing.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      LAFARGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              THREE MONTHS                                 NINE MONTHS
                                           ENDED SEPTEMBER 30                           ENDED SEPTEMBER 30
                                       ----------------------------               ---------------------------
                                           2000             1999                     2000             1999
                                       -------------     ----------               -----------      ----------
NET SALES                               $ 892,254        $ 872,416                $2,074,050       $1,962,411
                                        ----------       ----------               -----------      -----------

Costs and expenses

Cost of goods sold                        619,307          585,434                 1,535,712        1,440,661
Selling and administrative                 67,575           59,105                   197,708          170,213
Amortization of goodwill                    4,230            4,388                    12,700           13,221
Other income, net                         (12,918)          (6,968)                  (14,965)         (12,175)
                                        ----------       ----------               -----------      -----------

Earnings from operations                  214,060          230,457                   342,895          350,491

Interest expense                           14,054           14,622                    38,232           45,534
Interest income                            (2,290)          (3,012)                   (9,905)         (10,229)
                                        ----------       ----------               -----------      -----------

Earnings before income taxes              202,296          218,847                   314,568          315,186
Income tax expense                        (75,014)         (79,816)                 (116,116)        (116,598)
                                        ----------       ----------               -----------      -----------

NET INCOME                              $ 127,282        $ 139,031                $  198,452       $  198,588
                                        =========       ==========                ==========       ==========

NET INCOME PER SHARE - BASIC            $    1.73        $    1.91                $     2.70       $     2.74
                                        =========        =========                ==========       ==========

NET INCOME PER SHARE - DILUTED          $    1.72        $    1.90                $     2.69       $     2.72
                                        =========        =========                ==========       ==========

DIVIDENDS PER SHARE                     $    0.15        $    0.15                $     0.45       $     0.45
                                        =========        =========                ==========       ==========

---------------------------
See Notes to Condensed Consolidated Financial Statements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LAFARGE CORPORATION



Date: November 13, 2000                     By:  /s/ Larry J. Waisanen
                                                 ---------------------
                                                Larry J. Waisanen
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)