Form 10-K
period 2000-12-31
LAFARGE CORP
filed 2001-04-02
CIK 716783

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-11936

                      ------------------------------------

                              LAFARGE CORPORATION

          INCORPORATED IN MARYLAND                  I.R.S. EMPLOYER IDENTIFICATION NO.
       12950 WORLDGATE DR., SUITE 500                           58-1290226
           HERNDON, VIRGINIA 20170
               (703) 480-3600

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                  -----------------------------------------
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

     The aggregate market value of the voting stock held by nonaffiliates of the company at March 12, 2001 was $1,057,231,000.

     There were 67,614,235 shares of Common Stock and 4,457,239 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of March 12, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LAFARGE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Executive Officers of the Company...........................   23
Item 2.   Properties..................................................   25
Item 3.   Legal Proceedings...........................................   25
Item 4.   Submission of Matters to a Vote of Security Holders.........   27

                                  PART II
Item 5.   Market for our Common Equity and Related Stockholder
          Matters.....................................................   27
Item 6.   Selected Consolidated Financial Data........................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   29
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   44
Item 8.   Financial Statements and Supplementary Data.................   45
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   76
Item 11.  Executive Compensation......................................   76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   76
Item 13.  Certain Relationships and Related Transactions..............   76

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   77
          Signatures..................................................   81

                           FORWARD-LOOKING STATEMENTS

     Statements we make in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") which are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- the cyclical nature of our business

- national and regional economic conditions in the U.S. and Canada

- Canadian currency fluctuations

- the seasonality of our operations

- levels of construction spending in major markets

- the supply/demand structure of our industry

- competition from new or existing competitors

- unfavorable weather conditions during peak construction periods

- changes in and implementation of environmental and other governmental regulations

- our ability to successfully identify, complete and efficiently integrate acquisitions

- our ability to successfully penetrate new markets

     In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

     Throughout this discussion, when we refer to Lafarge, us, we or our, we mean Lafarge Corporation and its subsidiaries. Our executive offices are located at 12950 Worldgate Drive, Suite 500, Herndon, Virginia 20170, and our telephone number is (703) 480-3600.

                                     PART I

ITEM 1.  BUSINESS

  Who are we?

     Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of construction materials. We provide the construction industry with a full range of aggregate, concrete and concrete products, asphalt, cement and cementitious materials and gypsum drywall that build your world.

     We have approximately 900 operations doing business in most states and throughout Canada where we conduct our business through our subsidiary, Lafarge Canada Inc. Our products are used in roads, hospitals, department stores, sports stadiums, banks, museums, high-rise apartments, amusement parks, swimming pools and bridges on which the world depends. In 2000, we generated net sales of $2.8 billion and we shipped 93.6 million tons of aggregate, 10.7 million cubic yards of ready-mixed concrete, 14.1 million tons of cement and 898 million square feet of gypsum drywall.

     Our geographic and product diversity, although essential to increasing and maintaining our leadership in the industry, is only part of Lafarge. The other essential part of our business is the more than 14,000 people we employ. Our employees provide customers with technical, engineering, research and customer service support to create, use and implement special types and applications of our products to meet specified structural and stringent environmental demands.

  How are we organized; what do we make?

     Our business is organized into three operating segments, Construction Materials, Cement and Cementitious Materials and Lafarge Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies.

     - Construction Materials

        - Produces and supplies aggregate (crushed stone, sand and gravel);

        - Produces and supplies ready-mixed concrete, concrete products and asphalt; and

        - Provides road paving and construction services.

     - Cement and Cementitious Materials

        - Produces and distributes Portland and specialty cements;

        - Distributes cementitious materials such as fly ash, slag and silica fume; and

        - Processes fuel-quality waste and alternative raw materials for cement kilns.

     - Lafarge Gypsum

        - Produces and distributes a full line of gypsum drywall products for commercial and residential construction.

     You may evaluate the financial performance of each of our segments by reviewing "Management's Discussion of Income" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Part II, Item 7 of this Annual Report and the "Notes to Consolidated Financial Statements -- Segment and Related Information" in Financial Statements and Supplementary Data set forth under Part II, Item 8 of this Annual Report, which are incorporated herein by reference.

  What is the Lafarge Group?

     We are part of the Lafarge Group, which includes Lafarge S.A. and its consolidated subsidiaries. Lafarge S.A., a French Company, and its affiliates hold approximately 54 percent of our common stock. The Lafarge Group is the world leader in building materials, holding top-ranking positions in its four divisions: Cement; Aggregates and Concrete; Roofing; and Gypsum. The Lafarge Group employs approximately 66,000 people in 71 countries. In 2000, the Lafarge Group generated sales in excess of $11 billion.

     Among other things, the Lafarge Group provides marketing, technical, research and development and managerial assistance to us. For example, the Lafarge Group's 30-year experience in the gypsum business and building new plants around the world supported our entry into the gypsum industry.

  How our Company developed

1956  Our majority shareholder, Lafarge S.A., entered the North
      American cement market by building a cement plant in Richmond, British Columbia and forming Lafarge Cement North
      America.
1970  Lafarge S.A. acquired Canada Cement Company (now Lafarge
      Canada Inc., our Canadian subsidiary), already Canada's largest cement producer.
1974 Lafarge Canada entered the U.S. market through a joint venture to operate three U.S. cement plants.
1977 Although the joint venture terminated, we were incorporated in Maryland in 1977 as Citadel Cement Corporation of
      Maryland and operated two of the three U.S. cement plants.
1981  Lafarge Canada acquired the common stock of General Portland
      Inc., the second largest cement producer in the U.S. at that time.
1983 A corporate reorganization established us as the parent of Lafarge Canada and General Portland. We completed our initial public offering of Common Stock.
1986 We acquired National Gypsum's Huron Cement Division, consisting of the Alpena, Michigan cement plant (North
      America's largest cement plant), 13 inland cement terminals and several Great Lakes distribution facilities. We also acquired Systech Environmental Corporation, which processes fuel-quality waste and alternative raw materials for use in our cement kilns.

1989 We acquired 32 plant facilities in five states and mineral reserves from Standard Slag Holding Company, significantly expanding our construction materials operations in the U.S.
1991 We acquired three cement plants, 15 cement terminals, two quarries and more than 30 ready-mixed concrete and aggregate operations in the Mississippi River Basin when we acquired
      Missouri Portland Cement Company and Davenport Cement
      Company.
1993 We divested our Alabama cement assets and implemented new organizational structures in cement and construction materials to improve efficiency of our operations.
1994  We divested our Texas assets.
1995 We acquired National Portland Cement's 600,000 ton capacity cement grinding plant in Port Manatee, Florida.
1996 We entered the North American gypsum market when we bought two gypsum drywall plants located in Buchanan, New York and Wilmington, Delaware, creating our new operating segment, Lafarge Gypsum.
1997 We began work on new state-of-the-art cement manufacturing plants to replace existing facilities in Richmond, British
      Columbia and Sugar Creek, Missouri. The Richmond plant, completed in 1999, increased annual clinker production capacity from approximately 600,000 tons to 1.1 million tons. The Sugar Creek plant and underground limestone mine, expected to be fully operational in the latter half of 2001, should have a rated capacity of 900,000 tons of cement a year.
1998 We finalized the largest acquisition in our history when we bought the construction materials businesses of Denver, Colorado based Western Mobile, Inc.; Redland Genstar Inc. of
      Towson, Maryland; and the Ontario and New York based aggregate operations of Redland Quarries Inc. from Lafarge
      S.A. for $690 million. This acquisition, which we refer to as Redland, made Lafarge the largest diversified supplier of construction materials in North America. We also acquired a cement plant in Seattle, Washington, two cement distribution facilities (one of which we subsequently sold) and a limestone quarry in British Columbia from Holnam, Inc.
      Finally, we announced a definitive agreement to acquire
      Atlantic Group Limited, a Newfoundland gypsum drywall manufacturing plant and Atlantic Gypsum Resources, Inc., a Newfoundland gypsum quarry.
1999 We began construction of a state-of-the-art drywall manufacturing plant in Silver Grove, Kentucky. With an estimated annual capacity of 900 million square feet of drywall, the new plant, completed in June 2000, is the biggest single-line production facility in the U.S. The plant was built to satisfy 100 percent of its primary raw material requirements by using recycled materials, including reclaimed paper and synthetic gypsum. We also broke ground on an almost identical drywall manufacturing plant in Palatka, Florida, which became operational in January 2001.
2000 We acquired the Presque Isle Corporation, a Michigan-based quarry operation. We also completed a merger with the Warren
      Paving & Materials Group, at the time Canada's largest privately held supplier of construction aggregate. The
      Warren merger added 23 aggregate operations and 55 asphalt plants in British Columbia, Alberta, Saskatchewan, Ontario and Quebec. These acquisitions added 2 billion tons of aggregate reserves and over 25 million tons of annual sales volume.

  What were our acquisitions and capital improvements in 2000?

     On June 30, 2000, we completed our acquisition of all the outstanding stock of Presque Isle Corporation, a Michigan-based company that operates one of the largest stone quarries in the U.S. The purchase price was approximately $56 million.

     In late December 2000, we completed a merger of Kilmer Van Nostrand Co. Limited's wholly-owned subsidiary, the Warren Paving & Materials Group Limited ("Warren"), with our construction materials operations in Canada. Warren is a supplier of construction aggregate and provides asphalt and paving services in five Canadian provinces. The transaction, in which a subsidiary of Lafarge Canada Inc. acquired all of the outstanding shares of Warren for cash, preferred stock and a note, was valued at $260 million. In conjunction with the transaction, Kilmer Van Nostrand purchased from us a warrant to acquire
4.4 million shares of our common stock at $29.00 a share. Consideration for the warrant totaled Canadian $21,637,000.

     Our business is relatively capital-intensive. During the three-year period ended December 31, 2000, our capital expenditures approximated $972 million, principally for the construction of new facilities and the modernization or replacement of existing equipment. Of this amount, Construction Materials, Cement and Lafarge Gypsum expended approximately 26 percent, 50 percent and 20 percent, respectively. During the same period, excluding Redland which was financed by the issuance in July 1998 of $650 million in public debt, we also invested approximately $527 million in various acquisitions that expanded our market and product lines. Of this amount, Construction Materials, Cement and Lafarge Gypsum expended approximately 81 percent, 17 percent and 2 percent, respectively. During the three-year period ended December 31, 2000, operating cash flows and divestment proceeds totaled $1.36 billion.

     In 2000, operating cash flows and divestment proceeds totaled $517 million, while investments (capital expenditures and acquisitions), reached $674 million. During 2000, Lafarge's proceeds from the sale of non strategic assets, surplus land and other miscellaneous items totaled $29.1 million.

     In 2001, we expect capital expenditures to total approximately $400 to $450 million, excluding acquisitions. We intend to invest in projects that maintain or improve the performance of our plants, as well as in acquisition opportunities that will enhance our ability to compete. The 2001 capital expenditures will include portions of the gypsum drywall plant in Florida that we completed in early 2001. This plant has the capacity to produce 900 million square feet of drywall a year by using recycled materials and synthetic gypsum. In addition, we expect our 2001 capital expenditures to include amounts spent on the $170 million cement plant and underground limestone mine in Sugar Creek, Missouri. This plant is expected to become operational in the second half of 2001.

  What is our business strategy?

     Our core business strategy is to be defined by four fundamental elements -- growth and development, operational excellence, commitment to change and teamwork.

- GROWTH AND DEVELOPMENT, both through acquisitions and internal development, is one of our highest priorities. In 2000, we strengthened our competitive position through acquisitions and capital improvements in each of our three segments: Construction Materials, Cement and Lafarge Gypsum. These acquisitions and capital improvements are discussed previously in this Annual Report under "What were our acquisitions and capital improvements in 2000?"

          These actions and other internal developments (described in the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this Annual Report) have changed our financial structure appreciably. Our ratio of long-term debt to total capitalization has decreased from 30 percent at the end of 1998 to 26 percent in 1999 and 22 percent in 2000, levels well within our internal target range.

          Our basic objective is to maintain a strong balance sheet with sufficient flexibility to capitalize on opportunities when they arise. We continue to pursue opportunities, particularly in aggregate and related activities. It is worth noting that the less cyclical aggregate and related businesses accounted for nearly 30 percent of our revenue stream in 2000, 1999 and 1998.

- OPERATIONAL EXCELLENCE encompasses the range of programs we have established for manufacturing efficiency, cost control and continuous improvement.

          Our vision of operational excellence includes common operating models, the rigorous application of best business practices and the implementation of management information systems to improve our operating performance. These types of programs remain priorities for all of our product lines and are supported at the corporate level through our Corporate Technical Services Department for the Cement segment and our Business Performance Department in the Construction Materials segment. In 2000, we also developed a comprehensive management development training program for our construction materials business. This strategic and operationally focused program is expected to result in better business decisions and improved operations.

-   COMMITMENT TO CHANGE provides a third pathway to superior performance.

          Based on our success with the Cement Shared Services Center we created in 1999, we opened a new Financial Services Center in 2000 to provide low-cost, high-volume accounting and transaction services for our Construction Materials segment. Previously, these services were performed in regional construction materials offices.

          Perhaps one of our most important changes is our current implementation of Economic Value Added (EVA(TM)) as a management tool to help us measure and capture value. Training programs and communications targeted at all managers were intensified in 2000 in preparation for expanding this concept in 2001. Following the Lafarge Group's lead, we will use EVA(TM) as one measurement tool for incentive compensation.

          We prudently advanced our efforts in e-business throughout 2000. We established a multi-disciplinary e-business team to define an enterprise-wide e-business strategy. Over the past year, this team has worked on numerous solutions, including an e-commerce site, e-procurement solutions and an online industry marketplace.

- TEAMWORK is the final element that guides how we will plan and execute our core business strategy.

          There is a clear competitive advantage associated with being a large company, but only if we can capitalize on synergies between our three operating segments. This requires communications, collaboration and teamwork. For example, purchasing activities that were once highly decentralized are now coordinated across product lines, leveraging the buying power of a $2.8 billion company so we can achieve substantial, permanent savings.

          Our goal is to create an atmosphere of common business values, in which employees are constantly looking for opportunities and risks that may impact not just their business but other Lafarge product lines or geographic areas as well.

THE CONSTRUCTION MATERIALS SEGMENT

  Who are we?

     We became one of the largest producers of aggregate in North America after our 1998 acquisition of more than 100 aggregate, road paving, concrete and other operations that were once part of the UK-based Redland PLC group. This acquisition gave us leading market positions in the western mountain states and Maryland, plus operations that complemented existing businesses in New York and southwestern Ontario. It also increased our sales of aggregate by approximately 75 percent at that time. Our merger in late 2000 with the Warren Paving & Materials Group makes us the largest asphalt and paving operator in Canada.

     Our U.S. construction materials operations are located primarily in Colorado, New Mexico, Kansas, Louisiana, Missouri, Ohio, Maryland, Pennsylvania, West Virginia, Wisconsin and Michigan. In Canada, we are the largest producers of concrete-related building materials. We are the only producer of ready-mixed concrete and construction aggregate in Canada with operations extending from coast to coast. Our operations include ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants. During 2000, our Construction Materials segment accounted for 56 percent of consolidated net sales, after the elimination of intracompany sales, and 41 percent of consolidated gross profit.

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

     In the U.S., we own or have a majority interest in approximately 250 construction materials locations at December 31, 2000, including:

     - 90 construction aggregate facilities, of which 50 percent are in Colorado, 17 percent in Ohio and the remainder in Missouri, Maryland, Michigan, New Mexico, New York, Pennsylvania, Wisconsin, and West Virginia;

     - 90 ready-mixed concrete plants, with 31 percent of the plants located in Colorado, with lesser concentrations in Maryland, Missouri, Louisiana, New Mexico and Wisconsin; and

     - 40 asphalt facilities concentrated in Colorado and New Mexico with the remaining plants in Maryland, New York and Missouri.

     We owned or had a majority or joint interest in approximately 550 construction materials facilities in Canada at December 31, 2000, including:

     - 240 construction aggregate facilities, approximately 39 percent of which are located in Ontario, while the others are located throughout Alberta, Quebec, British Columbia, Saskatchewan, Nova Scotia, Manitoba and New Brunswick;

     - 180 ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 44 percent of the plants are located), Alberta, Quebec and British Columbia and to a lesser extent in New Brunswick, Nova Scotia, Saskatchewan and Manitoba; and

     - 90 asphalt facilities concentrated primarily in Ontario with the remainder in British Columbia, Alberta, Quebec, Nova Scotia, Saskatchewan and New Brunswick.

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

     We own the majority of our aggregate quarries and pits, as well as our facilities for production of ready-mixed concrete. We believe our aggregate reserves are adequate at current production levels. Moreover, even where our reserves are lower, we believe that new sources of aggregate would be available and obtainable without significant interruption to our business.

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

     The states in which we had our most significant U.S. sales of construction materials in 2000 were Colorado, New Mexico and Maryland. Other states in which we had significant sales of construction materials included: Missouri, Ohio, Louisiana and Wisconsin. In Canada, we had our most significant sales of construction materials in Ontario, Alberta, British Columbia and Quebec.

     In 2000, no single unaffiliated customer accounted for more than 10 percent of our construction material sales.

  How do we distribute products to our customers?

     The cost to transport aggregate, ready-mixed concrete and concrete products is high, and consequently, producers are typically limited to market areas within 100 miles of their production facilities. We primarily utilize trucks and railroads to transport aggregate and concrete products to our customers. For our aggregate operations located on the Great Lakes and the west coast, we can also take advantage of the relatively low cost of waterborne transportation.

  How do changes in the seasons and weather affect our business?

     Demand for aggregate, ready-mix concrete and concrete products is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set fourth in "Notes to Consolidated Financial Statements -- Quarterly Data (unaudited)" in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report, which is incorporated herein by reference.

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

     Demand for both aggregate and ready-mixed concrete depends largely on regional levels of construction activity. Both the aggregate and concrete industries are highly fragmented, with numerous participants operating in localized markets. Both aggregate and concrete products are sold in competition with offerings by other suppliers of the same product and with substitute products. The size of the market area for an aggregate quarry and a ready-mixed concrete plant is similar; therefore, the ability to compete is limited by the relatively high cost of truck and rail transportation compared with the value of the product. Proximity to customers is an important criterion. Most sales of ready-mixed concrete and aggregate are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their immediate requirements. In addition to price, we compete on the basis of service and reliability.

  Customer Orders

     Our sales of ready-mixed concrete and aggregate do not typically involve long-term contractual commitments. In addition, we believe our reserves of aggregate and inventories of products are sufficient to fill customer orders in the normal course of business.

THE CEMENT AND CEMENTITIOUS MATERIALS SEGMENT

  Who are we?

     We are the largest cement manufacturing company in Canada and the third largest in the U.S., and we operate North America's broadest cement distribution system by truck, rail, barge and lake freighter. Our Cement segment was formed by combining several prominent North American cement companies -- Canada Cement Lafarge, General Portland, National Gypsum's Huron Cement division and the Missouri Portland and Davenport Cement companies.

     In 2000, cement net sales increased 1 percent to $1.2 billion while operating profit decreased 1 percent to $318 million. During 2000, cement accounted for 39 percent of our consolidated net sales, after the elimination of intracompany sales, and 58 percent of consolidated gross profit.

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

     In addition, our wholly-owned subsidiary, Systech Environmental Corporation, processes industrial hazardous and non-hazardous waste for use as fuel substitutes for coal, natural gas and petroleum coke used in heating cement kilns. Substitute fuels preserve natural resources and manage selected waste materials, while at the same time reducing fuel cost for manufacturing cement. At December 31, 2000, Systech had waste processing and storage facilities at two of Lafarge's U.S. cement plants, having closed a facility at one plant during the year. Systech processed approximately 54 million gallons of supplemental fuel in 2000 at these cement plants. Waste-derived fuels supplied by Systech constituted approximately 9 percent of all fuel used in our cement operations during 2000.

     Another wholly-owned subsidiary, Mineral Solutions Inc., manages and markets fly ash, a coal combustion product residue produced by coal burning, electricity generating plants. One use of fly ash is as a cement supplement (replacing a portion of the Portland cement) to enhance the performance of concrete used in large construction projects such as high-rise buildings, bridges and parking garages. Mineral Solutions is a leading North American supplier of fly ash.

     We include the financial results of Systech and Mineral Solutions in Cement's financial results.

  How is cement made?

     Processed cement was discovered by Joseph Aspdin in 1824 and was called "portland cement" because it resembled a gray stone mined from the island of Portland off the coast of England. People often confuse cement with concrete. Cement is a fine powder that is the principle strength-giving and property-controlling component of concrete. Concrete is a mixture of cement, aggregate and water that hardens to form a building material used for everything from sidewalks to skyscrapers.

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

        - next, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln (this may be done by either a wet or dry process);

        - in the wet process, the materials are mixed with water to form "slurry," which is heated in kilns, forming hard pellets called "clinker";

        - in the more fuel efficient dry process, clinker is formed by heating the dry raw materials directly without adding water;

        - in the preheater process, which provides further fuel efficiencies, dry raw materials are preheated by air exiting the kiln, starting the chemical reaction prior to entry of the materials into the kiln;

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

  Where is our cement made?

     Our U.S. plants are primarily concentrated in the central and midwestern states, extending from the northern Great Lakes southward along the Mississippi River system. We are the only cement producer serving all regions of Canada. At December 31, 2000, we operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 13.3 million tons consisting of 6.0 million tons in Canada and 7.3 million tons in the U.S. We also operated two cement grinding facilities.

     The Canadian Portland Cement Association's "Plant Information Summary" report which was prepared as of December 31, 1999, the most recent date for which information is available, shows that Lafarge Canada's capacity is the largest of the cement companies in Canada and represented approximately 36 percent of the total active industry clinker production capacity in Canada.

     A similar report for the U.S. prepared as of December 31, 1999, shows that our operating cement manufacturing plants in the U.S. accounted for an estimated 8 percent of total U.S. active industry clinker production capacity.

     The following table indicates the location, types of process and rated annual clinker production capacity (based on management's estimates) of each of our operating cement manufacturing plants at December 31, 2000. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant's cement production capacity is greater than its clinker production capacity.

                  RATED ANNUAL CLINKER PRODUCTION CAPACITY OF
                          CEMENT MANUFACTURING PLANTS
                                (IN SHORT TONS)*

                 U.S. PLANTS
----------------------------------------------
                                      CLINKER
      LOCATION         PROCESS       CAPACITY
      --------         -------       ---------
Paulding, OH.........    Wet           470,700
Fredonia, KS.........    Wet           411,400
Whitehall, PA........    Dry***        785,000
Alpena, MI...........    Dry         2,354,000
Davenport, IA........    Dry**       1,055,600
Sugar Creek, MO......    Dry           517,500
Joppa, IL............    Dry***      1,172,900
Seattle, WA..........    Wet           420,000
                                     ---------
  Total Capacity..............       7,187,100
                                     =========
  Total 2000 clinker
     production...............       6,877,000
                                     =========
  2000 production as a
     percentage of total
     capacity.................              96%
                                     =========

               CANADIAN PLANTS
----------------------------------------------
                                      CLINKER
      LOCATION         PROCESS       CAPACITY
      --------         -------       ---------
Brookfield, N.S......    Dry           516,300
St-Constant, QUE.....    Dry         1,046,300
Bath, ONT............    Dry***      1,085,000
Woodstock, ONT.......    Wet           560,200
Exshaw, ALTA.........    Dry**       1,279,900
Kamloops, B.C........    Dry           211,000
Richmond, B.C........    Dry**       1,102,300
                                     ---------
  Total Capacity..............       5,801,000
                                     =========
  Total 2000 clinker
     production...............       5,056,000
                                     =========
  2000 production as a
     percentage of total
     capacity.................              87%
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

     The land, quarry, buildings and construction in progress related to the cement plant that we are building in Sugar Creek, Missouri are being leased from the City of Sugar Creek, Missouri pursuant to a Chapter 100 bond financing. The lease expires in 2020 and contains provisions that automatically transfer ownership of the leased facilities to Lafarge at the end of the lease term.

     We believe that each of our cement manufacturing plants is in satisfactory operating condition.

     At December 31, 2000, we owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Montreal East, Quebec; Superior, Wisconsin and Port Manatee and Tampa, Florida. After being shutdown for several years, the Montreal East grinding plant was retrofitted in 2000 and is now used as a slag grinding facility. The Fort Whyte grinding plant was shutdown in 1994; furthermore, the Edmonton and Superior grinding plants have been shutdown for several years because cement grinding has not been cost effective at these locations. The shutdown plants were used during 2000 for the storage of cement. The Port Manatee and Tampa plants include facilities for receiving clinker and cement by water. We also own clinker- producing plants that have been shutdown in Havelock, New Brunswick and Fort Whyte, Manitoba.

  The significance of fuel in making cement

     Fuel represents a significant portion of the cost of manufacturing cement. We place special emphasis on becoming, and have become, more efficient in our sourcing and use of fuel. In general, dry process plants consume significantly less fuel per ton of output than do wet process plants. At December 31, 2000, approximately 90 percent and 82 percent of our clinker production capacity in Canada and the U.S., respectively, used the dry process. The Portland Cement Association estimates that approximately 93 percent of the Canadian industry's capacity and approximately 75 percent of the U.S. cement industry's clinker capacity utilizes dry process technology.

     As an additional means of reducing energy costs, most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels. Our Exshaw, Alberta cement plant is not currently equipped to convert from natural gas fuel, and we consequently suffered from the high gas costs in 2000. We have begun a fuel flexibility project at this plant to enable it to convert to coal, which we expect to complete by the end of 2001.

     Our use of fuel-quality waste supplied by Systech Environmental Corporation also has resulted in substantial fuel cost savings. At December 31, 2000, we used fuel-quality waste materials obtained and processed by Systech as fuel at two of our U.S. cement plants. Fuel-quality waste supplied by Systech constituted approximately 9 percent of the fuel used by us in all of our cement operations during 2000.

     Our two U.S. cement plants which utilize fuel-quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations. See "Environmental Matters -- Resource Conservation and Recovery Act -- Boiler and Industrial Furnaces Regulations" in this Item 1 of the Annual Report for further discussion regarding the RCRA and BIF regulations.

     The following table shows the possible alternative fuel sources for our cement manufacturing plants in the U.S. and Canada at December 31, 2000.

               PLANT LOCATION                                      FUELS
               --------------                  ---------------------------------------------
U.S.:
     Paulding, Ohio..........................  Coal, Coke, Fuel-Quality Waste
     Fredonia, Kansas........................  Coal, Fuel-Quality Waste, Natural Gas, Coke
     Whitehall, Pennsylvania.................  Coal, Oil, Coke, Tire Derived Fuel
     Alpena, Michigan........................  Coal, Coke, Natural Gas
     Davenport, Iowa.........................  Coal, Coke
     Sugar Creek, Missouri...................  Coal, Coke, Natural Gas
     Joppa, Illinois.........................  Coal, Coke, Natural Gas
     Seattle, Washington.....................  Natural Gas, Coal, Coke, Waste Oil
Canada:
     Brookfield, Nova Scotia.................  Coal, Oil, Fuel-Quality Waste
     St-Constant, Quebec.....................  Natural Gas, Oil, Coke, Pitch Fuel, Tire
                                               Derived Fuel
     Bath, Ontario...........................  Natural Gas, Coke, Coal
     Woodstock, Ontario......................  Natural Gas, Coal, Coke, Oil
     Exshaw, Alberta.........................  Natural Gas
     Kamloops, British Columbia..............  Natural Gas, Coal, Coke
     Richmond, British Columbia..............  Natural Gas, Coke, Coal Tailings, Bio Gas

  Who buys our cement?

     We sell cement to several thousand unaffiliated customers. Our primary customers are:

        - manufacturers of ready-mixed concrete and other concrete products

        - contractors throughout Canada and in many areas of the U.S.

     The states in which we had the most significant U.S. sales in 2000 were Michigan and Florida. Other states in which we had significant sales included:
Wisconsin, Ohio, Minnesota, Washington, Louisiana, Illinois, Iowa, New York, Missouri, Indiana, Kansas, North Dakota, Pennsylvania, Tennessee and Nebraska.

     In Canada, we made our most significant sales of cement in Alberta and Ontario, which together accounted for approximately 51 percent of our total Canadian cement shipments in 2000. Other provinces in which we had significant sales included British Columbia and Quebec. Approximately 37 percent of our cement shipments in Canada were made to affiliates.

     No single unaffiliated customer accounted for more than 10 percent of our consolidated sales during 2000, 1999 or 1998.

  How do we distribute products to our customers?

     At December 31, 2000, our U.S. sales offices were located in Palmetto, Florida; Davenport, Iowa; Lansing, Michigan; Independence, Missouri; Orchard Park, New York; Valley City, North Dakota; Maumee, Ohio; Nashville, Tennessee; Seattle, Washington; Milwaukee, Wisconsin; and Kingwood, Texas.

     At December 31, 2000, our Canadian sales offices were located in Edmonton and Calgary, Alberta; Kamloops and Richmond, British Columbia; Winnipeg, Manitoba; Moncton, New Brunswick; Richmond Hill, Ontario; Montreal, Quebec; and Regina and Saskatoon, Saskatchewan.

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

  How do changes in the seasons and weather affect our business?

     Our cement business is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set forth in "Notes to Consolidated Financial Statements -- Quarterly Data (unaudited)" in Part II,
Item 8, Financial Statements and Supplementary Data of this Annual Report.

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

     Our operating cement plants located in Canada represent an estimated 36 percent of the rated annual active clinker production capacity of all Canadian cement plants. We are the only cement producer serving all regions of Canada. Our largest competitor in Canada accounted for approximately 18 percent of rated annual active clinker production capacity. Our cement plants operating in the U.S. represented an estimated 8 percent of the rated annual active clinker production capacity of all U.S. cement plants. Our three largest competitors in the U.S. accounted for approximately 12 percent, 11 percent and 6 percent, respectively, of the rated annual active clinker production capacity. These statements regarding our ranking and competitive position in the cement industry are based on the PCA's "U.S. and Canadian Portland Cement Industry: Plant Information Summary" report which was prepared as of December 31, 1999.

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

THE GYPSUM SEGMENT

  Who are we?

     With the acquisition of two gypsum drywall manufacturing plants in September 1996, Lafarge Gypsum was created. The Buchanan, New York plant, located 30 miles outside of New York City, and the Wilmington plant in Delaware produce a wide-ranging line of gypsum drywall products. On January 1, 1999, we acquired Atlantic Group Ltd., a supplier of gypsum drywall in Newfoundland, Canada. In May 1999, we acquired Cel-Tex, a joint compound manufacturer in Quebec, Canada.

     In June 1999, we began construction of a gypsum drywall plant in northern Kentucky, just outside of Cincinnati, which began operations at the end of the second quarter of 2000. This facility has the capacity to produce up to 900 million square feet of 1/2-inch drywall a year, which makes it the largest single production line in the U.S. The state-of-the-art plant uses 100 percent recycled materials, including synthetic gypsum generated from scrubbers of a nearby power plant. We have also completed construction of a nearly identical drywall plant in Palatka, Florida, which began operations in January 2001. This plant, like the Silver Grove, Kentucky plant, uses recycled materials and synthetic gypsum and also has the capacity to produce up to 900 million square feet of 1/2-inch drywall annually.

     We offer a full line of gypsum drywall products for:

        - Partitions

        - Paneling

        - Linings

        - Ceilings

        - Floors

     Our products are used for both new residential and commercial construction and for repair and remodeling.

  How is gypsum drywall made?

     Gypsum is the common term for calcium sulfate dihydrate. Water molecules are physically locked inside the crystal structure of the gypsum molecule.

     To make drywall:

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

  Where do we make our gypsum drywall?

     With the addition of the Palatka plant in early 2001, we now own five gypsum drywall manufacturing plants with a combined annual production capacity of approximately 2.7 billion square feet (MMSF). The Buchanan, Wilmington, Corner Brook, Silver Grove and Palatka plants have capacities of 350 MMSF, 435 MMSF, 105 MMSF, 900 MMSF and 900 MMSF, respectively.

     All of the plants are fueled primarily by natural gas. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The Wilmington facility is located on leased property at the Port of Wilmington. All other facilities are located on property we own. We believe that each of our manufacturing plants is in satisfactory operating condition.

  Where do we get the raw materials to make our drywall?

     Currently, we have ten-year requirements contracts with an unaffiliated third party for gypsum rock used in the production of gypsum drywall at the Buchanan and Wilmington plants. This contract terminates in September 2006. The Corner Brook plant obtains its gypsum from a quarry that we own. The Silver Grove and Palatka plants use synthetic gypsum instead of natural rock, which is chemically equivalent to naturally formed gypsum and is a recycled by-product of coal combustion. We currently obtain this synthetic gypsum from nearby electrical generation plants.

     In 2000, Lafarge Gypsum entered a joint venture with Rock-Tenn Company to produce paperboard liner in Lynchburg, Virginia. When the ramp-up period is completed by the end of the fourth quarter of 2001, we expect to produce a major portion of our own paper while reducing material costs and enhancing drywall quality.

  Who buys our drywall?

     Our gypsum drywall products are sold to a variety of:

        - residential and commercial building materials dealers

        - individual and regional/national gypsum distributors

        - original equipment manufacturers

        - building materials distribution companies

        - lumber yards and "do-it-yourself" home centers

     The Silver Grove plant's principal market is centered around Kentucky and adjoining states in the mid-west. In addition, Silver Grove has the ability to reach markets in the southeast, Florida and southwest by rail. The Buchanan plant's principal markets include New York, Pennsylvania and New Jersey. The Wilmington plant's largest markets are Pennsylvania and North Carolina, followed closely by Maryland and Virginia. The Corner Brook drywall plant's principal markets include the eastern provinces of Canada. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at a centralized customer service facility.

     During 2000, our gypsum drywall operations accounted for 5 percent of consolidated net sales, after the elimination of intracompany sales, and 1 percent of consolidated gross profit.

  How do we distribute products to our customers?

     We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, the Wilmington and Silver Grove plants are equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in over 90 percent of its production being shipped within 100 to 200 miles of the plant. The Wilmington plant ships over 50 percent of its production within 200 miles of the plant. The Corner Brook plant ships over 25 percent of its production on the island of Newfoundland. Distribution of drywall produced at Silver Grove is more widely spread than the northeast plants. In 2000, less than 50 percent was distributed within 500 miles due in part to shipments to the southeast market in preparation for the start-up of the new plant in Palatka, Florida.

  How do changes in the seasons and in the weather affect our business?

     Our gypsum drywall business is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set forth in "Notes to Consolidated Financial Statements -- Quarterly Data (unaudited)" in Part II,
Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

     The gypsum industry is a large integrated industry in which a few large companies predominate. These companies operate gypsum drywall plants and usually own the gypsum reserves used in manufacturing the drywall. They also sell gypsum for use in Portland cement production, agriculture and other manufactured gypsum products.

     The gypsum drywall industry is highly competitive. Drywall producers primarily compete on a regional basis. Producers whose customers are located close to their drywall plants benefit from lower transportation costs. We enjoy this competitive advantage with respect to drywall produced at our Buchanan and Wilmington plants because of their close proximity to key markets.

     Gypsum drywall is regarded as a commodity product. We intend to compete with other producers based on price, product quality and customer service.

  Customer Orders

     Sales of gypsum drywall products are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers. Excluding Silver Grove, which was in a start-up mode, U.S. plant capacity utilization in 2000 was at 100 percent.

TRADEMARKS AND PATENTS

     As of December 31, 2000, Lafarge owns, has the right to use or has pending applications for approximately 30 patents granted by the U. S. and Canada and 127 trademarks related to Cement, Construction Materials and Lafarge Gypsum and our trademarked, high performance concrete, cement and gypsum products for commercial, agricultural, industrial and public works construction. For example, trademarked precast concrete products such as SPLITROCK(TM) retaining wall modules and paving stones are commonly used in municipal, commercial and residential landscaping designs. In addition, our trademarked concrete mix designs, including Agilia(R), Futurecrete(R), Agrifarge(R) and WeatherMix(R), provide customers with enhanced performance for specific applications. Specialty cements and cementitious products like Lafarge's trademarked Tercem 3000(TM), Maxcem(TM), Supercem(R) and SF(R) cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

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

     We are party to three agreements with Lafarge S.A. concerning the sharing of costs for research and development, strategic planning and marketing. In addition, we are involved in research and development through our participation in the Portland Cement Association. Our subsidiary, Systech, is engaged in research and development in an effort to further develop technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $7.2 million, $7.5 million and $7.4 million for 2000, 1999 and 1998, respectively. This includes amounts we accrued for technical services rendered by Lafarge S.A., under the terms of the agreements discussed above, of $6.1 million during 2000, $7.0 million during 1999 and $6.1 million during 1998.

WHO ARE OUR EMPLOYEES?

     As of December 31, 2000, we employed approximately 14,300 individuals of which approximately 10,400 were hourly employees. Of these hourly employees, approximately 8,800 were employed by Construction Materials, 1,200 by Cement and 400 by Lafarge Gypsum. Salaried employees totaled approximately 3,900. These employees generally act in administrative, managerial, marketing, professional and technical capacities. Overall, we consider our relations with our employees to be satisfactory.

  Construction Materials

     -- U.S. Construction Materials Operations

     Our approximately 3,700 U.S. construction materials employees consist of approximately 2,800 hourly employees and 900 salaried employees.

     In the U.S., our hourly workforce is covered by close to 40 collective bargaining agreements with twelve major labor unions. During 2000, fourteen collective bargaining and benefit agreements were successfully negotiated with union bargaining groups without a work stoppage and one withdrew their representation after a brief work stoppage, which we were able to restaff within 30 days. In 2001, nine labor and benefit agreements will expire. All of these agreements are expected to be successfully negotiated without a work stoppage.

     -- Canadian Construction Materials Operations

     Our employees in the Canadian construction materials operations totaled approximately 7,200 at the end of 2000, with approximately 6,000 hourly employees and 1,200 salaried employees.

     In eastern Canada, hourly employees are covered by 115 collective bargaining agreements with a number of unions. There are 50 non-union business units in which discussions are held directly with employees. During 2000, some 26 collective bargaining agreements became due and were renegotiated without incident. In Toronto, the collective bargaining agreement with the Teamsters Union resulted in a strike, which lasted two months. In the Ottawa area, a collective bargaining agreement with the Teamsters Union has not been concluded due to issues associated with the prevailing market. Discussions are ongoing. During the year, there were two successful union certifications. Some 40 collective bargaining agreements will expire throughout eastern Canada in 2001. We do not anticipate any major disruptions as a result of work stoppages during 2001.

     In western Canada, there are 58 collective labor agreements with several different unions. Six agreements are through employer associations. During 2000 and the first month of 2001, 18 collective labor agreements were successfully negotiated. We continue to negotiate 5 collective agreements that have expired, with no work stoppages anticipated. During 2001, a further thirteen collective labor agreements will expire. These agreements are expected to be renewed without work stoppage.

  Cement

     -- U.S. Cement Operations

     The majority of our U.S. hourly employees are represented by labor unions. During 2000, labor agreements were negotiated at the Paulding, Ohio cement plant. During 2001, the labor agreements will expire at the Fredonia, Kansas; Whitehall, Pennsylvania; and Davenport, Iowa cement plants as well as the Saginaw, Michigan and Detroit, Michigan distribution terminals. We expect the agreements to be successfully concluded without work stoppages.

     -- Canadian Cement Operations

     Substantially all of our approximately 400 hourly employees are covered by labor agreements. In 2000, the labor agreements at the Stoney Creek, Ontario slag plant, the Woodstock, Ontario cement plant, the

Richmond, British Columbia cement plant and the Saskatoon, Saskatchewan terminal have been renewed. In 2001, the collective agreements for the Montreal-East terminal, the Bath, Ontario cement plant, the Exchaw, Alberta cement plant and the Seattle, Washington cement plant will expire. All are expected to be renewed without a work stoppage.

  Lafarge Gypsum

     -- U.S. Gypsum Drywall Operations

     Less than half of Lafarge Gypsum's 350 U.S. hourly employees are covered by labor agreements. During 2000, Lafarge Gypsum hired approximately 180 hourly employees to staff the newly constructed Silver Grove, Kentucky and Palatka, Florida gypsum drywall manufacturing facilities. Discussions are held directly with employees at these facilities, both of which have non-union workforces. An extensive training and integration program was conducted at these plants and the relationship with employees is very good at these facilities.

     There are three local labor agreements in place with two unions at our Buchanan, New York and Wilmington, Delaware plants. In 2000, a new three year agreement was negotiated with the two unions in Buchanan following a three week strike. At Wilmington, Delaware the local contract expires in October of 2001. This agreement is expected to be renegotiated without a work stoppage. The Wilmington plant has no recent history of labor disputes.

     -- Canadian Gypsum Drywall Operations

     All of the approximately 50 hourly employees at our Corner Brook drywall manufacturing facility are covered by a labor agreement that expires in 2003. There is no recent history of labor disputes at the Corner Brook plant. There are 24 non-union hourly employees at the Chambly, Quebec joint treatment manufacturing plant where discussions are held directly with employees.

ENVIRONMENTAL MATTERS

     The following discusses the environmental laws and their application to Lafarge, and sets forth the proposed changes to or new environmental laws or regulations that could affect us.

     Our operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal and clean up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. Our environmental program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of our facilities, environmental guidance on key issues confronting us, routine training and exchange of information by environmental professionals, an environmental recognition award program, routine and emergency reporting systems and environmental reports, and a voluntary environmental partnership with the World Wildlife Fund that commits us to a biodiversity program, establishing and tracking key environmental indicators to measure continued environmental improvement, and developing a CO(2) reduction program.

     The current environmental laws affecting us are summarized below and our policies regarding environmental expenditures are discussed in "Other Factors Affecting the Company -- Environmental Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth under Part II, Item 7 of this Annual Report, which is incorporated herein by reference. For the years ended December 31, 2000, 1999 and 1998, total capital expenditures and remediation expenses incurred for environmental matters are not material to the financial position, results of operations or liquidity of Lafarge. Further, during the year ended December 31, 2000, no enforcement matters were initiated or resolved or are outstanding that have a material effect on our financial statements. However, our expenditures for environmental matters have increased and are likely to increase in the future. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement related activities and costs, we cannot determine at this time whether capital expenditures and other remedial actions that we may be required to undertake in the future will materially affect our financial position, results of operations or liquidity. With respect to known environmental contingencies, we have recorded provisions for estimated probable liabilities and do not believe that the ultimate resolution of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of Lafarge.

     Some of the proposed changes to, or new environmental laws or regulations that could affect us, are discussed below.

  Resource Conservation and Recovery Act -- Boiler and Industrial Furnaces Regulations

     We currently operate two U.S. cement plants using fuel-quality wastes that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act ("RCRA") and Boiler and Industrial Furnaces ("BIF") regulations (Paulding, Ohio and Fredonia, Kansas). The other BIF requirements include a permitting process, extensive record keeping of operational parameters and raw materials and waste-derived fuels use, demonstration of financial capability to cover future closures and spill cleanups, and corrective action requirements for other solid waste management units at the facilities. Our two BIF cement plants submitted, in a timely manner, formal Part B permit applications. The Fredonia and Paulding plants' final Part B permits became effective on January 18, 2000 and August 5, 2000, respectively. On October 22, 1998, we announced that our Alpena plant would cease using fuel-quality wastes no later than June 1, 2001. The Alpena plant is no longer burning waste derived fuels and is in the process of closing its waste-derived fuels operations and implementing any corrective actions required by applicable governmental agencies.

     Over the last few years, the U.S. Environmental Protection Agency ("EPA") was in the process of revising its BIF regulations. Proposed revisions of the BIF regulations were initially published in May 1996, citing both RCRA and Clean Air Act authority. The proposal relied heavily on maximum achievable control technology ("MACT") requirements of Title III of the Clean Air Act Amendments of 1990 with certain elements of the risk-based authority of RCRA incorporated into the proposal. The proposed standards were based on technologies from a "pool" of the top 12 environmental performers of existing facilities that use fuel-quality waste as a supplemental fuel. Our Alpena plant was a MACT pool facility; it uses a baghouse as its primary air pollution control device. In 1998, the Paulding plant installed a baghouse and a bypass system that should enable it to meet the final standards. We have actively participated in the regulatory process to help formulate revised BIF standards that are reasonable, cost-effective and comply with the RCRA and the Clean Air Act. In the past two years, the EPA has reopened the rulemaking process on several occasions to solicit public comment on new data and proposed regulatory approaches (i.e., new limits for semi-volatile metals and a particulate matter continuous emission monitoring system). A final revised regulation was published on September 30, 1999. Existing BIF facilities have up to three years to meet the new standards or cease using hazardous waste as a supplemental fuel. In late 1999, we petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review certain aspects of the EPA final rule. Several other industries and other organizations also have sought judicial review of the final rule. A decision from the Court is anticipated in 2001.

  Resource Conservation and Recovery Act -- Cement Kiln Dust

     Cement kiln dust ("CKD") is a by-product of many of our cement manufacturing plants. CKD has been excluded from regulation as a hazardous waste under the so-called Bevill amendment to the RCRA until the EPA completes a study of CKD, determines whether it should be regulated as a hazardous waste and issues appropriate implementing regulations. In January 1995, the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from CKD management in karst terrain, fugitive emissions from CKD handling and management and surface water/storm water runoff from CKD management areas. In March 1995, we joined other cement manufacturers in submitting to the EPA a proposed enforceable agreement for managing CKD that included specific CKD management standards. After a lengthy legal review, the EPA decided that it lacks the legal authority to enter into an enforceable agreement. In 1996, the EPA announced that it was recommencing the process of developing CKD management standards using industry standards as the technical starting point and Subtitle C of RCRA as its legal authority. We have indicated to the EPA that we believed it inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. Over the last few years, Lafarge and other cement manufacturers, through our trade association, have worked with the EPA and various states to develop a consensus approach for implementing CKD management standards primarily using state solid waste authority as the primary legal authority rather than federal Subtitle C authority. On August 20, 1999, the EPA published a proposed rule entitled "Standards for the Management of Cement Kiln Dust." In the proposed rule, the EPA includes comprehensive CKD management standards. The EPA's proposed approach is for the states to adopt CKD management standards similar to the proposed new part 259 standards as part of their non-hazardous solid waste management regime. CKD managed in conformity with these standards would remain a non-hazardous waste under RCRA. In instance of "egregious or repeated" violations of these standards, the EPA has proposed that it would classify the mismanaged CKD as a RCRA hazardous waste. This scenario would give the EPA federal Subtitle C enforcement authority over the violation in the event the state failed to take appropriate action. The EPA also stresses that it may never need to issue a final rule under this state approach, if states actively come forth with appropriate programs to manage CKD.

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

     Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund" and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 ("RCRA"). Currently, we are involved in one Superfund remediation. At this site, which the EPA has listed on the National Priority List, some of the potentially responsible parties ("PRPs") named by the EPA have initiated a third-party action against 47 other parties, including us. We have also been named a PRP at this site. The suit alleges that in 1969 a predecessor of Lafarge sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense and that numerous other large disposers of hazardous substances are associated with this site. We believe that this matter is not material to the financial condition, results of operations or liquidity of Lafarge.

     In 1999, the EPA delisted a site where we were a PRP and remedial activities had been completed. In December 1999, an action was filed against us and five others to recover response activity costs incurred by the state of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. We are vigorously defending this action and believe that it will not materially impact us.

  Clean Air Act

     The Clean Air Act Amendments of 1990 require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including Portland cement manufacturing. The new MACT standards are supposed to require plants to install the best feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. We have actively participated with other cement manufacturers in working with the EPA to define test protocols, better define the scope of the MACT standards, determine the existence and feasibility of various technologies and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the cement industry. The EPA proposed standards for existing and new facilities were subject to review and public comment in 1998. On June 14, 1999, the EPA promulgated final MACT regulations, and existing facilities will have three years to meet the standards or close down operations. In September of 1999, the cement industry trade association filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit challenging certain aspects of the final rules. The industry has entered into settlement discussions with the EPA in an effort to resolve as many of the issues as possible in order to avoid having to proceed with appellate litigation of these matters. On December 15, 2000, the Court of Appeals remanded certain issues to the agency for further consideration (i.e., the need for HCl, mercury and total hydrocarbons standards for new and existing cement plants). The EPA is considering seeking en banc review of this portion of the decision. The Court upheld all other elements of the MACT rule. Our Sugar Creek, Missouri plant that is being modernized and expanded will have to meet the new MACT standards at the time of start-up. Several of our other U.S. plants will need to upgrade and/or replace existing control and emissions monitoring equipment to be able to comply with the MACT regulations. Although the costs of such new equipment may be significant, the actual plant specific costs will vary depending on the level of existing controls and/or emissions monitoring equipment and whether or not it can be modified or new equipment will be required to meet the final MACT standards. We have audited all of our U.S. cement plants that are subject to the new MACT requirements to determine what actions and schedules are needed to assure compliance with the new MACT requirements and have identified and incorporated the specific costs associated with these actions in our 2001 budget. We do not anticipate that costs associated with complying with the new MACT standards will have a material impact on our financial statements.

     Title V of 1990 Clean Air Act Amendments could result in significant capital expenditures and operational expenses for us. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. Under the Act, our U.S. operations deemed to be "major sources" of air pollution were required to submit detailed permit applications and pay recurring permit fees. Our "major sources" have been routinely paying permit fees for several years. The permitting requirements primarily affect our cement manufacturing, gypsum drywall and waste-fuel operations. We have submitted all applicable permit applications. Over the past few years, we have been reviewing draft Title V permits for several of our facilities. We anticipate that it will be several more years before all the initial Title V permits are drafted and issued.

     In July 1997, the EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act- particulate matter and photochemical oxidants (ozone). Because of the nature of our operations, the proposed addition of a particulate matter standard that would regulate particles 2.5 microns or less in diameter, and the regulation of nitrogen oxides emissions as the precursor pollutant to ozone, is of potential concern. Implementation of these new standards would not immediately have an impact on industrial operations. The first step is several-year data collection and analysis activity by the states to determine whether or not the state will be able to meet the new standards. If a state were unable to demonstrate that it could meet the standards, it would then be required to modify its state air quality implementation plan to describe actions to meet the new standards. This initial phase would take several years to complete. It is presently unknown whether states in which we operate would be able to meet the new standards, how the states would modify their implementation plans to demonstrate compliance and/or the ultimate technology and the cost impact on our operations. In 1998, the U.S. Congress clarified the time schedule for implementation of the particulate matter 2.5 program. The EPA was prohibited by Congress from requiring states to revise their implementation plan until after the next 5-year review of the particulate matter 2.5 and ozone standards in 2001. On May 14, 1999, the U.S. Court of Appeals for the District of Columbia Circuit vacated these standards precluding their implementation. The EPA has petitioned the U.S. Supreme Court seeking to reverse the appellate court decision. This matter is now pending before the Court.

     In 1998, the EPA also clarified its expectations of states in the ozone transport region (22 states east of the Mississippi River plus Missouri) in revising their NO(x) control strategies and standards to demonstrate future attainment of the ozone ambient air quality standards. After the U.S. Court of Appeals for the District of Columbia Circuit's decision on revisions of the ozone and new particulate matter 2.5 standards, the EPA reinstated the 8-hour ozone standard. The EPA indicated that the NO(x) State Implementation Program ("SIP") revision call would now be required to address attainment of the 8-hour ozone standard in the 22 eastern states. This regulatory determination was challenged by numerous industry petitioners. On March 3, 2000, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA's NO(x) SIP-revision determination. As a result, the subject states must commence the NO(x) SIP revision process and submit new NO(x) state implementation plans and regulations to the EPA by a future date to be specified by the EPA. The court determination excluded Wisconsin, and parts of Missouri and Georgia originally covered by the NO(x) SIP revision call. The EPA is generally recommending to the states that they only require 30 percent reduction of NO(x) from cement plants. The EPA recommendation allows cement plants to consider all NO(x) reductions that have occurred from a 1995 baseline. We do not believe that the costs associated with revised state NO(x) regulations will have a material impact on us.

  Global Climate Change

     An evolving issue of significance to Lafarge in the U.S. and Canada is global climate change, or CO(2) stabilization/reduction. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure CO(2) stabilization and/or reduction after the turn of the century. The international conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The Kyoto Protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S. and Canada, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The Protocol was available for signature by member countries starting in the spring of 1998. Even though President Clinton signed the Kyoto Protocol in November 1998, it will require Senate ratification and enactment of implementing legislation before it becomes effective in the U. S. As of December 31, 2000, the treaty has not been submitted to the Senate for ratification. The consequences of CO(2) reduction measures for cement producers are potentially significant because CO(2) is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture clinker (which is then ground with gypsum to make cement). In addition, CO(2) is generated in the calcining of limestone to make clinker. Any imposition of raw material or production limitations, or fuel-use or carbon taxes, could have a significant impact on the cement manufacturing industry. The Canadian cement industry, including Lafarge, has entered into a voluntary commitment with the Canadian government to annually improve energy efficiency by approximately 1 percent per ton of clinker from 1990 to 2005, which commitment we have been able to meet. In the U.S. in 1996, we joined the EPA's Climate Wise program. This voluntary program promotes energy efficiency in industrial operations and reduces or stabilizes the CO(2) emissions that result from the generation of electricity.

     In 2000, Lafarge entered into a voluntary environmental partnership with the World Wildlife Fund. One element of the partnership is the development of a voluntary CO(2) reduction program. We are presently collecting our U.S. and Canadian CO(2) emissions data from 1990 to 2000 as the initial step for establishing a voluntary CO(2) reduction target.

     The Conference of the Parties has continued to work on issues not clearly resolved in the Kyoto Protocol. The primary focus was on developing more details on enforcement mechanisms, and the flexible market mechanisms provisions (i.e., country-to-country emissions trading, joint implementation and a clean development mechanism). These provisions are potentially important to us as an option for meeting potential CO(2) reductions other than by reducing production, should the U.S. Senate ratify the Kyoto Protocol, and the Protocol comes into force and effect. The most recent meeting of the Conference of Parties failed to result in an agreement on these and other matters. The parties agreed to keep working toward an agreement. It will not be possible to determine the impact on Lafarge until international, U.S. and Canadian governmental requirements are defined and we can determine whether emission offsets or credits are obtainable and whether alternative cementitious products can be substituted.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth the name, age and business experience for the last five years of each of our executive officers and indicates all positions and offices with Lafarge held by them.

               NAME                                          POSITION                            AGE
               ----                                          --------                            ---
Bertrand P. Collomb...............      Chairman of the Board                                    58
Bernard L. Kasriel................      Vice Chairman of the Board                               54
John M. Piecuch...................      President and Chief Executive Officer                    52
Edward T. Balfe...................      Executive Vice President and                             59
                                        President -- Construction Materials
Peter H. Cooke....................      Executive Vice President -- Cement                       52
Larry J. Waisanen.................      Executive Vice President and Chief Financial             50
                                        Officer
Michael J. Balchunas..............      Senior Vice President and President -- U.S. Cement       53
                                        Operations
Jean-Marc Lechene.................      Senior Vice President and President -- Canadian          42
                                        Cement Operations
Alain Bouruet-Aubertot............      Senior Vice President and President -- Lafarge           44
                                        Gypsum
Eric C. Olsen.....................      Senior Vice President -- Strategy and Development        37
James J. Nealis III...............      Senior Vice President -- Human Resources                 53
Joseph B. Sherk...................      Vice President and Controller                            52
David C. Jones....................      Vice President -- Legal Affairs and Secretary            59
David W. Carroll..................      Vice President -- Environment and Government             54
                                        Affairs
Kevin C. Grant....................      Vice President and Treasurer                             45

     Bertrand P. Collomb was appointed to his current position in January 1989. He has also served as Chairman of the Board and Chief Executive Officer of Lafarge S.A. since August 1989. From January 1989 to August 1989 he was Vice Chairman of the Board and Chief Operating Officer of Lafarge S.A., and from 1987 until January 1989 he was Senior Executive Vice President of Lafarge S.A. He served as Vice Chairman of the Board and Chief Executive Officer of Lafarge from February 1987 to January 1989.

     Bernard L. Kasriel was appointed to his current position in May 1996. He has also served as Vice Chairman and Chief Operating Officer of Lafarge S.A. since January 1995. Prior to that he served as Managing Director of Lafarge S.A. from 1989 to 1994, Senior Executive Vice President of Lafarge S.A. from 1987 to 1989 and Executive Vice President of Lafarge S.A. from 1982 until 1987.

     John M. Piecuch was appointed to his current position effective October 1996. He previously served as Group Executive Vice President of Lafarge S.A. from July 1994 until October 1996. He served as Senior Executive Vice President of Lafarge from 1992 to June 1994 and as Executive Vice President of Lafarge from 1989 to 1992. As discussed below, Mr. Piecuch has resigned effective May 8, 2001.

     Edward T. Balfe was appointed to his current position in July 1994. Prior to that he served as Senior Vice President of Construction Materials. He served as President of our Construction Materials Eastern Region and President and General Manager of Permanent Lafarge, a construction materials affiliate of Lafarge, from 1990 to 1993.

     Peter H. Cooke was appointed to his current position effective September 1999. Prior to that, he served as Executive Vice President and President -- Canadian Cement Operations from March 1996 to Septem-ber 1999. He served as Senior Vice President and President of our Eastern Cement Region from July 1990 to February 1996.

     Larry J. Waisanen was appointed to his current position effective February 1998. He previously served as Senior Vice President and Chief Financial Officer of Lafarge from January 1996 to February 1998. He served as Assistant General Manager of Lafarge S.A.'s interests in Turkey from May 1992 to December 1995. Prior to that he served as Vice President Controller of Lafarge S.A. from March 1989 to April 1992.

     Michael J. Balchunas was appointed to his current position effective September 1999. He served as Senior Vice President and President -- Western Cement Region from July 1996 to September 1999. From March 1992 to July 1996 he was President of Systech Environmental Corporation, a wholly-owned subsidiary of Lafarge. Prior to that he served as Vice President of Operations of our Great Lakes Region from July 1990 to March 1992.

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

     David C. Jones was appointed to his current position in February 1990. He served as Corporate Secretary of Lafarge from November 1987 to February 1990.

     David W. Carroll was appointed to his current position in February 1992. He served as Director Environmental Affairs of Lafarge from February 1990 to February 1992. Prior to that he was Director Environmental Programs for the Chemical Manufacturers Association from 1978 to 1990.

     Kevin C. Grant was appointed to his current position effective February 1998. He previously served as Treasurer of Lafarge from June 1995 to February 1998. He served as Vice President -- Human Resources Development from June 1994 to June 1995. He also was Sales Manager from June 1992 to June 1994 and Manager of Strategic Studies from June 1991 to June 1992 for Lafarge Fondu International, a subsidiary of Lafarge S.A.

     Effective May 8, 2001, Mr. Piecuch has resigned as President and Chief Executive Officer of Lafarge. Replacing him will be Philippe Rollier who, until his election as President and Chief Executive Officer of Lafarge, served as Regional President of Lafarge S.A. -- Central Europe and CIS for Cement, Aggregates and Concrete, a position he has held since 1995. Mr. Rollier, age 58, also has served as Groupe Executive Vice President of Lafarge S.A. since 1999. Since joining Lafarge S.A. in 1969, Mr. Rollier has held positions of increasing managerial importance throughout Europe and Canada.

     There is no family relationship between any of the executive officers of Lafarge or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer of Lafarge expires at the first meeting of the Board of Directors after the next annual meeting of stockholders following his or her election or appointment and until his or her successor is chosen and qualifies.

ITEM 2.  PROPERTIES

     Information set forth in Item 1 of this Annual Report that relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by us is incorporated hereon by reference in answer to this Item 2.

     All of our cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants, gypsum drywall plants and miscellaneous properties, are owned by us free of major encumbrances, except the Exshaw cement plant, the Kamloops limestone and cinerite quarries and the Wilmington gypsum drywall plant.

     - The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

     - The Kamloops limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

     - The Wilmington gypsum drywall facility is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. The lease expires in November 2020.

     The land, quarry, buildings and construction in progress related to the cement plant that we are building in Sugar Creek, Missouri are being leased from the City of Sugar Creek, Missouri pursuant to a Chapter 100 bond financing. The lease expires in 2020 and contains provisions that automatically transfer ownership of the leased facilities to Lafarge at the end of the lease term.

     Limestone quarry sites for our cement manufacturing plants are owned and are conveniently located near each plant, except for Joppa, Richmond and Seattle quarries which are located approximately 70, 80 and 180 miles, respectively, from their plant sites.

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

     We have ready-mixed concrete and construction aggregate operations extending from coast-to-coast in Canada. Our U.S. activities are concentrated in the Rocky Mountain, midwestern, north-central and northeast states and Louisiana. We have approximately 800 locations that offer an extensive line of construction materials, consisting primarily of crushed stone, sand, gravel and other aggregate; ready-mixed concrete; concrete products such as pipe, brick, block, paving stones and utility structures; asphalt paving and road construction services; and dry bagged goods.

     Deposits of raw materials for our aggregate producing plants are located on or near the plant sites. These deposits are either owned by us or leased upon terms which permit orderly mining of reserves.

ITEM 3.  LEGAL PROCEEDINGS

     In April and December 2000, the Ontario (Canada) Court rendered two decisions against our subsidiary Lafarge Canada Inc. and other defendants in a lawsuit originating in 1992 (the "1992 lawsuit") arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, fly ash and cement used in defective foundations. We estimate that the total amount of liability attributed to Lafarge Canada Inc. in capital, interest and third party costs represents approximately

Canadian $9.9 million, net of insured amounts. Lafarge Canada Inc. has appealed both decisions. We believe our insurance coverage and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit.

     In 1999, Lafarge Canada Inc. was named a defendant in a class action related to the 1992 lawsuit. The action was certified as a class action in 2000, but will not proceed until after the Court of Appeals renders its decision in the 1992 lawsuit. Although the outcome of and the amount of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability which Lafarge Canada Inc. may incur arising from the class action will not have a material adverse effect on our financial condition.

     On March 18, 1998, a stockholder derivative lawsuit was filed against our directors in the Circuit Court for Montgomery County, Maryland. The lawsuit alleged breach of fiduciary duty, corporate waste and gross negligence in connection with our purchase of North American construction materials assets from Lafarge S.A., our majority stockholder (the "Redland Transaction").

     The Redland Transaction, proposed to us in late 1997, was evaluated by a special committee of independent directors after conducting extensive due diligence and being advised by independent professionals retained by the committee to assist with its evaluation, one of which, an investment banking firm, advised the committee regarding the fairness of the price and terms of the Redland Transaction. Based on its due diligence and the opinions of its specially-retained advisers, the special committee recommended the Redland Transaction for approval by the full Board of Directors of Lafarge. On March 16, 1998, the full Board, consisting of a majority of independent directors, approved the Redland Transaction, which was publicly announced on March 17, 1998.

     By order dated January 28, 2000, the Court granted the directors' motion for summary judgment. Plaintiffs appealed the decision to the Maryland Court of Special Appeals. Upon its own motion the Maryland Court of Appeals, Maryland's highest court, selected the appeal for hearing and decision. A hearing before the Court was held in December 2000. In early 2001, the Court of Appeals rendered its decision affirming the decision of the lower court.

     Currently, we are involved in one remediation under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund" and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the EPA has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 other parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. We believe that this matter is not material to our financial condition, results or operations or liquidity.

     In December 1999, an action was filed against us and five others to recover response activity costs incurred by the state of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. We are vigorously defending this action and believe that it will not materially impact us.

     When we determine that it is probable that a liability for our environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 2000, the liabilities recorded for the environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at December 31, 2000. However, we have concluded that the possibility of material liability in excess of the amount reported in the December 31, 2000 Consolidated Balance Sheet is remote.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required in response to Item 5 is reported in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Management's Discussion of Shareholders' Equity" of this Annual Report, and is incorporated herein by reference.

     On March 12, 2001, 67,614,235 shares of Common Stock ("Common Stock") were outstanding and held by 3,523 record holders. In addition, on March 12, 2001, 4,457,239 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 6,923 record holders.

     We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The table below summarizes selected financial information for Lafarge. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8 of this Annual Report.

                                                        YEARS ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                       2000         1999       1998          1997          1996
                                     --------     --------   --------      --------      --------
                                               (IN MILLIONS EXCEPT AS INDICATED BY AN*)
OPERATING RESULTS
Net Sales (a).....................   $2,787.6     $2,721.6   $2,508.5      $1,842.9      $1,679.2
                                     ========     ========   ========      ========      ========
INCOME BEFORE THE FOLLOWING ITEMS:   $  430.7     $  481.6   $  407.0      $  300.9      $  236.4
Interest expense, net.............      (26.9)       (44.8)     (27.2)         (6.6)        (14.1)
Income taxes......................     (146.4)      (161.4)    (144.3)       (112.3)        (81.4)
                                     --------     --------   --------      --------      --------
NET INCOME........................      257.4        275.4      235.5         182.0         140.9
Depreciation, depletion and
  amortization....................      168.3        168.3      156.8         106.3         100.5
Other items not affecting cash....       61.9        (45.2)     (16.2)         47.7         (33.4)
                                     --------     --------   --------      --------      --------
NET CASH PROVIDED BY OPERATIONS...   $  487.6     $  398.5   $  376.1      $  336.0      $  208.0
                                     ========     ========   ========      ========      ========
     TOTAL ASSETS.................   $3,902.6     $3,293.4   $2,892.5      $2,774.9      $1,813.0
                                     ========     ========   ========      ========      ========
FINANCIAL CONDITION AT DECEMBER 31
Working capital...................   $  336.1     $  626.6   $  524.4      $ (127.1)(b)  $  394.9
Property, plant and equipment,
  net.............................    2,122.4      1,618.3    1,400.8       1,296.0         867.7
Other assets......................      703.6        539.6      553.8         529.4         213.0
                                     --------     --------   --------      --------      --------
     TOTAL NET ASSETS.............   $3,162.1     $2,784.5   $2,479.0      $1,698.3      $1,475.6
                                     ========     ========   ========      ========      ========
Long-term debt....................   $  687.4     $  710.3   $  740.4      $  135.2      $  161.9
Other long-term liabilities and
  minority interest...............      582.5        351.3      323.4         307.4         203.2
Shareholders' equity..............    1,892.2      1,722.9    1,415.2       1,255.7       1,110.5
                                     --------     --------   --------      --------      --------
     TOTAL CAPITALIZATION.........   $3,162.1     $2,784.5   $2,479.0      $1,698.3      $1,475.6
                                     ========     ========   ========      ========      ========
COMMON EQUITY SHARE INFORMATION
Net income -- basic*..............   $   3.51     $   3.79   $   3.27      $   2.56      $   2.02
Net income -- diluted*............   $   3.51     $   3.77   $   3.24      $   2.54      $   1.95
Dividends*........................   $   0.60     $   0.60   $   0.51      $   0.42      $   0.40
Book value at December 31*........   $  26.27     $  23.55   $  19.57      $  17.52      $  15.79
Average shares and equivalents
  outstanding.....................       73.3         72.6       72.1          71.1          69.8
Shares outstanding at December
  31..............................       72.0         73.2       72.3          71.7          70.4
                                     ========     ========   ========      ========      ========
STATISTICAL DATA
Capital expenditures..............   $  431.7     $  315.7   $  224.3      $  124.0      $  124.8
Acquisitions......................   $  242.0(c)  $   58.3   $   99.3(d)   $    8.8      $   83.5
Net income as a percentage of net
  sales*..........................        9.2%        10.1%       9.4%          9.9%          8.4%
Return on average shareholders'
  equity*.........................       14.2%        17.6%      17.6%         15.4%         13.5%
Long-term debt as a percentage of
  total capitalization*...........       21.7%        25.5%      29.9%          8.0%         11.0%
Number of employees at December
  31*.............................     14,300       10,500     10,400        10,100         6,800
Exchange rate at December 31
  (Cdn. to U.S.)*.................      0.667        0.692      0.654         0.699         0.730
Average exchange rate for the year
  (Cdn. to U.S.)*.................      0.673        0.673      0.674         0.722         0.733
                                     ========     ========   ========      ========      ========

---------------
(a) Net sales includes shipping and handling costs billed to customers as required by the Emerging Issues Task Force ("EITF") Issue No. 00-10 -- see "Revenue Recognition" in the Notes to Consolidated Financial Statements.

(b) Includes a liability of $690 million to Lafarge S.A. for the Redland acquisition, of which $40 million was repaid in 1998 and the remaining $650 million was financed with long-term public debt in 1998.

(c) Excludes preferred shares and note payable totaling $127.7 million issued in conjunction with the Warren Paving & Materials Group merger treated as non-cash financing activities for cash flow reporting.

(d) Excludes the Redland acquisition that was accounted for similar to a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                       MANAGEMENT'S DISCUSSION OF INCOME

     The Consolidated Statements of Income included in Item 8 of this Annual Report summarize the operating performance of Lafarge Corporation for the past three years. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the table below. (See "Segment and Related Information" in the Notes to Consolidated Financial Statements for further segment information.)

     Our three operating segments are:

     Construction Materials -- the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt and the construction and paving of roads.

     Cement and Cementitious Materials -- the production and distribution of Portland and specialty cements and cementitious materials and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

     Lafarge Gypsum -- the production and distribution of gypsum drywall and related products.

                                                                       YEARS ENDED DECEMBER 31
                                                                 ------------------------------------
                                                                   2000          1999          1998
                                                                 --------      --------      --------
                                                                            (IN MILLIONS)
NET SALES
Construction materials.....................................      $1,575.7      $1,486.4      $1,402.6
Cement and cementitious materials..........................       1,215.4       1,202.8       1,123.7
Gypsum.....................................................         134.1         152.5         102.4
Eliminations...............................................        (137.6)       (120.1)       (120.2)
                                                                 --------      --------      --------
          TOTAL............................................      $2,787.6      $2,721.6      $2,508.5
                                                                 ========      ========      ========
GROSS PROFIT
Construction materials.....................................      $  281.8      $  263.4      $  250.9
Cement and cementitious materials..........................         399.4         405.2         367.7
Gypsum.....................................................           7.1          56.7          30.6
                                                                 --------      --------      --------
          TOTAL............................................         688.3         725.3         649.2
                                                                 --------      --------      --------
OPERATIONAL OVERHEAD AND OTHER EXPENSES
Construction materials.....................................         (89.7)        (73.9)        (79.6)
Cement and cementitious materials..........................         (81.1)        (84.7)        (79.0)
Gypsum.....................................................         (25.1)        (14.8)        (10.6)
                                                                 --------      --------      --------
          TOTAL............................................        (195.9)       (173.4)       (169.2)
                                                                 --------      --------      --------
INCOME FROM OPERATIONS
Construction materials.....................................         192.1         189.5         171.3
Cement and cementitious materials..........................         318.3         320.5         288.7
Gypsum.....................................................         (18.0)         41.9          20.0
                                                                 --------      --------      --------
          TOTAL............................................         492.4         551.9         480.0
Corporate and unallocated expenses.........................         (61.7)        (70.3)        (73.0)
                                                                 --------      --------      --------
EARNINGS BEFORE INTEREST AND TAXES.........................      $  430.7      $  481.6      $  407.0
                                                                 ========      ========      ========
ASSETS
Construction materials.....................................      $1,416.3      $1,239.1      $1,095.3
Cement and cementitious materials..........................       1,381.1       1,098.3         956.4
Gypsum.....................................................         269.7         125.1          70.6
Corporate, Redland goodwill and unallocated assets.........         835.5         830.9         770.2
                                                                 --------      --------      --------
          TOTAL............................................      $3,902.6      $3,293.4      $2,892.5
                                                                 ========      ========      ========

                          YEAR ENDED DECEMBER 31, 2000

NET SALES

     Our net sales increased by 2 percent in 2000 to $2,787.6 million from $2,721.6 million in 1999. U.S. net sales remained relatively unchanged from 1999 levels at $1,904.4 million as the result of several factors: lower ready-mixed concrete and cement sales volumes due to poor weather conditions in the fourth quarter and lower average selling prices for gypsum drywall. These factors were mostly offset by aggregate sales volumes from the Presque Isle acquisition and increased ready-mixed concrete and cement average selling prices due to implemented increases and changes in product mix. Canadian net sales were $883.2 million, an increase of $66.7 million or 8 percent. The increase was due to improving economic conditions in eastern Canada, increased infrastructure spending and project work in British Columbia and a strong oil and gas marketplace in northern Alberta, which helped improve ready-mixed concrete, aggregate and cement sales volumes and average selling prices.

  Construction Materials

     Net sales from construction materials operations in the U.S. and Canada were $1,575.7 million, an increase of 6 percent from 1999. Overall ready-mixed concrete shipments to customers were 10.7 million cubic yards in 2000, 2 percent higher than 1999, and aggregate sales volumes were 93.6 million tons, 15 percent higher than 1999. In the U.S., net sales increased by $14.5 million, or 2 percent, to $893.5 million. Ready-mixed concrete sales volumes decreased by 1 percent. Average selling prices for ready-mixed concrete in the U.S. regions increased by 4 percent due to implemented price increases and increased sales of higher-value ready-mixed concrete. Aggregate sales volumes in the U.S. increased by 18 percent, of which 6 percent was due to growth in our existing operations with the remainder coming from volumes associated with the Presque Isle, Michigan quarry acquired in June 2000. Despite general price increases, average selling prices decreased by 4 percent when compared to 1999. The reduced selling price was due to increased sales of lower-valued products and the impact of the Presque Isle quarry, which, because of its product mix, brought with it lower average prices than existing U.S. operations. In Canada, net sales increased by $74.8 million, or 12 percent, to $682.2 million, reflecting an increase in both sales volumes and average selling prices. Ready-mixed concrete sales volumes in Canada increased 4 percent from 1999 levels and average selling prices increased by 3 percent. Sales volumes increased over 1999 primarily due to increased project work. The increase in average selling price resulted from general price increases and increased sales of higher value ready-mixed concrete. Canadian aggregate sales volumes were 11 percent ahead of 1999 levels and average selling prices increased 6 percent. Volumes increased due to a strong market in Ontario, and higher infrastructure spending, increased activity in the oil and gas sector and project work in western Canada. The average selling price increase was mainly due to a shift in the product mix to more premium products.

  Cement and Cementitious Materials

     Net sales from cement operations increased by 1 percent to $1,215.4 million from $1,202.8 million in 1999 due to higher average selling prices. Cement sales volumes declined by 0.2 million tons to 14.1 million tons, which represents a 1 percent decline, while the average selling price per ton to customers, net of freight costs ("net realization"), increased by 1.5 percent. U.S. net sales decreased by $1.3 million to $919.4 million. Cement shipments through September were ahead of last year, but due to a 15 percent decline in the fourth quarter brought on by heavy snowfall and extremely cold weather, annual cement shipments declined 3 percent. Net realization in the U.S. increased only 1.4 percent due to competitive pressures in our markets. Canadian cement sales increased 5 percent to $296.0 million from $282.1 million in 1999. Cement shipments in Canada increased by 4 percent and net realization rose by 1.8 percent. The improvement in volumes was primarily due to a strong Northern Alberta market, again in oil and gas infrastructure spending, increased oil well cement sales and expanded project work. The increase of net realization resulted from improved product mix and annual price increases. Also included in sales of our cement operations are sales of cementitious material of $106 million, representing 2.8 million tons of slag and fly ash. This represents a 9 percent increase in sales from 1999.

  Gypsum

     Despite a 1 percent increase in sales volumes, net sales from gypsum operations decreased by 12 percent to $134.1 million from $152.5 million in 1999. Average selling prices declined nearly 20 percent compared to 1999 due to increased capacity in the industry and lower demand, with year-end prices more than 50 percent below those at year-end 1999. The volume increase is due to 137 million square feet of drywall sold from our new Silver Grove, Kentucky plant, which started production in June 2000. This increase was mostly offset by reduced sales of imported drywall and a decline in sales of drywall from our Newfoundland, Canada plant. A new drywall plant in northern Florida began operating in early 2001.

GROSS PROFIT AND COST OF GOODS SOLD

     Gross profit as a percentage of net sales decreased to 25 percent from 27 percent in 1999, reflecting a significant decline in gypsum results and modest reductions in the cement operations.

     Construction materials gross margin remained at 18 percent in 2000. This was due to higher ready-mixed concrete average selling prices in the U.S. and Canada and higher aggregate average selling prices in Canada. These factors were offset by higher material and fuel costs in all regions and increased operating costs in the western U.S. and in eastern and western Canada, as well as lower aggregate average selling prices in the U.S.

     Cement gross profit declined to 33 percent compared to 34 percent in 1999. The decline was the result of a 4 percent increase in cash production cost per ton partially offset by higher average selling prices. In the U.S., cash production cost per ton increased slightly compared to 1999. In Canada, cash production cost per ton increased by 9 percent, primarily due to increased natural gas costs at the Exshaw, Alberta plant and increased maintenance and purchased clinker costs at the Bath, Ontario plant, partially offset by lower maintenance and fuel costs and other operating efficiencies associated with the new kiln at the Richmond, British Columbia plant. The following table summarizes our cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                --------------
                                                                2000     1999
                                                                -----    -----
Cement production...........................................    13.53    13.55
Clinker production..........................................    11.93    11.76
Clinker capacity utilization................................       92%      97%
                                                                =====    =====

     Cement production was essentially in line with 1999, while clinker production was 1 percent higher than 1999. U.S. cement production totaled 8.3 million tons, down 2 percent. Clinker capacity utilization at U.S. plants declined to 96 percent due to increases in capacity at several plants and slightly reduced production. Canadian cement production was 5.2 million tons, up 3 percent. Canadian clinker capacity utilization decreased to 87 percent from 92 percent. This decline was due to an increase in capacity, compared to prior year, at the Richmond, British Columbia plant.

     Lafarge Gypsum's gross profit as a percentage of sales decreased by 32 percentage points to 5 percent, primarily due to erosion of selling prices during 2000 resulting from increased capacity in the industry, slowing demand, costs associated with the start-up of two new production facilities, as well as increased raw material and energy costs.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $269.4 million in 2000 compared with $235.0 million in 1999. The increase was due to growth in our construction materials business, increased staffing (particularly in the human resource and strategic development functions), the restructuring of the Canadian gypsum operations, increased costs to support the 1.8 billion square foot increase of gypsum drywall production capacity, costs associated with establishing a shared service center in our construction materials operations and the study and integration of several acquisitions throughout the year. Selling and administrative expenses as a percentage of net sales increased to 9.7 percent from 8.6 percent in 1999.

GOODWILL AMORTIZATION

     Amortization of goodwill was $17.2 million in both 2000 and 1999. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. We expect to amortize the remaining goodwill over periods ranging from 15 to 40 years, based on the expected economic lives of the assets purchased.

OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net, consists of items such as equity income and gains and losses from divestitures. Other (income) expense, net, was a gain of $29.0 million in 2000 compared with a gain of

$8.5 million in 1999. The $20.5 million increase was primarily due to increased pension income of $11.8 million, lower post-retirement benefits costs of $2.8 million and higher gains on asset dispositions of $3.0 million.

PERFORMANCE BY LINE OF BUSINESS

  Construction Materials

     Operating profit from construction materials operations (before corporate and unallocated expenses) was $192.1 million, $2.6 million higher than 1999. The improvement was due to higher ready-mixed concrete and aggregate sales volumes and higher average selling prices for ready-mixed concrete. These items were partially offset by higher liquid asphalt, diesel and natural gas costs in most regions. The significant increase in the cost of natural gas, diesel and liquid asphalt, as well as the costs associated with implementing a number of management training programs and establishing a shared service center for accounting and transaction processing, impacted year 2000 operating profit by approximately $15 million. U.S. operations earned $116.2 million, $1.4 million better than 1999. This increase was due to higher aggregate sales volumes of 18 percent, higher average selling prices for ready-mixed concrete of 4 percent and lower depreciation expense, partially offset by reduced ready-mixed concrete sales volumes of 1 percent, and increased material, delivery and overhead costs. Earnings in the eastern U.S. were favorably impacted by the acquisition of the Presque Isle quarry in June 2000 and the divestment of the unprofitable Maryland paving operations in 1999. In the western U.S., earnings were below prior year due to increased aggregate operating costs, primarily in central Missouri, reduced ready-mixed concrete sales volumes from poor weather conditions in the fourth quarter in the majority of our major markets and lower average selling prices for aggregate. The Canadian operations earned $75.9 million, $1.2 million better than 1999, primarily reflecting higher ready-mixed concrete and aggregate sales volumes of 4 percent and 11 percent, respectively, and higher average selling prices of 3 percent and 6 percent, respectively, partially offset by increased material, delivery and overhead costs.

  Cement and Cementitious Materials

     Operating profit from cement operations (before corporate and unallocated expenses) was $318.3 million, a $2.2 million or 1 percent decline from 1999. The decline was due to lower cement sales volumes and higher energy and operating costs, partially offset by increased net realization due to general price increases. For the full year, energy cost increases for process fuel and delivery totaled approximately $12 million. The most significant impact was at our Exshaw, Alberta plant. In the U.S., where we burn primarily coal and petroleum coke, the process fuel cost increase was limited. However, freight costs, particularly in the second half of the year, were affected more significantly. In the U.S., operating profit was $219.0 million, $3.5 million (2 percent) lower than 1999. The decline resulted from lower cement sales volumes of 3 percent due largely to poor weather in the fourth quarter and increased transportation costs. Our Canadian cement operations reported an operating profit of $99.3 million, $1.3 million higher than in 1999, primarily due to increased sales volumes of 4 percent and net realization of 2 percent which was largely offset by rising fuel costs and increased maintenance and purchased clinker at the Bath, Ontario plant. Operating profit from our cementitious business (slag and fly ash) included in the cement results was $22 million, an increase of $2 million from 1999.

  Gypsum

     Our gypsum drywall operations reported an operating loss of $18.0 million, a $59.9 million decline from last year's operating profit of $41.9 million. The swing in profitability was due to declining drywall prices, rising raw material costs, increased energy costs, costs associated with the start-up of the new Silver Grove, Kentucky plant in 2000, preparations to start-up the new Palatka, Florida plant in 2001, and additional administrative and marketing costs required to support a 1.8 billion square foot increase in production capacity. Average selling prices declined nearly 20 percent compared to 1999 with year-end prices off more than 50 percent from a year ago.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

     In 2000, EBIT was $430.7 million, a $50.9 million (11 percent) decline from 1999. This drop in profitability was due to the $59.9 million swing in our gypsum segment's results. Through the first three quarters of 2000, improvements in our construction materials and cement segments largely offset the reduction in gypsum profitability. However, heavy snowfall and extremely cold weather in the last quarter reversed these earlier gains. EBIT in the U.S. was $275.9 million, $58.6 million lower than 1999. EBIT from Canadian operations was $154.8 million, $7.7 million higher than 1999.

INTEREST EXPENSE

     Interest expense decreased by $12.1 million in 2000 to $50.6 million primarily due to an increase in capitalized interest. Interest capitalized was $11.7 million and $4.7 million in 2000 and 1999, respectively.

INTEREST INCOME

     Interest income increased $5.8 million in 2000. This increase is composed of $11.5 million of interest receivable from the Canadian Customs and Revenue Agency recorded as the result of the settlement of transfer pricing and cost sharing issues for the 1986 to 1994 calendar years (see "Income Taxes" in the Notes to the Consolidated Financial Statements for further information). This was partially offset by lower average Canadian short-term investment balances during 2000.

INCOME TAXES

     Income tax expense decreased from $161.4 million in 1999 to $146.5 million in 2000, primarily due to lower profits in 2000 in the United States and a reduction in our effective income tax rate to 36.3 percent in 2000 from 37.0 percent in 1999.

NET INCOME

     We reported net income of $257.4 million in 2000 compared with $275.4 million in 1999. The major reason for the decline in profitability was the losses incurred in our gypsum operations, as well as higher energy costs and higher selling and administrative expenses.

GENERAL OUTLOOK

     We expect earnings to improve in 2001, as most sectors of construction in the U.S. still appear to be fairly strong, particularly highway and public works construction. Residential construction, which is expected to weaken in 2001, should benefit from the recent reduction in interest rates. As the only nationwide supplier of construction materials in Canada, we are encouraged by projections that the economy in Canada will grow faster than in the U.S. this year, aided in part by a new round of tax cuts.

     The outlook for our construction materials operations in 2001 is positive. We expect demand for construction aggregate, ready-mixed concrete and our other products and services to remain high in the markets we serve. In 2001, we should benefit from a full year of operations of the Presque Isle acquisition and the Warren Paving merger. In addition, we expect operating profits to strengthen as one-time investment costs, expended in 2000, involving training programs and the establishment of a shared service center for accounting and transaction processing, have been completed.

     We believe that U.S. cement consumption in 2001 will remain at or close to the record levels achieved in 2000. While we expect new residential construction to decline somewhat in 2001, TEA-21 funding continues to be appropriated by the federal government, and we believe the outlook for road and highway construction in a number of our key markets is positive for 2001. Our expanding cementitious business -- slag and fly ash -- is becoming more important in our portfolio and should have a positive influence in 2001.

     In our gypsum business, the key unknown factor for 2001 is the evolution of selling prices. Recently announced price increases are a positive sign and may indicate that prices are stabilizing. With our two new drywall plants operating in 2001 and with the action plans we have implemented to improve efficiency and reduce costs, we believe that our gypsum operating performance should improve in 2001.

                          YEAR ENDED DECEMBER 31, 1999

NET SALES

     Net sales increased by 8 percent in 1999 to $2,721.6 million from $2,508.5 million in 1998. U.S. net sales increased 10 percent to $1,905.1 million. The improvement in U.S. sales was primarily due to the continuation of favorable economic conditions supporting demand in all three segments. Sales volumes and prices generally increased in construction materials, cement and gypsum. Canadian net sales were $816.5 million, an increase of $40.7 million or 5 percent. The increase was due to the improving economic conditions in eastern Canada, higher cement and ready-mix concrete prices, and increased aggregate volumes and prices. Other positive factors improving Canadian sales included the gypsum segment's purchase of a gypsum drywall factory and a joint compound manufacturing facility. These increases were partially offset by a slight decline of 0.2 percent in the average value of the Canadian dollar relative to the U.S. dollar and lower sales in western Canada.

  Construction Materials

     Net sales from construction materials operations in the U.S. and Canada were $1,486.4 million, which represents an increase of 6 percent from 1998. Ready-mixed concrete shipments to customers in the U.S. and Canada were 10.6 million cubic yards in 1999, 3 percent higher than 1998, while aggregate sales volumes of 81.6 million tons were essentially unchanged from last year. In the U.S., net sales increased by $71.0 million or 9 percent to $879.0 million. Ready-mixed concrete sales volumes increased by 4 percent as most major markets posted gains. Average selling prices in the U.S. regions increased by 3 percent due to increased sales of higher-valued ready-mixed concrete. Aggregate sales volumes in the U.S. decreased by 3 percent while average selling prices increased by 6 percent when compared to 1998. The decrease in aggregate sales volumes despite overall healthy demand was accounted for by softness in some key markets, such as New Mexico, Ohio and Maryland. In Canada, net sales increased by $12.8 million or 2 percent. This increase reflects an increase in the average selling price of most products. Ready-mixed concrete sales volumes in Canada increased 1 percent from 1998 levels while average selling prices increased by 3 percent. In eastern Canada, sales volumes were 13 percent higher and average selling prices were slightly higher than 1998 levels. Several acquisitions in 1999 as well as increased project work and mild weather combined to increase sales. Western Canada ready-mixed concrete volumes were below prior year by 11 percent; however, average selling prices increased by 7 percent. The volume decline was primarily due to the weak economy in British Columbia and depressed commodity prices for most of the year in the Prairie Provinces. Canadian aggregate sales volumes were 7 percent ahead of 1998 levels and average selling prices increased 4 percent. Volumes in eastern Canada increased by 10 percent with an average selling price increase of 6 percent. The average selling price increase was mainly due to a shift in the product mix to premium products coupled with strong prices in recently acquired operations. Aggregate volumes in western Canada remained relatively flat while average selling prices increased only slightly, mainly due to the weak economic conditions in British Columbia.

  Cement and Cementitious Materials

     Net sales from cement operations increased by 7 percent to $1,202.8 million from $1,123.7 million in 1998 due to higher sales volumes and average selling prices. Cement sales volumes increased by 0.7 million tons to 14.3 million tons, which represents a 5 percent increase, while the average selling price per ton to customers net of freight costs ("net realization") increased by 2 percent. U.S. net sales increased by $69.9 million to $920.7 million, an 8 percent improvement, which reflects high levels of construction spending. Cement shipments advanced 6 percent as most major markets posted gains. Net realization in the U.S. increased 2 percent. Canadian cement sales increased 3 percent to $282.1 million from $272.9 million. Cement shipments in Canada increased by 1 percent while net realization increased by 3 percent. In eastern Canada, cement sales volumes and net realization increased by 7 percent and 4 percent, respectively. Cement shipments in the Atlantic provinces were 11 percent higher than in 1998 primarily due to increased commercial and public works projects. Quebec and Ontario experienced increased shipments of 8 percent and 5 percent, respectively, due to increases in residential and commercial construction related to continued strengthening of the provincial economies. In western Canada, cement shipments were 6 percent lower than 1998, reflecting weaker demand in all major markets. The two major factors were the negative impact on British Columbia of the depressed Asian economy, low world commodity prices and lower sales of oil well cement due to a decline in drilling activity.

  Gypsum

     Net sales from gypsum operations increased by 49 percent to $152.5 million from $102.4 million in 1998. Strong market demand in the residential and commercial construction sectors resulted in average selling price increases of 22 percent. Volumes also increased by 22 percent to 890 million square feet. Due to productivity improvements, both U.S. gypsum plants achieved record production levels for the second straight year. Volumes from existing facilities in Wilmington, Delaware and Buchanan, New York rose by 43 million square feet or 6 percent. Volumes from the recently acquired drywall plant in Newfoundland, Canada and volumes of imported drywall of 87 million and 30 million square feet, respectively, accounted for the remaining increase. We announced the construction of two state-of-the-art gypsum drywall plants in northern Kentucky and northern Florida during the year. When the plants begin operating in mid-2000 and early 2001, respectively, Lafarge's gypsum drywall capacity should increase to more than 2.5 billion square feet per year.

GROSS PROFIT AND COST OF GOODS SOLD

     Gross profit as a percentage of net sales increased to 27 percent from 26 percent in 1998, reflecting improvements in most major product lines.

     Construction materials gross profit was comparable to 1998 at 18 percent. The U.S. and Canada both experienced higher aggregate and ready-mixed concrete average selling prices. These were offset by higher material costs in all regions and increased operating costs in the eastern and western U.S. and in western Canada.

     Cement gross profit was 34 percent compared with 33 percent in 1998. The improvement resulted from higher average selling prices partially offset by a 2 percent increase in cash production cost per ton. In Canada, cash production cost per ton increased by 3 percent primarily due to increased maintenance and higher power costs at the Woodstock, Ontario plant, and increased fuel costs at the Exshaw, Alberta and the old Richmond, British Columbia plants. In addition, costs were negatively impacted by costs associated with the start-up of the new kiln at the Richmond plant. These were partially offset by a slight improvement in cash production cost per ton in the U.S. Cement cost per ton is heavily influenced by plant capacity utilization. The following table summarizes our cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

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

     Lafarge Gypsum's gross profit as a percentage of sales increased by 7 percentage points to 37 percent. This was primarily due to four price increases during the year resulting from favorable market conditions. For the second straight year, both U.S. plants set production records in 1999. These favorable factors were offset somewhat by the impact of the higher costs associated with the imported drywall and lower margins associated with the new Canadian operations.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $235.0 million in 1999 compared with $216.8 million in 1998. The increase was due to the purchase and integration of several acquisitions throughout the year, financial system upgrades in all segments and an increase in consulting fees paid due to the Year 2000 compliance program. Additionally, gypsum operations saw increases due to the implementation of changes to their marketing, administrative and customer service areas that were necessary to support the planned growth of the gypsum division. Despite this, selling and administrative expenses as a percentage of net sales remained unchanged from 1998 at 8.6 percent.

GOODWILL AMORTIZATION

     Amortization of goodwill was $17.2 million in 1999 compared with $17.6 million in 1998. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. We expect to amortize the remaining goodwill over periods ranging from 15 to 40 years, based on the expected economic lives of the assets purchased.

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

PERFORMANCE BY LINE OF BUSINESS

  Construction Materials

     Operating profit from construction materials operations (before corporate and unallocated expenses) was $189.5 million, $18.2 million higher than 1998. The improvement was due to higher ready-mixed concrete sales volumes in both the U.S. and Canada and higher average selling prices for ready-mixed concrete and aggregate in the U.S. and Canada, partially offset by higher material and delivery costs in most regions. U.S. operations earned $114.8 million, $12.8 million better than 1998 due to increased ready-mixed concrete sales volumes of 4 percent and higher average selling prices for both ready-mixed concrete and aggregate of 3 percent and 6 percent, respectively, partially offset by reduced aggregate volumes of 3 percent and increased material and delivery costs. The Canadian operations earned $74.7 million, $5.3 million better than 1998, primarily reflecting higher ready-mixed concrete and aggregate sales volumes of 1 percent and 7 percent, respectively, and higher average selling prices of 3 percent and 4 percent, respectively. In eastern Canada, higher shipments and increased average selling prices in all markets contributed to higher earnings. Earnings in western Canada were below prior year due to lower ready-mixed concrete sales volumes and increased material costs partially offset by increased average selling prices.

  Cement and Cementitious Materials

     Operating profit from cement operations (before corporate and unallocated expenses) was $320.5 million, a $31.8 million or 11 percent improvement from 1998. In the U.S., operating profit was $222.5 million, $36.3 million or 19.5 percent higher than 1998. The improvement was due to 7 percent higher shipments and a 2 percent increase in net realization partly offset by higher plant costs and increased clinker and cement purchases (to supplement production). Of the 7 percent increase in cement shipments, 1.7 percent was due to the acquisition of the Seattle, Washington cement plant on October 16, 1998. Our Canadian cement operations reported an operating profit of $98.0 million, $4.5 million worse than in 1998 primarily due to reduced volumes in western Canada. This was partially offset by increased volumes in eastern Canada. Canadian cement cash cost per ton was 3 percent higher than 1998 levels mainly due to increased maintenance and higher power costs at the Woodstock, Ontario plant, increased contract work due to the start-up of the new kiln at the Richmond, British Columbia plant and higher fuel costs at the Exshaw, Alberta plant.

  Gypsum

     Our gypsum drywall operations reported an operating profit of $41.9 million, which was more than double last year's operating profit of $20.0 million. Operating margins increased from 19.5 percent in 1998 to 27.5 percent in 1999 primarily due to a strong market throughout the year that supported four price increases. The existing plants also improved operating efficiencies.

EARNINGS BEFORE INTEREST AND TAXES (EBIT)

     In 1999, EBIT was $481.6 million, a $74.6 million or 18 percent improvement from 1998, reflecting better results in most of our operations. Growing cement volumes in the U.S. and eastern Canada, outstanding results of Lafarge Gypsum and higher profits in our construction materials business in Colorado and eastern Canada contributed to the improvement. EBIT in the U.S. was $334.5 million, $75.0 million better than in 1998. EBIT from Canadian operations was $147.1 million, $0.4 million lower than 1998 as a depressed western Canadian economy offset the gains realized in eastern Canada.

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

INCOME TAXES

     Income tax expense increased from $144.3 million in 1998 to $161.4 million in 1999 due to higher profits in both the U.S. and Canada. Our effective income tax rate was 37.0 percent in 1999 and 38.0 percent in 1998.

NET INCOME

     We reported net income of $275.4 million in 1999 compared with $235.5 million in 1998. The 17 percent improvement resulted from higher volumes in most of our product lines. Higher cement, ready-mixed concrete, aggregate and gypsum drywall average selling prices also contributed to the improvement. These increases were partially offset by higher interest expense and higher selling and administrative expenses.

OTHER FACTORS AFFECTING THE COMPANY

  Environmental Matters

     Our operations, like those of our competitors, are subject to state, federal, local and Canadian environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as "Superfund," and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 ("RCRA"). Under Superfund's current broad liability provisions, the U.S. Environmental Protection Agency ("EPA") may commence a civil action against potentially responsible parties ("PRPs") or order PRPs to remediate sites containing hazardous substances and pollution associated with past or ongoing practices. Under Superfund, strict liability for cleanup costs can be imposed even if a PRP was not directly responsible for site conditions. In addition, the liability is joint and several, which means that the EPA can seek the entire cost of cleaning up a site from one PRP, even if other PRPs were responsible for a substantial portion of the contamination. Some of the environmental laws intended to control or prevent pollution include the pollution control provisions of RCRA (controlling solid and hazardous wastes), the Clean Water Act (controlling discharge of pollutants into the waters of the U.S.) and the Clean Air Act (controlling emission of pollutants into the atmosphere).

     To prevent, control and remediate environmental problems and maintain compliance with permitting requirements, we maintain an environmental program designed to monitor and control environmental matters. This program is based upon our environmental policy and includes recruitment, training and retention of personnel experienced in environmental matters. Company employees are responsible for identifying potential environmental issues and bringing them to the attention of management who are responsible for addressing environmental matters. In this regard, we require local/regional management to immediately report to corporate management any spills or material instances of non-compliance. Further, routine environmental matters are required to be reported quarterly. If necessary, we engage outside consultants to determine an appropriate course of action and estimate the likely financial exposure presented by the environmental matter. We routinely audit our properties to determine whether remediation is required, the adequacy of accruals for such remediation, the status of remedial activities and whether improvements to the site are required to meet current and future permit or other requirements under the environmental laws. Our program also includes an environmental recognition award program, an environmental report, and a voluntary environmental partnership with the World Wildlife Fund focusing on biodiversity, indicators to measure continuing environmental improvement, and development of a CO(2) reduction initiative.

     We are involved in one Superfund remediation. At this site, which the EPA has listed on the National Priority List, several PRPs have initiated an action against 47 other parties, including us. The suit alleges that a predecessor of ours sold equipment containing hazardous substances that may now be present at the site. It appears that the U.S. Department of Defense is the largest disposer and that many others may have disposed large amounts of hazardous substances at this site. Our management believes that this matter is not material to us. In 1999, the EPA delisted a site where we were a potentially responsible party and remedial activities had been completed. In December 1999, an action was filed against us and five others to recover response activity costs incurred by the state of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. We are vigorously defending this action and believe it will not materially impact us. We may also be involved in certain environmental enforcement matters. During 2000, no material enforcement matters were initiated, resolved or outstanding.

     We record environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Accruals are adjusted when further information or additional studies warrant. Environmental accruals are undiscounted estimates of required remediation costs without offset of potential insurance or other claims. When such recoveries become probable, those amounts are reflected as receivables in the financial statements, and are not netted against the accruals. Recorded environmental liabilities are not material to us. While we believe the possibility of incurring material environmental liability in excess of recorded amounts is remote, we may incur environmental costs in excess of amounts recorded at December 31, 2000.

     Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. For the years ended December 31, 2000, 1999 and 1998, our environmental capital expenditures and remediation expenses were not material. However, our environmental expenditures have increased and are likely to increase in the future. Currently, proposed changes or new environmental laws or regulations include: promulgation of revised EPA Boiler and Industrial Furnaces regulations under RCRA and the maximum achievable control technology provision of the Clean Air Act; promulgation of new cement kiln dust management standards under RCRA and implementation under state solid waste laws and regulations; promulgation of final Clean Air Act maximum achievable control technology regulations governing air toxic emissions from non-waste burning cement plants; state revisions of (Clean Air Act) state implementation plans to require NOx reductions for cement plants operating in certain areas east of the Mississippi; state revisions of (Clean Air Act) state implementation plans to require reduction of particulate matter particles 2.5 microns or less from our various operations; new permit requirements under Title V of the Clean Air Act; and the potential U.S. Senate ratification and enactment of legislation to implement the Kyoto Protocol which may require us to reduce CO(2) emissions. We cannot presently determine whether these proposed changes will require capital expenditures or other remedial actions, or the effect of such changes on our financial statements. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement-related activities and costs, we cannot determine at this time whether capital expenditures and other remedial actions that we may be required to undertake in the future will materially affect our financial position, results of operations or liquidity. With respect to known environmental contingencies, we have recorded provisions for estimated probable liabilities and do not believe that the ultimate resolution of such matters will have a material adverse effect on our financial condition, results of operations or liquidity.

                     MANAGEMENT'S DISCUSSION OF CASH FLOWS

     The Consolidated Statements of Cash Flows summarize our main sources and uses of cash. These statements show the relationship between the operations presented in the Consolidated Statements of Income and liquidity and financial resources depicted in the Consolidated Balance Sheets.

     Our liquidity requirements arise primarily from the funding of our capital expenditures, working capital needs, debt service obligations and dividends. We usually meet our operating liquidity needs through internal generation of cash except in the event of significant acquisitions. Short-term borrowings are generally used to fund seasonal operating requirements, particularly in the first two calendar quarters.

CASH FLOWS FROM OPERATIONS

     The net cash provided by operations for each of the three years presented reflects our net income adjusted for non-cash items. The changes in working capital are discussed in Management's Discussion of Financial Position.

     Depreciation, depletion and amortization in 2000 remained at 1999 levels because increases from capital expenditures and acquisitions were offset by lower depreciation expense in our construction materials business. In conformity with prior year practices, we continually evaluate our long-lived assets and adjust the depreciable lives accordingly. Depreciation, depletion and amortization increased in 1999 from 1998 due to depreciation and depletion associated with various acquisitions and other capital projects completed in 1998 and 1999. The changes in working capital are discussed in Management's Discussion of Financial Position.

CASH FLOWS FROM INVESTING

     Capital expenditures increased in 2000 due largely to ongoing development projects such as the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants and the Sugar Creek, Missouri cement plant expansion. Capital expenditures are expected to be approximately $400 million to $450 million in 2001 (excluding acquisitions). We intend to invest in projects that maintain or improve the performance of our plants as well as in acquisition opportunities that we believe will enhance our competitive position in the U.S. and Canada. In 2001 we expect to spend approximately $60 million on slag production and grinding operations in Chicago, $40 million on the Sugar Creek, Missouri cement plant, $19 million on the optimization of our Joppa, Illinois cement plant and $17 million on the completion of the Palatka, Florida gypsum drywall plant, which began operations in early 2001. Spending on acquisitions increased $184 million from 1999 due to the merger with the Warren Paving and Materials group in late December and the acquisition of the Presque Isle quarry in June 2000. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $29 million in 2000 compared to $46 million in 1999.

     Capital expenditures increased in 1999 from 1998 due to various projects such as the construction of the Silver Grove, Kentucky gypsum drywall plant and the Richmond, British Columbia and Sugar Creek, Missouri cement plant expansions. Spending for acquisitions in 1999 fell below the prior year due to the acquisition of the Seattle, Washington cement plant, American Flyash and the Texada quarry in the prior year. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items, including the disposition of asphalt and paving operations in Maryland, totaled $46 million for 1999 and $23 million for 1998.

CASH FLOWS FROM FINANCING

     In 2000, net cash provided by financing increased $122 million due to an increase in short-term borrowings, partially offset by the repurchase of common stock (see "Common Equity Interests" in the Notes to Consolidated Financial Statements concerning the buyback program of common stock).

     On June 3, 1998, we acquired a number of construction materials businesses from Lafarge S.A., our majority shareholder, for $690 million in cash. This use of cash is reflected in the Consolidated Statements of Cash Flows as a repayment of a $690 million payable to Lafarge S.A., which was replaced in July 1998 with long-term senior notes with a face value of $650 million and proceeds, net of deferred losses on forward treasury lock and original issue discount, of $632 million.

     We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and have a syndicated, committed, five-year revolving credit facility with nine participants totaling $300 million. At December 31, 2000 and 1999, no amounts were outstanding under these credit facilities.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL POSITION

     The Consolidated Balance Sheets summarize our financial position at December 31, 2000 and 1999.

     We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. As more fully described in the Notes to Consolidated Financial Statements, we primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate changes on anticipated debt issuances. The value reported for Canadian dollar denominated net assets decreased from December 31, 1999 as a result of a decrease in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 2000, the U.S. dollar equivalent of a Canadian dollar was $0.67 versus $0.69 at December 31, 1999. Based on 2000 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, our consolidated net assets would change by approximately 4 percent and net income would change by approximately 4 percent. Liquidity is not materially impacted, however, since Canadian earnings are considered to be permanently invested in Canada.

     Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes ($7.1 million), decreased $14.8 million from December 31, 1999 to December 31, 2000. Accounts receivable, excluding an exchange rate impact of $6.6 million, decreased $29.2 million primarily because during 2000 we entered into a receivables securitization program to provide us with an additional source of working capital and short-term financing. Inventories increased $89.0 million, excluding the exchange rate impact of $4.8 million, due to lower levels of sales in the fourth quarter and the growth of the business. The increase of $95.8 million, excluding the exchange rate impact of $5.4 million, in accounts payable and accrued liabilities resulted mainly from our growth and the timing of purchases and payments. Income taxes payable decreased $12.0 million, with no exchange rate impact, due to a decline in the effective rates, decreased levels of income and timing of payments.

     Net property, plant and equipment increased $526.6 million during 2000, excluding the exchange rate impact of $22.5 million, primarily due to acquisitions, the expansion of the Sugar Creek, Missouri cement plant, the construction of the Palatka, Florida and Silver Grove, Kentucky drywall plants. Capital expenditures and acquisitions of fixed assets totaled $673.7 million. The excess of cost over net tangible assets of businesses acquired relates primarily to the Redland, Warren and Presque Isle transactions. Our capitalization is summarized in the following table:

                                                               DECEMBER 31
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Long-term debt..............................................   21.7%    25.5%
Other long-term liabilities and minority interests..........   18.4%    12.6%
Shareholders' equity........................................   59.9%    61.9%
                                                              -----    -----
          Total capitalization..............................  100.0%   100.0%
                                                              =====    =====

     The decrease in long-term debt is discussed in Management's Discussion of Cash Flows. The decrease in shareholders' equity as a percentage of total capitalization is discussed in Management's Discussion of Shareholders' Equity.

                MANAGEMENT'S DISCUSSION OF SHAREHOLDERS' EQUITY

     The Consolidated Statements of Shareholders' Equity summarize the activity in each component of shareholders' equity for the three years presented. In 2000, shareholders' equity increased by $169.3 million, mainly from net income of $257.4 million and the issuance of a warrant for $14.4 million. These were partially offset by dividend payments, net of reinvestments, of $18.7 million, a change in the foreign currency translation adjustment of $37.1 million (resulting from a 4 percent decrease in the value of the Canadian dollar relative to the U.S. dollar) and share repurchases of $49.9 million.

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

     Common equity interests include our $1.00 par value per share Common Stock and the Lafarge Canada Inc. Exchangeable Preference Shares, which are exchangeable into our Common Stock and have comparable voting, dividend and liquidation rights. Our Common Stock is traded on the New York and Toronto Stock Exchanges under the ticker symbol "LAF" and the Exchangeable Preference shares on the Toronto Stock Exchange under the ticker symbol "LCI.PR.E."

     The following table reflects the range of high and low closing prices of Common Stock by quarter for 2000 and 1999 as quoted on the New York Stock
Exchange:

                                                                     QUARTERS ENDED
                                                     -----------------------------------------------
                                                     MAR 31       JUN 30       SEP 30         DEC 31
                                                     ------       ------       ------         ------
2000 Stock Prices
       High...................................       $27.75       $31.81       $26.13         $23.63
       Low....................................        19.25        21.00        20.75          16.75
1999 Stock Prices
       High...................................       $40.69       $37.25       $35.06         $31.13
       Low....................................        27.13        27.06        26.38          25.94

     Dividends are summarized in the following table (in thousands, except per share amounts):

                                                              YEARS ENDED DECEMBER 31
                                                        -----------------------------------
                                                         2000          1999          1998
                                                        -------       -------       -------
Common equity dividends..........................       $43,986       $43,696       $36,880
Less dividend reinvestments......................       (25,324)      (19,474)       (3,736)
                                                        -------       -------       -------
Net cash dividend payments.......................       $18,662       $24,222       $33,144
                                                        =======       =======       =======
Common equity dividends per share................       $  0.60       $  0.60       $  0.51
                                                        =======       =======       =======

     The Board of Directors increased the quarterly dividend per share to $0.15 at our October 1998 Board of Directors meeting. There have been no changes in the dividend rate since October 1998.

        MANAGEMENT'S DISCUSSION OF SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data highlights certain significant trends in our financial condition and results of operations.

     Net sales in 1997 increased 10 percent mainly due to increased product shipments, higher cement and ready-mixed concrete prices and the first full year of operations of the gypsum drywall business. In 1998, net sales increased by 36 percent primarily due to the addition of the Redland operations as well as increased shipments and prices. In 1999, net sales increased by 8 percent primarily due to favorable economic conditions supporting demand in most segments and increased average selling prices. In 2000, net sales increased by 2 percent due to acquisitions throughout our operations and improving economic conditions, increased infrastructure spending and project work in Canada, partially offset by poor weather conditions in the fourth quarter in our U.S. operations and a 20 percent decline in average selling prices of gypsum drywall. See Management's Discussion of Income for additional details.

     Inflation rates in recent years have not been a significant factor in our net sales or earnings growth; however, in 2000 we saw a rapid increase in fuel costs for our mobile fleet as well as in natural gas costs, most notably in our cement plant at Exshaw, Alberta and in our gypsum and asphalt operations. We continually attempt to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs, including, where possible, the use of alternative fuels -- for example, at our Exshaw, Alberta cement plant we have launched a project to enable the plant to burn coal instead of natural gas. We compete with other suppliers of our products in all of our markets. The ability to recover increasing costs by obtaining higher prices for our products varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

     Net cash provided by operations consists of net income adjusted primarily for depreciation and changes in operating working capital. We are in a capital-intensive industry and, as a result, we recognize large amounts of depreciation. We have used our cash provided by operations to expand our markets, improve the performance of our plants and other operating equipment, and for the years prior to the Redland acquisition, to reduce debt.

     During 1998, we acquired Redland for $690 million. Since we acquired Redland from our majority shareholder, we treated the acquisition similar to a pooling of interests. Consequently, Redland's balance sheet was consolidated with our balance sheet at December 31, 1997 and Redland's operating results were consolidated with ours for the full year 1998.

     Capital expenditures and acquisitions, excluding Redland, totaled $1,712.4 million over the past five years, which included: the purchase of three gypsum drywall facilities and the construction of new drywall plants in Kentucky and Florida; acquisition of a cement plant and related limestone quarry; cement plant projects to increase production capacity and reduce costs including the new Richmond, British Columbia cement plant and the Sugar Creek, Missouri cement plant currently under construction; the installation of receiving and handling facilities for substitute fuels and raw materials; the building and purchasing of additional distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the expansion of our cementitious operations; the expansion of asphalt paving and aggregate operations through the merger with the Warren Paving and Materials group in late December 2000; the acquisition of ready-mixed concrete plants and aggregate operations, including our acquisition of the Presque Isle quarry in June 2000; and the renewal of the construction materials mobile equipment fleet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is contained in a) "Management's Discussion of Financial Position" in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in Item 7 of Part II of this Annual Report and is incorporated herein by reference, and b) the "Debt" note of the Notes to Consolidated Financial Statements reported in Item 8 of
Part II of this Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Report:
  Report of Independent Public Accountants, Arthur Andersen
     LLP....................................................   46

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   47
  Consolidated Statements of Income for the Years Ended
     December 31, 2000, 1999 and 1998.......................   48
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998...........   49
  Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 2000, 1999 and 1998...........   50
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................   51
  Notes to Consolidated Financial Statements................   52

Financial Statement Schedule:
  Schedule II -- Consolidated Valuation and Qualifying
     Accounts for the Years Ended December 31, 2000, 1999
     and 1998...............................................   75

  All other schedules are omitted because they are not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge Corporation:

     We have audited the accompanying consolidated balance sheets of Lafarge Corporation (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lafarge Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
January 25, 2001

                      LAFARGE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash and cash equivalents...................................  $  214,089   $  237,812
Short-term investments......................................          --       91,626
Receivables, net............................................     385,912      421,796
Inventories.................................................     372,423      288,200
Deferred tax assets.........................................      45,014       43,015
Other current assets........................................      59,147       53,052
                                                              ----------   ----------
          Total current assets..............................   1,076,585    1,135,501
Property, plant and equipment, net..........................   2,122,390    1,618,319
Excess of cost over net tangible assets of businesses
  acquired, net.............................................     438,345      335,464
Other assets................................................     265,264      204,158
                                                              ----------   ----------
          TOTAL ASSETS......................................  $3,902,584   $3,293,442
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  502,030   $  411,677
Income taxes payable........................................      48,199       60,222
Short-term borrowings and current portion of long-term
  debt......................................................     190,250       36,986
                                                              ----------   ----------
          Total current liabilities.........................     740,479      508,885
Long-term debt..............................................     687,448      710,335
Minority interests..........................................     117,010        5,606
Other long-term liabilities.................................     465,478      345,732
                                                              ----------   ----------
          Total Liabilities.................................   2,010,415    1,570,558
                                                              ----------   ----------
Common Equity
  Common stock ($1.00 par value; authorized 150.0 million
     shares; issued 67.5 and 68.7 million shares,
     respectively)..........................................      67,492       68,686
  Exchangeable shares (no par or stated value; authorized
     24.3 million shares; issued 4.5 million shares)........      34,402       32,957
Additional paid-in capital..................................     690,072      697,324
Retained earnings...........................................   1,237,117    1,023,736
Accumulated other comprehensive income (loss)...............    (136,914)     (99,819)
                                                              ----------   ----------
          Total Shareholders' Equity........................   1,892,169    1,722,884
                                                              ----------   ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $3,902,584   $3,293,442
                                                              ==========   ==========

              See the Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except amounts per common equity share)

                                                                  YEARS ENDED DECEMBER 31
                                                        --------------------------------------------
                                                           2000             1999             1998
                                                        ----------       ----------       ----------
NET SALES........................................       $2,787,629       $2,721,637       $2,508,533
                                                        ----------       ----------       ----------
Costs and expenses
  Cost of goods sold.............................        2,099,332        1,996,321        1,859,314
  Selling and administrative.....................          269,368          235,027          216,829
  Amortization of goodwill.......................           17,213           17,164           17,586
  Other (income) expense, net....................          (29,036)          (8,492)           7,757
  Interest expense...............................           50,620           62,736           47,652
  Interest income................................          (23,697)         (17,905)         (20,429)
                                                        ----------       ----------       ----------
          Total costs and expenses...............        2,383,800        2,284,851        2,128,709
                                                        ----------       ----------       ----------
Earnings before income taxes.....................          403,829          436,786          379,824
Income taxes.....................................          146,462          161,412          144,324
                                                        ----------       ----------       ----------
NET INCOME.......................................       $  257,367       $  275,374       $  235,500
                                                        ==========       ==========       ==========
NET INCOME PER SHARE-BASIC.......................       $     3.51       $     3.79       $     3.27
                                                        ==========       ==========       ==========
NET INCOME PER SHARE-DILUTED.....................       $     3.51       $     3.77       $     3.24
                                                        ==========       ==========       ==========
DIVIDENDS PER SHARE..............................       $     0.60       $     0.60       $     0.51
                                                        ==========       ==========       ==========

              See the Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                        YEARS ENDED DECEMBER 31
                                    ---------------------------------------------------------------
                                           2000                  1999                  1998
                                    -------------------   -------------------   -------------------
                                      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                                    ----------   ------   ----------   ------   ----------   ------
COMMON EQUITY INTERESTS
  COMMON STOCK
     Balance at January 1.........  $   68,686   68,686   $   67,370   67,370   $   65,268   65,268
     Share repurchases............      (2,469)  (2,469)          --       --           --       --
     Issuance of shares for:
       Dividend reinvestment
          plans...................       1,173    1,173          677      677           83       83
       Employee stock purchase
          plan....................          61       61           47       47           31       31
     Conversion of Exchangeable
       Shares.....................          13       13          502      502        1,527    1,527
     Exercise of stock options....          28       28           90       90          461      461
                                    ----------   ------   ----------   ------   ----------   ------
     Balance at December 31.......  $   67,492   67,492   $   68,686   68,686   $   67,370   67,370
                                    ==========   ======   ==========   ======   ==========   ======
  EXCHANGEABLE SHARES
     Balance at January 1.........  $   32,957    4,472   $   35,814    4,936   $   45,259    6,409
     Issuance of shares for:
       Dividend reinvestment
          plan....................         699       31          505       17          966       29
       Employee stock purchase
          plan....................         837       33          147       21          172       25
     Conversion of Exchangeable
       Shares.....................         (91)     (13)      (3,509)    (502)     (10,583)  (1,527)
                                    ----------   ------   ----------   ------   ----------   ------
     Balance at December 31.......  $   34,402    4,523   $   32,957    4,472   $   35,814    4,936
                                    ==========   ======   ==========   ======   ==========   ======
ADDITIONAL PAID-IN CAPITAL
  Balance at January 1............  $  697,324            $  672,555            $  649,082
  Share repurchases...............     (47,407)                   --                    --
  Issuance of shares for:
       Dividend reinvestment
          plans...................      23,452                18,292                 2,687
       Employee stock purchase
          plan....................       1,493                 2,055                 1,923
  Conversion of Exchangeable
     Shares.......................          78                 3,007                 9,056
  Exercise of stock options.......         696                 1,415                10,170
  Issuance of warrants............      14,436                    --                    --
  Other...........................          --                    --                  (363)
                                    ----------            ----------            ----------
  Balance at December 31..........  $  690,072            $  697,324            $  672,555
                                    ==========            ==========            ==========
RETAINED EARNINGS
  Balance at January 1............  $1,023,736            $  792,058            $  593,438
  Net income......................     257,367               275,374               235,500
  Dividends -- common equity
     interests....................     (43,986)              (43,696)              (36,880)
                                    ----------            ----------            ----------
  Balance at December 31..........  $1,237,117            $1,023,736            $  792,058
                                    ==========            ==========            ==========
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance at January 1............  $  (99,819)           $ (152,623)           $  (97,359)
  Foreign currency translation
     adjustments..................     (37,095)               52,804               (55,264)
                                    ----------            ----------            ----------
  Balance at December 31..........  $ (136,914)           $  (99,819)           $ (152,623)
                                    ==========            ==========            ==========
TOTAL SHAREHOLDERS' EQUITY........  $1,892,169            $1,722,884            $1,415,174
                                    ==========            ==========            ==========

              See the Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                  YEARS ENDED DECEMBER 31
                                                         ------------------------------------------
                                                           2000             1999             1998
                                                         --------         --------         --------
NET INCOME........................................       $257,367         $275,374         $235,500
  Foreign currency translation adjustments........        (37,095)          52,804          (55,264)
                                                         --------         --------         --------
COMPREHENSIVE INCOME..............................       $220,272         $328,178         $180,236
                                                         ========         ========         ========

              See the Notes to Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATIONS
  Net income..............................................  $ 257,367   $ 275,374   $ 235,500
  Adjustments to reconcile net income to net cash provided
     by operations
     Depreciation, depletion and amortization.............    168,294     168,272     156,782
     Provision for bad debts..............................      2,451       2,490       3,395
     Deferred income taxes................................     12,156      10,457      17,331
     Gain on sale of assets...............................    (12,769)    (10,750)     (2,964)
     Other noncash charges and credits, net...............    (16,723)      6,507      (9,948)
     Net change in operating working capital (see Analysis
       below)*............................................     76,810     (53,832)    (23,971)
                                                            ---------   ---------   ---------
Net Cash Provided by Operations...........................    487,586     398,518     376,125
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING
  Capital expenditures....................................   (431,698)   (315,724)   (224,353)
  Acquisitions, net of cash acquired......................   (242,036)    (58,268)    (99,280)
  Redemptions (purchases) of short-term investments,
     net..................................................     91,626     (74,556)    138,298
  Proceeds from property, plant and equipment
     dispositions.........................................     29,083      45,939      22,910
  Other...................................................    (10,990)     12,603        (541)
                                                            ---------   ---------   ---------
Net Cash Used for Investing...............................   (564,015)   (390,006)   (162,966)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING
  Repayment of Lafarge S.A. payable.......................         --          --    (690,000)
  Issuance of senior notes, net...........................         --          --     631,597
  Other repayment of long-term debt.......................    (30,317)    (31,370)    (30,636)
  Issuance (repayment) of short-term borrowings, net......    156,804      (9,491)     14,730
  Issuance of equity securities, net......................      3,115       3,944      12,757
  Repurchase of common stock..............................    (49,876)         --          --
  Dividends, net of reinvestments.........................    (18,662)    (24,222)    (33,144)
  Financing costs and other...............................         --          --        (951)
                                                            ---------   ---------   ---------
Net Cash Provided (Consumed) by Financing.................     61,064     (61,139)    (95,647)
                                                            ---------   ---------   ---------
Effect of exchange rate changes...........................     (8,358)     19,301     (20,537)
                                                            ---------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents......    (23,723)    (33,326)     96,975
Cash and Cash Equivalents at January 1....................    237,812     271,138     174,163
                                                            ---------   ---------   ---------
Cash and Cash Equivalents at December 31..................  $ 214,089   $ 237,812   $ 271,138
                                                            =========   =========   =========
*ANALYSIS OF CHANGES IN OPERATING WORKING CAPITAL ITEMS
  Receivables, net........................................  $ 148,562   $ (85,211)  $ (18,217)
  Inventories.............................................    (48,077)    (33,842)    (16,566)
  Other current assets....................................        746     (24,554)       (822)
  Accounts payable and accrued liabilities................     (7,932)     46,490      28,789
  Income taxes payable....................................    (16,489)     43,285     (17,155)
                                                            ---------   ---------   ---------
NET CHANGE IN OPERATING WORKING CAPITAL...................  $  76,810   $ (53,832)  $ (23,971)
                                                            =========   =========   =========

              See the Notes to Consolidated Financial Statements.

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

     Lafarge operates in the U.S. and throughout Canada. The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge's wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with substitute fuels and raw materials. Lafarge S.A., a French corporation, and certain of its affiliates ("Lafarge S.A.") own a majority of the voting securities of Lafarge, including the company's outstanding Common Stock, par value $1.00 per share (the "Common Stock"), and LCI's Exchangeable Preference Shares (the "Exchangeable Shares").

ACCOUNTING AND FINANCIAL REPORTING POLICIES

  Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results may differ from these estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which the company has less than a majority ownership are accounted for by the equity method. Certain reclassifications have been made to prior years to conform to the 2000 presentation.

  Foreign Currency Translation

     The company uses the U.S. dollar as its functional currency for operations in the U.S. and the Canadian dollar for LCI. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for this subsidiary are translated using the average exchange rate during the year. Foreign currency translation adjustments are included in "accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders' Equity.

  Cash and Cash Equivalents

     The company considers liquid investments purchased with an original maturity of three months or less to be cash equivalents. Because of the short maturity, their carrying amounts approximate fair value.

  Short-Term Investments

     Short-term investments consist primarily of commercial paper with original maturities beyond three months and fewer than 12 months. Such short-term investments were carried at cost, which approximates fair value, due to the short period of time to maturity.

  Derivative Financial Instruments

     The company at times uses derivative financial instruments ("Derivatives") in order to hedge the impact of changes in interest rates. These Derivatives are not held or issued for trading purposes.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     At December 31, 1998, the company maintained one $25 million (notional amount) interest swap contract, which matured in 1999. The company did not utilize any other derivative financial instruments during 2000 or 1999. As of December 31, 2000 and 1999, the company did not have any derivative financial instruments outstanding.

     The company previously entered into forward contracts used to hedge interest rate changes on anticipated debt issuances. The differentials received or paid under such contracts designated as forward interest rate hedges are recognized in income over the life of the associated debt as adjustments to interest expense.

  Concentration of Credit Risk

     Financial instruments that potentially subject the company to concentrations of credit risk are primarily cash equivalents, short-term investments and receivables. The company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. The company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The allowances for non-collection of receivables are based upon analysis of economic trends in the construction industry and the expected collectibility of overall receivables.

  Inventories

     Inventories are valued at the lower of cost or market. The majority of the company's U.S. cement inventories, other than maintenance and operating supplies, are stated at last-in, first-out ("LIFO") cost and all other inventories are valued at average cost.

  Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from three years on light mobile equipment to 40 years on certain buildings. Land and mineral deposits include depletable raw material reserves with depletion recorded using the units-of-production method. Repair and maintenance costs are expensed as incurred.

  Excess of Cost Over Net Tangible Assets of Businesses Acquired

     The excess of cost over fair value of net tangible assets of businesses acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 40 years. The company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The company believes that no impairment exists at December 31, 2000. The amortization recorded for 2000, 1999 and 1998 was $17.2 million, $17.2 million and $17.6 million, respectively. Accumulated amortization at December 31, 2000 and 1999 was $101.0 million and $83.8 million, respectively.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

  Revenue Recognition

     Revenue from the sale of cement, concrete, concrete products, aggregate and gypsum drywall is recorded when the products are shipped. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method.

     During 2000, the company adopted the provisions of the Emerging Issues Task Force Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Costs," which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts the company billed for shipping and handling have been shown as an offset to shipping costs which are recorded in cost of goods sold in the accompanying Consolidated Statements of Income. There was no impact to the company's income from operations or net income as a result of the adoption of this new pronouncement. Prior year financial statements have been restated to conform to the requirements of EITF 00-10. The amount of billed shipping and handling costs reclassified from cost of goods sold to net sales in the accompanying consolidated statements of income were $87.8 million, $67.3 million and $60.3 million in 2000, 1999 and 1998, respectively.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which summarizes certain of the SEC staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective for the fourth quarter ended December 31, 2000, and did not have a material impact on the company's financial statements.

  Research and Development

     The company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.2 million, $7.5 million and $7.4 million for 2000, 1999 and 1998, respectively.

  Interest

     The company capitalizes interest costs incurred during the construction of new facilities as an element of construction in progress and amortizes such costs over the assets' estimated useful lives. Interest of $11.7 million, $4.7 million and $3.6 million was capitalized in 2000, 1999 and 1998, respectively.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income Per Common Equity Share

     The calculation of basic net income per common equity share is based on the weighted average number of shares of Common Stock and Exchangeable Shares outstanding in each period. The weighted average number of shares and share equivalents outstanding was (in thousands) 73,254, 72,637 and 72,071 in 2000, 1999 and 1998, respectively.

     The weighted average number of shares and share equivalents outstanding, assuming dilution, was (in thousands) 73,379, 73,022 and 72,665 in 2000, 1999 and 1998, respectively.

  Accounting for Stock-Based Compensation

     The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the associated interpretations. Generally, no expense is recognized related to the company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted.

     In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the company discloses the compensation cost based on the estimated fair value of the options at the grant dates.

  Accounting Pronouncements Not Yet Effective

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company's effective date of adoption of SFAS No. 133 and SFAS No. 138 is January 1, 2001. The company has reviewed the provisions of SFAS No. 133 and its amendments and concluded that they will not materially impact its consolidated results of operations or financial condition.

     In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The company has reviewed the provisions of SFAS No. 140 and does not expect it to have a material impact on its consolidated results of operations or financial condition.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  Acquisitions, Dispositions and Significant Capital Developments

     Lafarge S.A., the majority stockholder of the company, acquired Redland PLC in December 1997. On June 3, 1998, the company acquired certain of the Redland PLC businesses in North America ("Redland") from Lafarge S.A. for $690 million. Since the company acquired Redland from its majority stockholder, the acquisition is accounted for similar to a pooling of interests for financial reporting purposes. Accordingly, as of December 31, 1997, Redland assets and liabilities acquired by the company from Lafarge S.A. were recorded on the company's books at Lafarge S.A.'s historical cost, which approximates the $690 million purchase price paid by the company. The company's results of operations include Redland from January 1, 1998 forward. A payable to Lafarge S.A. for $690 million was recorded as part of the acquisition. A portion of this payable ($40 million) was repaid in June 1998 and the balance of $650 million was financed in June 1998 with an interest-bearing short-term note to Lafarge S.A. This note was refinanced in July 1998 with long-term public debt. Redland produces and sells aggregate, ready-mixed concrete and asphalt, and also performs paving and related contracting services. Redland operates primarily in the U.S. and owns two quarry operations in Ontario, Canada. Goodwill related to the Redland businesses acquired is amortized over lives averaging 27 years.

     In 1998, the company completed other acquisitions totaling $99 million, including the acquisition of American Flyash Inc. and the acquisition from Holnam, Inc. of a cement plant in Seattle, Washington and a related limestone quarry operation located on Texada Island, British Columbia in October 1998.

     In 1999, the company completed acquisitions totaling $58 million, including the acquisitions of a gypsum drywall plant located in Newfoundland, Canada in January 1999, and Corn Construction Co., an aggregate and asphalt paving business in New Mexico and southern Colorado, in March 1999. In September 1999, the company announced that Lafarge Gypsum would build a new $85 million gypsum drywall manufacturing facility in northern Florida, which became operational in January 2001. In late 1999, the company sold under-performing and non-strategic asphalt and paving operations in Maryland for approximately $25 million.

     In late December 2000, the company completed its merger of Kilmer Van Nostrand Co. Limited's wholly-owned subsidiary, the Warren Paving & Materials Group Limited ("Warren"), with the company's construction materials operations in Canada. Warren is a supplier of construction aggregate and provides asphalt and paving services in five Canadian provinces. The transaction, in which a subsidiary of LCI acquired all of the outstanding shares of Warren for cash, preferred stock and a note, was valued at $260 million. The acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated, on a preliminary basis, to assets acquired and liabilities assumed based on estimated fair values. The excess of purchase price over the fair value of the net assets is being amortized on a straight-line basis over 40 years.

     The estimated fair value of assets acquired and liabilities assumed relating to the Warren merger, which is subject to further refinement, is summarized below (in thousands):

Working capital.............................................    $ 50,146
Property, plant and equipment...............................     158,477
Other assets................................................       1,270
Goodwill....................................................      92,506
Long-term liabilities.......................................     (42,544)
                                                                --------
          Total.............................................    $259,855
                                                                ========

     The following unaudited pro forma financial information for the company gives effect to the Warren merger as if the transaction had been completed as of the beginning of Lafarge's fiscal years 2000 and 1999. These pro forma results have been prepared for comparative purposes only and include certain adjustments,

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

such as depreciation and depletion on the revalued property, plant and equipment and amortization of goodwill and do not reflect any benefits which might be attained from combining the operations. The pro forma results of operations do not necessarily reflect the actual results that would have occurred, nor is such information necessarily indicative of future results of operations (in thousands, except per share amounts):

                                                             YEARS ENDED DECEMBER 31
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------
Pro forma (unaudited):
  Net sales................................................  $3,192,194    $3,062,323
  Net income...............................................  $  259,776    $  269,176
  Net income per share -- basic............................  $     3.55    $     3.71
  Net income per share -- diluted..........................  $     3.54    $     3.69

     In addition to Warren, the company completed other acquisitions in 2000 totaling $110 million, including the Presque Isle Corporation, a Michigan-based quarry operation, in June 2000. During the first half of 2000, the company also formed a joint venture with Rock-Tenn Company to produce gypsum drywall paperboard liner and in March 2000 entered into an agreement with Ispat Inland Inc. to manage up to 1 million tons per year of blast furnace slag. Additionally, in June 2000, the company completed the construction of a $90 million state-of-the-art gypsum drywall plant in northern Kentucky, just outside of Cincinnati.

RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Trade and notes receivable..................................  $316,019   $432,511
Subordinated interest in receivables........................    36,635         --
Retainage on long-term contracts............................    21,397      8,823
Other receivables...........................................    39,290      8,134
Allowances..................................................   (27,429)   (27,672)
                                                              --------   --------
          TOTAL RECEIVABLES, NET............................  $385,912   $421,796
                                                              ========   ========

     During 2000, the company entered into a receivables securitization program to provide the company with a cost-effective source of working capital and short-term financing. Under the program, the company agreed to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned, special purpose subsidiary (the "SPS"). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. According to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the transactions were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The related fees and discounting expense have been recorded as "other (income) expense, net" in the accompanying Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management's best estimates of credit losses, timing of prepayments and discount rates commensurate with the risks involved. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The company will service, administer and collect the receivables sold. At December 31, 2000, net accounts receivable amounting to $146.0 million had been sold under this agreement.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Finished products...........................................  $205,328    $154,567
Work in process.............................................    31,499      16,639
Raw materials and fuel......................................    69,745      52,650
Maintenance and operating supplies..........................    65,851      64,344
                                                              --------    --------
          TOTAL INVENTORIES.................................  $372,423    $288,200
                                                              ========    ========

     Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $83.6 million and $69.8 million at December 31, 2000 and 1999, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $6.6 million and $7.4 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                                   DECEMBER 31
                                                            -------------------------
                                                               2000          1999
                                                            -----------   -----------
Land and mineral deposits.................................  $   550,921   $   396,465
Buildings, machinery and equipment........................    2,668,372     2,299,874
Construction in progress..................................      303,342       234,240
                                                            -----------   -----------
Property, plant and equipment, at cost....................    3,522,635     2,930,579
Accumulated depreciation and depletion....................   (1,400,245)   (1,312,260)
                                                            -----------   -----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT, NET........  $ 2,122,390   $ 1,618,319
                                                            ===========   ===========

OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Long-term receivables.......................................  $ 24,343   $ 19,174
Investments in unconsolidated companies.....................    38,431     27,942
Prepaid pension asset.......................................   136,429    101,948
Property held for sale......................................    14,476     14,463
Other.......................................................    51,585     40,631
                                                              --------   --------
          TOTAL OTHER ASSETS................................  $265,264   $204,158
                                                              ========   ========

     Property held for sale represents land that is carried at the lower of cost or estimated net realizable value.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Trade accounts payable......................................  $201,917   $144,743
Accrued payroll expense.....................................    74,392     70,926
Bank overdrafts.............................................    26,172     36,667
Payable to bank under receivable sales agreement............    21,712         --
Other accrued liabilities...................................   177,837    159,341
                                                              --------   --------
          TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES....  $502,030   $411,677
                                                              ========   ========

DEBT

     Debt consists of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Senior notes in the amounts of $250,000, $200,000 and
  $200,000, maturing in 2005, 2008 and 2013, respectively,
  bearing interest at fixed rates of 6.4 percent, 6.5
  percent and 6.9 percent, respectively, stated net of
  deferred losses on forward treasury lock and original
  issue discount. The average effective interest rate is 6.9
  percent...................................................  $635,422   $633,362
Medium-term notes maturing in various amounts between 2001
  and 2006, bearing interest at fixed rates that range from
  9.3 percent to 9.8 percent................................    41,841     71,500
Tax-exempt bonds maturing in various amounts between 2001
  and 2026, bearing interest at floating rates that range
  from 3.9 percent to 7.5 percent...........................    26,917     33,500
Short-term borrowings.......................................   156,804         --
Other.......................................................    16,714      8,959
                                                              --------   --------
     Subtotal...............................................   877,698    747,321
Less short-term borrowings and current portion of long-term
  debt, net of deferred losses on forward treasury lock and
  original issue discount of $2,060.........................  (190,250)   (36,986)
                                                              --------   --------
          TOTAL LONG-TERM DEBT..............................  $687,448   $710,335
                                                              ========   ========

     The fair value of debt at December 31, 2000 and 1999, respectively, was approximately $835.3 million and $717.2 million compared with $877.7 million and $747.3 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the company for debt of the same maturity.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2005 are as follows (in thousands):

2001......................................................  $192,310
2002......................................................    18,789
2003......................................................     2,493
2004......................................................     1,755
2005......................................................   250,931
Thereafter................................................   425,998
Less deferred losses on forward treasury lock and original
  issue discount..........................................   (14,578)
                                                            --------
          TOTAL...........................................  $877,698
                                                            ========

     The company has a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At the end of 2000, no amounts were outstanding. The company is required to pay annual commitment fees of 0.10 percent of the total amount of the facilities. Short-term borrowings outstanding at December 31, 2000 of $156.8 million were made under various bi-lateral credit facilities which bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

     The company's debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At December 31, 2000, the company was in compliance with these requirements.

MINORITY INTERESTS

     Minority interests primarily consist of 166.4 million shares of no par preferred stock (the "Preferred Shares") issued by a subsidiary of the company on December 29, 2000 in conjunction with the Warren merger. No gain or loss was recognized as a result of the issuance of these securities, and the company owned substantially all of the voting equity of the subsidiary both before and after the transaction. The holder of the Preferred Shares is entitled to receive cumulative, preferential cash dividends at the annual rate of 6.0 percent of the issue price ($111.0 million) from 2001 to 2003, 5.5 percent of the issue price from 2004 to 2005 and 5 percent of the issue price thereafter.

     The Preferred Shares are redeemable at the original issue price, in whole or in part, on or after December 29, 2005 at the option of holder thereof. Further, at any time following December 29, 2015, the company may redeem all or a portion of the then outstanding Preferred Shares at an amount equal to the issuance price.

     The Preferred Shares are entitled to a preference over the Common Stock and Exchangeable Shares with respect to the payment of dividends and to the distribution of assets in the event of the company's liquidation or dissolution.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred income taxes.......................................  $206,067   $118,699
Accrued postretirement benefit cost.........................   174,165    153,476
Accrued pension liability...................................    33,084     29,532
Other.......................................................    52,162     44,025
                                                              --------   --------
          TOTAL OTHER LONG-TERM LIABILITIES.................  $465,478   $345,732
                                                              ========   ========

COMMON EQUITY INTERESTS

     Holders of Exchangeable Shares have voting, dividend and liquidation rights that parallel those of holders of the Common Stock. The Exchangeable Shares may be converted to the Common Stock on a one-for-one basis. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the company's Common Stock. The company has agreed not to pay dividends on its Common Stock without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

     At December 31, 2000, the company had reserved for issuance approximately
8.9 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the company's stock option program (6.1 million) and issuances pursuant to the employee stock purchase plan (1.5 million).

     In July 2000, the company announced a buyback program of its Common Stock over the following 18 months. The plan allows the company, at management's discretion, to buy back its Common Stock from time to time on the market or through privately negotiated transactions. At the same time, the Board of Directors of LCI approved a complementary share repurchase program in Canada through a normal course issuer bid. The LCI program, which has been approved by Canadian regulatory authorities, will permit LCI to repurchase, at market price, over a one-year period beginning November 1, 2000, up to 365,000 of its Exchangeable Shares, representing slightly less than 10 percent of LCI's public float. In total, up to $100 million may be spent for share repurchases under the two programs. As of December 31, 2000, the company has bought back approximately
2.5 million shares of Common Stock at an average cost of $20.20 per share.

     In connection with the Warren merger, the company issued a common stock warrant for $14.4 million. The warrant entitles the holder to acquire up to 4.4 million shares of Common Stock at an exercise price of $29 per share and is exercisable for a period of 10 years commencing on December 29, 2005.

OPTIONAL STOCK DIVIDEND PLAN

     The company has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

STOCK OPTION AND PURCHASE PLANS

     The company maintains a fixed stock option plan and an employee stock purchase plan. Under the fixed stock option plan, directors and key employees of the company may be granted stock options that entitle the holder to receive shares of the company's Common Stock based on the market price of the securities at the date of grant. Director's options are exercisable based on the length of a director's service on the Board of Directors and become fully exercisable when a director has served on the Board for over four years. Employee options vest evenly over a four-year period. The options expire ten years after the date of grant. There were approximately 3.8 million and 3.0 million outstanding options at December 31, 2000 and 1999, respectively.

     The employee stock purchase plan allows substantially all employees to purchase Common Stock of the company, through payroll deductions, at 90 percent of the lower of the beginning or end of the plan year market prices. During 2000, 93,500 shares were issued under the plan at a share price of $22.95, in 1999, 67,800 shares were issued at a price of $30.09, and in 1998, 56,000 shares were issued at a price of $22.28. At December 31, 2000 and 1999, $1.2 million and $0.9 million, respectively, were subscribed for future share purchases.

     The company accounts for its stock option plans under APB Opinion No. 25 and the associated interpretations. Accordingly, no compensation expense was recognized for these plans.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation," employee stock options are valued at the grant date using the Black-Scholes option-pricing model, and compensation expense is recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model to value the option awards in 2000, 1999 and 1998, respectively, are as follows: dividend yield of 2.61, 1.57 and 1.45 percent; expected volatility of 33.0, 28.5 and 25.8 percent; risk-free interest rates of 6.7, 4.9 and 5.8 percent; and expected lives of 5.4 years for all three years.

     If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements for 2000, 1999 and 1998 would be as follows:

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
NET INCOME
  As reported.........................................  $257,367   $275,374   $235,500
  Pro forma...........................................  $252,805   $271,976   $232,567
BASIC EARNINGS PER SHARE
  As reported.........................................  $   3.51   $   3.79   $   3.27
  Pro forma...........................................  $   3.45   $   3.74   $   3.23
DILUTED EARNINGS PER SHARE
  As reported.........................................  $   3.51   $   3.77   $   3.24
  Pro forma...........................................  $   3.45   $   3.72   $   3.20

     The SFAS No. 123 method of accounting does not apply to options granted before January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     A summary of the status of the company's fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on these dates, is presented below:

                                                           YEARS ENDED DECEMBER 31
                                       ---------------------------------------------------------------
                                              2000                  1999                  1998
                                       -------------------   -------------------   -------------------
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   OPTION                OPTION                OPTION
                                        SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                       ---------   -------   ---------   -------   ---------   -------
Balance outstanding at January 1.....  2,987,875   $28.32    2,333,800   $24.74    1,984,050   $19.43
Options granted......................    938,800    23.00      828,200    38.13      843,500    33.98
Options exercised....................    (28,852)   19.36      (89,250)   18.90     (471,250)   18.88
Options canceled.....................    (62,648)   30.13      (84,875)   34.98      (22,500)   35.21
                                       ---------   ------    ---------   ------    ---------   ------
BALANCE OUTSTANDING AT DECEMBER 31...  3,835,175   $27.08    2,987,875   $28.32    2,333,800   $24.74
                                       =========   ======    =========   ======    =========   ======
OPTIONS EXERCISABLE AT DECEMBER 31...  1,840,716   $24.62    1,272,233   $21.82      839,725   $19.33
                                       =========   ======    =========   ======    =========   ======
WEIGHTED AVERAGE FAIR VALUE OF
  OPTIONS GRANTED DURING THE YEAR....              $ 7.45                $11.39                $10.32
                                                   ======                ======                ======

     As of December 31, 2000, the 3.8 million fixed stock options outstanding under the plans have an exercise price between $14.25 per share and $38.13 per share and a weighted average remaining contractual life of 6.73 years.

NET INCOME PER COMMON EQUITY SHARE

                 YEARS ENDED DECEMBER 31                                       PER SHARE
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)            INCOME    SHARES    AMOUNT
         ---------------------------------------           --------   ------   ---------
2000
BASIC
  Net income.............................................  $257,367   73,254     $3.51
                                                                                 =====
DILUTED
  Options................................................                125
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $257,367   73,379     $3.51
                                                           ========   ======     =====
1999
BASIC
  Net income.............................................  $275,374   72,637     $3.79
                                                                                 =====
DILUTED
  Options................................................                385
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $275,374   73,022     $3.77
                                                           ========   ======     =====
1998
BASIC
  Net income.............................................  $235,500   72,071     $3.27
                                                                                 =====
DILUTED
  Options................................................                594
                                                           --------   ------
  Income available to common stockholders plus assumed
     conversions.........................................  $235,500   72,665     $3.24
                                                           ========   ======     =====

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Basic earnings per common equity share were computed by dividing net income by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted earnings per common equity share assumed the exercise of stock options for all years presented.

INCOME TAXES

     Earnings before income taxes is summarized by country in the following table (in thousands):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
U.S...................................................  $248,476   $280,854   $214,608
Canada................................................   155,353    155,932    165,216
                                                        --------   --------   --------
EARNINGS BEFORE INCOME TAXES..........................  $403,829   $436,786   $379,824
                                                        ========   ========   ========

     The provision for income taxes includes the following components (in thousands):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Current:
  U.S.................................................  $ 88,501   $100,152   $ 68,434
  Canada..............................................    45,805     50,803     58,559
                                                        --------   --------   --------
     TOTAL CURRENT....................................   134,306    150,955    126,993
                                                        --------   --------   --------
Deferred:
  U.S.................................................     3,277      2,472     14,083
  Canada..............................................     8,879      7,985      3,248
                                                        --------   --------   --------
     TOTAL DEFERRED...................................    12,156     10,457     17,331
                                                        --------   --------   --------
          TOTAL INCOME TAXES..........................  $146,462   $161,412   $144,324
                                                        ========   ========   ========

     The Federal Statute of Limitations has closed for all U.S. income tax returns through 1996. The company's Canadian federal tax liability for all taxation years through 1997 has been reviewed and finalized by Canada Customs and Revenue Agency ("CCRA"). During 1995, an agreement was reached with CCRA related to the pricing of certain cement sales between the company's operations in Canada and the U.S. Under the terms of the Canada-U.S. Income Tax Convention, the agreement was submitted to the Competent Authorities of Canada and the U.S. The Competent Authorities reached an agreement in 2000 that resulted in reductions of the above noted transfer prices and certain administrative expenses for 1986 to 1994 totaling $27.8 million and granted compensating adjustments in the U.S. for the same years totaling $22.3 million. As a result of those adjustments, $11.5 million of interest income was accrued in 2000.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     A reconciliation of taxes at the U.S. federal income tax rate to the company's actual income taxes is as follows (in millions):

                                                             YEARS ENDED DECEMBER 31
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Taxes at the U.S. federal income tax rate..................  $141.3   $152.9   $133.4
U.S./Canadian tax rate differential........................     4.3      4.7      5.0
Canadian tax incentives....................................    (9.2)    (9.6)   (10.4)
State and Canadian provincial income taxes, net of federal
  benefit..................................................    15.0     19.3     17.0
Other items................................................    (4.9)    (5.9)    (0.7)
                                                             ------   ------   ------
PROVISION FOR INCOME TAXES.................................  $146.5   $161.4   $144.3
                                                             ======   ======   ======

     Deferred income taxes reflect the tax consequences of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Reserves and other liabilities............................  $ 70,425   $ 72,074
  Other postretirement benefits.............................    73,185     63,634
  Tax loss carryforwards....................................     5,020      4,135
  Tax credit carryforwards..................................       743      5,192
                                                              --------   --------
Gross deferred tax assets...................................   149,373    145,035
Valuation allowance.........................................   (23,296)   (23,296)
                                                              --------   --------
NET DEFERRED TAX ASSETS.....................................   126,077    121,739
                                                              --------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................   219,100    159,889
  Prepaid pension asset.....................................    41,614     23,270
  Other.....................................................    26,416     14,264
                                                              --------   --------
GROSS DEFERRED TAX LIABILITIES..............................   287,130    197,423
                                                              --------   --------
Net deferred tax liability..................................   161,053     75,684
Net deferred tax asset -- current...........................    45,014     43,015
                                                              --------   --------
NET DEFERRED TAX LIABILITY -- NONCURRENT....................  $206,067   $118,699
                                                              ========   ========

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized.

     At December 31, 2000, the company had net operating loss and tax credit carryforwards of $16.9 million and $0.7 million, respectively. The net operating loss carryforwards are limited to use in varying annual amounts through 2006. The tax credit carryforwards are alternative minimum tax credits that have no expiration date.

     Deferred tax assets include approximately $5.3 million representing the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending agreement with the Internal Revenue Service regarding the final computation of tax liability for 1986 to 1994.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     At December 31, 2000, cumulative undistributed earnings of LCI were $951.1 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the company considers the undistributed earnings to be permanently invested in Canada. Management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

SEGMENT AND RELATED INFORMATION

     Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and geographic areas.

     Lafarge's two geographic areas consist of the U.S. and Canada for which it reports revenues, EBIT (Earnings Before Interest and Taxes) and fixed assets.

     Revenues from the major products sold to external customers include: cement, ready-mixed concrete, aggregate, gypsum drywall and other miscellaneous products.

     Operating segments are defined as components of an enterprise that engage in business activities which earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the company's chief operating decision makers in order to allocate resources and assess performance.

     Lafarge's three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are construction materials, cement and gypsum. Construction materials produces and distributes construction aggregate, ready-mixed concrete, other concrete products (gravity and pressure pipe, precast structures, pavers and masonry units) and asphalt, and also constructs and paves roads. Cement produces Portland, masonry and mortar cements, as well as slag, and distributes silica fume and fly ash. It also includes Systech Environmental Corporation, a subsidiary that supplies fuel-quality waste and raw materials to cement kilns. Lafarge Gypsum produces drywall for the commercial and residential construction sectors.

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

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Net sales:
  Construction materials:
     Revenues from external customers..................  $1,575.4   $1,483.7   $1,400.3
     Intersegment revenues.............................       0.3        2.7        2.3
  Cement and cementitious materials:
     Revenues from external customers..................   1,078.1    1,085.4    1,005.8
     Intersegment revenues.............................     137.3      117.4      117.9
  Gypsum:
     Revenues from external customers..................     134.1      152.5      102.4
  Eliminations.........................................    (137.6)    (120.1)    (120.2)
                                                         --------   --------   --------
          TOTAL NET SALES..............................  $2,787.6   $2,721.6   $2,508.5
                                                         ========   ========   ========

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Income from operations:
  Construction materials (a)...........................  $  192.1   $  189.5   $  171.3
  Cement and cementitious materials (a)................     318.3      320.5      288.7
  Gypsum (a)...........................................     (18.0)      41.9       20.0
  Corporate and other..................................     (61.7)     (70.3)     (73.0)
                                                         --------   --------   --------
Earnings before interest and income taxes..............     430.7      481.6      407.0
  Interest expense, net................................     (26.9)     (44.8)     (27.2)
                                                         --------   --------   --------
EARNINGS BEFORE INCOME TAXES...........................  $  403.8   $  436.8   $  379.8
                                                         ========   ========   ========

---------------
(a) Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

                                                                  DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Assets:
  Construction materials...............................  $1,416.3   $1,239.1   $1,095.3
  Cement and cementitious materials....................   1,381.1    1,098.3      956.4
  Gypsum...............................................     269.7      125.1       70.6
  Corporate, Redland goodwill and other................     835.5      830.9      770.2
                                                         --------   --------   --------
          TOTAL ASSETS.................................  $3,902.6   $3,293.4   $2,892.5
                                                         ========   ========   ========

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Capital expenditures:
  Construction materials...............................  $  100.8   $   83.8   $   66.3
  Cement and cementitious materials....................     172.4      162.9      146.3
  Gypsum...............................................     135.8       54.4        3.0
  Corporate and other..................................      22.7       14.6        8.7
                                                         --------   --------   --------
          TOTAL CAPITAL EXPENDITURES...................  $  431.7   $  315.7   $  224.3
                                                         ========   ========   ========

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Depreciation, depletion and amortization:
  Construction materials...............................  $   70.8   $   78.3   $   71.6
  Cement and cementitious materials....................      75.4       70.5       66.2
  Gypsum...............................................       7.8        5.2        4.6
  Corporate and goodwill amortization..................      14.3       14.3       14.4
                                                         --------   --------   --------
          TOTAL DEPRECIATION, DEPLETION AND
            AMORTIZATION...............................  $  168.3   $  168.3   $  156.8
                                                         ========   ========   ========

     Information concerning product information was as follows (in millions):

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Net sales from external customers:
  Cement and cementitious materials....................  $1,078.1   $1,085.4   $1,005.8
  Ready-mixed concrete.................................     636.5      584.1      535.9
  Aggregate............................................     516.7      366.7      368.1
  Gypsum drywall.......................................     134.1      152.5      102.4
  Other miscellaneous products.........................     422.2      532.9      496.3
                                                         --------   --------   --------
          TOTAL NET SALES..............................  $2,787.6   $2,721.6   $2,508.5
                                                         ========   ========   ========

     No single customer represented more than 10 percent of Lafarge's revenues.

     Information concerning principal geographic areas was as follows (in millions):

                                                        YEARS ENDED DECEMBER 31
                       ------------------------------------------------------------------------------------------
                                   2000                           1999                           1998
                       ----------------------------   ----------------------------   ----------------------------
                         NET                FIXED       NET                FIXED       NET                FIXED
                        SALES      EBIT     ASSETS     SALES      EBIT     ASSETS     SALES      EBIT     ASSETS
                       --------   ------   --------   --------   ------   --------   --------   ------   --------
U.S..................  $1,904.4   $275.9   $1,355.7   $1,905.1   $334.5   $1,056.5   $1,732.7   $259.5   $  937.5
Canada...............     883.2    154.8      766.7      816.5    147.1      561.8      775.8    147.5      463.3
                       --------   ------   --------   --------   ------   --------   --------   ------   --------
                       $2,787.6   $430.7   $2,122.4   $2,721.6   $481.6   $1,618.3   $2,508.5   $407.0   $1,400.8
                       ========   ======   ========   ========   ======   ========   ========   ======   ========

     Net revenues exclude intersegment revenues.

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities included the issuance of 1,204,000, 694,000 and 112,000 common equity shares on the reinvestment of dividends totaling $25.3 million, $19.5 million and $3.7 million in 2000, 1999 and 1998, respectively. Cash paid for acquisitions does not reflect the Preferred Shares or a $16.7 million note payable issued in conjunction with the Warren merger in 2000, nor the business

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

combination with Redland in 1998 since it was accounted for similar to a pooling of interests. Financing activities do not reflect the $14.4 million common stock warrants issued in 2000 for a note receivable.

     Cash paid during the year for interest and income taxes was as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Interest (net of amounts capitalized).................  $ 56,812   $ 51,202   $ 40,435
Income taxes (net of refunds).........................  $161,701   $131,946   $152,945
                                                        ========   ========   ========

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

     For 2000 and 1999, the assumed settlement interest rates for pension plans and other postretirement benefits were 7.75 percent for the company's U.S. plans, and 6.95 percent and 7.35 percent, respectively, for the Canadian plans. For 2000 and 1999, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations were 4.5 percent for the company's U.S. plans and 3.5 percent for the Canadian plans. The benefit multiplier increase rate was 2.0 percent for the company's U.S. hourly plans and 4.5 percent for the Canadian hourly plans. The expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, for each country was 9.0 percent for each year presented.

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

     In Canada, both salaried and nonsalaried employees are generally eligible for postretirement life insurance benefits. In the U.S., postretirement life insurance is provided for a number of hourly employees as stipulated in their hourly bargained agreements, but it is not provided for salaried employees, except those of certain acquired companies.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. For plans in both the U.S. and Canada, the pre-65 assumed rate was 7.8 percent, decreasing to 5.5 percent over six years. For post-65 retirees in the U.S., the

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

assumed rate was 6.6 percent, decreasing to 5.5 percent over six years, with a Medicare assumed rate for the same group of 6.4 percent, decreasing to 5.5 percent over six years. For post-65 retirees in Canada, the assumed rate was 7.7 percent, decreasing to 5.5 percent over six years.

     The following table summarizes the consolidated funded status of the company's defined benefit retirement plans and other postretirement benefits and provides a reconciliation to the consolidated prepaid pension asset, accrued pension liability and accrued postretirement benefit cost recorded on the company's Consolidated Balance Sheets at December 31, 2000 and 1999 (in millions).

                                              PENSION BENEFITS       OTHER POSTRETIREMENT BENEFITS
                                           -----------------------   ------------------------------
                                            2000     1999    1998      2000       1999       1998
                                           ------   ------   -----   --------   --------   --------
Amounts recognized in the Statement of
  Financial Position consist of:
  Prepaid asset..........................  $136.4   $101.9   $93.5   $    --    $    --    $    --
  Accrued liability......................   (33.1)   (29.5)  (24.6)   (174.2)    (153.5)    (149.8)
                                           ------   ------   -----   -------    -------    -------
  NET AMOUNT RECOGNIZED AT DECEMBER 31...  $103.3   $ 72.4   $68.9   $(174.2)   $(153.5)   $(149.8)
                                           ======   ======   =====   =======    =======    =======
Components of Net Periodic Benefit Cost:
  Service cost...........................  $ 17.6   $ 20.1   $15.7   $   2.8    $   2.7    $   2.1
  Interest cost..........................    37.9     35.5    34.1      11.2       10.3        9.5
  Expected return on plan assets.........   (57.1)   (50.3)  (45.4)       --         --         --
  Amortization of prior service cost.....     1.6      2.7     1.3      (0.6)      (1.0)      (0.6)
  Amortization of transition asset.......    (1.4)    (1.5)   (1.4)       --         --         --
  Amortization of actuarial (gain)
     loss................................    (5.5)     4.4     4.0        --        0.3        0.1
  Settlement (gain) loss.................    (0.2)     2.4    (0.1)       --         --         --
  Other..................................    (1.0)    (0.4)   --          --         --         --
                                           ------   ------   -----   -------    -------    -------
NET PERIODIC BENEFIT COST (BENEFIT)......    (8.1)    12.9     8.2      13.4       12.3       11.1
Defined contribution plan cost...........     7.1      4.5     4.2        --         --         --
                                           ------   ------   -----   -------    -------    -------
NET RETIREMENT COST (BENEFIT)............  $ (1.0)  $ 17.4   $12.4   $  13.4    $  12.3    $  11.1
                                           ======   ======   =====   =======    =======    =======

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                                          OTHER
                                                         PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                       --------------------      -----------------------
                                                         2000         1999         2000          1999
                                                       --------      ------      --------      ---------
Change in Benefit Obligation:
  Projected benefit obligation at January 1......      $  520.0      $529.4      $ 135.5       $  150.9
     Exchange rate changes.......................          (8.8)        9.2         (0.7)           1.2
     Service cost................................          11.1        20.1          2.8            2.7
     Interest cost...............................          37.9        35.5         11.2           10.3
     Employee contributions......................           2.4         1.9           --             --
     Plan amendments.............................           0.1         2.8           --           (2.3)
     Acquisitions................................          45.6          --         17.1             --
     Settlement..................................          (0.4)        2.4           --             --
     Benefits paid...............................         (36.7)      (36.2)        (9.3)          (7.8)
     Actuarial (gain) loss.......................          24.0       (44.7)        10.5          (19.5)
     Other.......................................           0.7        (0.4)          --             --
                                                       --------      ------      -------       --------
PROJECTED BENEFIT OBLIGATION AT DECEMBER 31......         595.9       520.0        167.1          135.5
                                                       --------      ------      -------       --------
Change in Plan Assets:
  Fair value of plan assets at January 1.........         705.8       614.8
     Exchange rate changes.......................         (10.3)       14.4
     Actual return on plan assets................          24.9       103.5
     Acquisitions................................          55.2          --
     Employer contributions......................           9.2         8.7
     Employee contributions......................           2.3         1.9
     Benefits paid...............................         (36.7)      (36.2)
     Settlement..................................          (0.4)         --
     Administrative expenses.....................          (1.5)       (1.3)
                                                       --------      ------
FAIR VALUE OF PLAN ASSETS AT DECEMBER 31.........         748.5       705.8
                                                       --------      ------
Reconciliation of Prepaid (Accrued) Benefit Cost:
     Funded status...............................         152.6       185.8       (167.1)        (135.5)
     Unrecognized actuarial gain.................         (58.3)     (122.7)        (5.9)         (16.2)
     Unrecognized transition asset...............           7.0        (2.0)          --             --
     Unrecognized prior service cost.............           2.0        11.3         (1.2)          (1.8)
                                                       --------      ------      -------       --------
PREPAID (ACCRUED) BENEFIT COST AT DECEMBER 31....      $  103.3      $ 72.4      $(174.2)      $ (153.5)
                                                       ========      ======      =======       ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $49.8 million, $43.5 million and $7.4 million, respectively, as of December 31, 2000, and $36.5 million, $33.1 million and $1.6 million, respectively, as of December 31, 1999.

     During the fourth quarter of 1999, the company divested the paving and asphalt division of Redland Genstar, Inc. through a series of sales. This triggered a $2.4 million one-time charge for contractual

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

termination benefits provided to a select group of employees in the divested operations. The termination benefits provided were an immediate unreduced early retirement pension and a monthly Social Security Bridge payment.

     Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $6.5 million, $6.5 million and $4.5 million for 2000, 1999 and 1998, respectively. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (stated in millions of dollars):

                                                                    ONE-PERCENTAGE-POINT
                                                                   -----------------------
                                                                   INCREASE       DECREASE
                                                                   --------       --------
Increase (decrease) in postretirement benefit obligation at
  December 31, 2000.........................................        $11.8          $(10.5)
Increase (decrease) in the total of service and interest
  cost components for 2000..................................        $ 1.2          $ (1.0)

COMMITMENTS AND CONTINGENCIES

     The company leases certain land, buildings and equipment. Total rental expenses under operating leases was $24.6 million, $16.1 million and $15.7 million for each of the three years ended December 31, 2000, 1999 and 1998, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 2000. Such payments total $129.2 million.

                                                      YEARS ENDING DECEMBER 31
                                         ---------------------------------------------------
                                         2001    2002    2003    2004    2005    LATER YEARS
                                         -----   -----   -----   -----   -----   -----------
Operating leases.......................  $23.4   $21.1   $17.7   $12.9   $10.5      $43.6

     The company self-insures for workers' compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience.

     In April and December 2000, the Ontario (Canada) Court rendered two decisions against LCI and other defendants in a lawsuit originating in 1992 (the "1992 lawsuit") arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, fly ash and cement used in defective foundations. Lafarge estimates that the total amount of liability attributed to LCI in capital, interest and third-party costs represents approximately Canadian $9.9 million, net of insured amounts. LCI has appealed both decisions. The company believes its insurance coverage and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. In 1999, LCI became involved as a defendant in a class action related to the 1992 lawsuit. The action has been certified as a class action in 2000, but will not proceed until after the decision by the Court of appeal in the 1992 lawsuit is delivered. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, the company believes that any liability which LCI may incur arising from the class action will not have a material adverse effect on the financial condition of the company.

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     By order dated January 28, 2000, the Court granted summary judgment in favor of the company's directors in the stockholder derivative lawsuit filed against them on March 18, 1998 in the Circuit Court for Montgomery County, Maryland. This lawsuit alleged breach of fiduciary duty, corporate waste and gross negligence in connection with the company's purchase of certain North American construction materials assets from Lafarge S.A., the company's majority stockholder. Plaintiffs appealed the decision to the Maryland Court of Special Appeals. Upon its own motion, the Maryland Court of Appeals, Maryland's highest court, selected the appeal for hearing and decision. A hearing before the Court was held in December 2000. In early 2001, the Court of Appeals rendered its decision affirming the decision of the lower court.

     Currently, the company is involved in one remediation under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 ("RCRA"). At this site, which the U.S. Environmental Protection Agency ("EPA") has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including the company. The company also has been named a potentially responsible party for this site. The suit alleges that in 1969 one of the company's predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. The company believes that this matter will not have a material impact on its financial condition.

     The company is involved in one state cleanup in the State of Michigan. In December 1999, the company was served with a complaint alleging that some time between 1952 and 1992, air-scrubber baghouse bags were transported to and disposed of at the Arthur Fivenson Iron and Metal Company. The company is one of six defendants in the state action to recover response activity costs which Michigan incurred in responding to releases and threatened releases of hazardous substances at this site. The company is vigorously defending this action and believes that resolution of this matter will not have a material impact on its financial condition.

     When the company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 2000, the liabilities recorded for the environmental obligations are not material to the company's financial statements. Although the company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at December 31, 2000. However, the company has concluded that the possibility of material liability in excess of the amount reported in the December 31, 2000 Consolidated Balance Sheet is remote.

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

RELATED PARTY TRANSACTIONS

     The company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $6.1 million, $7.0 million and $6.1 million during 2000, 1999 and 1998, respectively. In addition, the company purchases various products from Lafarge S.A. Such purchases

                      LAFARGE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

totaled $67.7 million, $68.5 million and $60.6 million in 2000, 1999 and 1998, respectively. All transactions with Lafarge S.A. were conducted on an arms-length basis.

     Lafarge S.A. reinvested a portion of dividends it was entitled to receive on the company's Common Stock and Exchangeable Shares during 2000 and 1999. These reinvestments totaled $22.8 million and $17.0 million, respectively.

QUARTERLY DATA (UNAUDITED)

     The following table summarizes financial data by quarter for 2000 and 1999 (in millions, except per share information):

                                                 FIRST    SECOND   THIRD   FOURTH   TOTAL
                                                 ------   ------   -----   ------   ------
2000
Net sales......................................  $  438   $ 775    $ 924   $ 651    $2,788
Gross profit...................................      35     231      273     149       688
Net income (loss)..............................     (25)     96      127      59       257
Net income (loss) per common equity share (a)
  Basic........................................   (0.34)   1.30     1.73    0.81      3.51
  Diluted......................................   (0.34)   1.30     1.72    0.81      3.51
                                                 ======   =====    =====   =====    ======
1999
Net sales......................................  $  375   $ 739    $ 896   $ 712    $2,722
Gross profit...................................      20     215      287     203       725
Net income (loss)..............................     (29)     88      139      77       275
Net income (loss) per common equity share (a)
  Basic........................................   (0.40)   1.22     1.91    1.05      3.79
  Diluted......................................   (0.40)   1.22     1.90    1.05      3.77
                                                 ======   =====    =====   =====    ======

------------------------
(a) The sum of these amounts does not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

                                                                     SCHEDULE II

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                       ADDITIONS         DEDUCTIONS
                                                       ---------   -----------------------
                                                                   FROM RESERVE
                                                                   FOR PURPOSES
                                         BALANCE AT    CHARGE TO    FOR WHICH
                                        BEGINNING OF   COST AND    RESERVE WAS     OTHER     BALANCE AT END
             DESCRIPTIONS                   YEAR       EXPENSES      CREATED        (1)         OF YEAR
             ------------               ------------   ---------   ------------   --------   --------------
Reserve applicable to current
  receivable For doubtful accounts:
     2000.............................    $24,632       $ 2,440      $ (1,195)    $  (247)      $25,630
     1999.............................    $24,619       $ 2,490      $ (2,858)    $   381       $24,632
     1998.............................    $24,899       $ 3,395      $ (3,328)    $  (347)      $24,619
  For cash and other discounts:
     2000.............................    $ 3,040       $32,550      $(33,707)    $   (84)      $ 1,799
     1999.............................    $ 3,232       $44,211      $(43,735)    $  (668)      $ 3,040
     1998.............................    $ 3,182       $41,107      $(40,025)    $(1,032)      $ 3,232

---------------
(1) Primarily foreign currency translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The section captioned "Item 1 -- Election of Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and is incorporated herein by reference. Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, certain information with respect to persons who are or may be deemed to be executive officers of the company is set forth under the caption "Executive Officers of the Company" in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section captioned "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section captioned "Stock Ownership" in our Proxy Statement for the 2001 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of our securities and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections captioned "Executive Compensation -- Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions -- Indebtedness of Management" and "Certain Relationships and Related Transactions -- Transactions with Management and Others" in our Proxy Statement for the 2001 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.

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

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Report:
     Report of Independent Public Accountants, Arthur
      Andersen LLP..........................................   46
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2000 and
      1999..................................................   47
     Consolidated Statements of Income for the Years Ended
      December 31, 2000, 1999 and 1998......................   48
     Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 2000, 1999 and 1998..........   49
     Consolidated Statements of Comprehensive Income for the
      Years Ended December 31, 2000, 1999 and 1998..........   50
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998................   51
     Notes to Consolidated Financial Statements.............   52
Financial Statement Schedule:
     Schedule II -- Consolidated Valuation and Qualifying
      Accounts for the Years Ended December 31, 2000, 1999
      and 1998..............................................   75
     All other schedules are omitted because they are not
      applicable.

         3. EXHIBITS -- The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  *3.1    Articles of Amendment and Restatement of the company, filed
          May 29, 1992, as amended by the Articles of Amendment of the company dated May 8, 2000.
  *3.2    Amended By-Laws of the company, amended on October 15, 1999.
   4.1    Form of Indenture dated as of October 1, 1989 between the
          company and Citibank, N.A., as Trustee, relating to $250
          million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on
          Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3,
          1989].
   4.2    Form of Fixed Rate Medium-Term Note of the company
          [incorporated by reference to Exhibit 4.2 to the
          Registration Statement on Form S-3 (Registration No.
          33-31333) of the company, filed with the Securities and
          Exchange Commission on October 3, 1989].
   4.3    Instruments with respect to long-term debt which do not
          exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the
          Commission upon request.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   9.1    Trust Agreement dated as of October 13, 1927 among Canada
          Cement Company Limited, Montreal Trust Company, Henry L.
          Doble and Alban C. Bedford-Jones, as amended (composite
          copy) [incorporated by reference to Exhibit 10.5 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the company, filed with the Securities and
          Exchange Commission on March 21, 1983].
   9.2    Amendment dated June 10, 1983 to Trust Agreement filed as
          Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the
          Registration Statement of Form S-1 (Registration No.
          2-86589) of the company, filed with the Securities and
          Exchange Commission on September 16, 1983].
  10.1    Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee and
          Montreal Trust Company, as trustee [incorporated by
          reference to Exhibit 10.1 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the company, filed with the Securities and
          Exchange Commission on May 5, 1983]. Canada Cement Lafarge
          changed its name in 1988 to Lafarge Canada Inc. Lafarge
          Coppee changed its name in 1995 to Lafarge S.A.
  10.2    Guarantee Agreement dated as of May 1, 1983 between the
          company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration
          Statement of Form S-1 (Registration No. 2-82548) of the
          company, filed with the Securities and Exchange Commission on May 5, 1983].
  10.3    Special Surface Lease dated as of August 1, 1954 between the
          Province of Alberta and Canada Cement Lafarge, as amended
          [incorporated by reference to Exhibit 10.7 to the
          Registration Statement on Form S-1 (Registration No.
          2-82548) of the company, filed with the Securities and
          Exchange Commission on March 21, 1983].
  10.4    Director Fee Deferral Plan of the company [incorporated by reference to Exhibit 10.21 to the Registration Statement on
          Form S-1 (Registration No. 2-86589) of the company, filed
          with the Securities and Exchange Commission on September 16,
          1983].
  10.5    1993 Stock Option Plan of the company, as amended and
          restated February 7, 1995 [incorporated by reference to
          Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].
  10.6    1983 Stock Option Plan of the company, as amended and
          restated May 2, 1989 [incorporated by reference to Exhibit
          28 to our report on Form 10-Q for the quarter ended June 30,
          1989].
 *10.7    Optional Stock Dividend Plan of the company dated September
          1999.
  10.8    Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by
          General Portland for the fiscal year ended December 31,
          1980].
  10.9    Option Agreement for Common Stock dated as of November 1,
          1993 between the company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31,
          1993].
  10.10   Deferred Compensation Program of Canada Cement Lafarge
          [incorporated by reference to Exhibit 10.57 to Amendment No.
          1 to the Registration Statement on Form S-1 (Registration
          No. 2-86589) of the company, filed with the Securities and
          Exchange Commission on November 23, 1983].
  10.11   Agreement dated November 8, 1983 between Canada Cement
          Lafarge and Standard Industries Ltd. [incorporated by
          reference to Exhibit 10.58 to Amendment No. 1 to the
          Registration Statement on Form S-1 (Registration No.
          2-86589) of the company, filed with the Securities and
          Exchange Commission on November 23, 1983].
  10.12   Stock Purchase Agreement dated September 17, 1986 between
          the company and Lafarge Coppee, S.A. [incorporated by
          reference to Exhibit B to our report on Form 10-Q for the
          quarter ended September 30, 1986].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.13   Cost Sharing Agreement dated December 2, 1988 between
          Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human
          resources and communication techniques [incorporated by
          reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31,
          1988].
  10.14   Royalty Agreement dated December 2, 1988 between Lafarge
          Coppee, LCI and the company relating to access to the
          reputation, logo and trademarks of Lafarge Coppee
          [incorporated by reference to Exhibit 10.43 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
  10.15   Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].
  10.16   Description of Nonemployee Director Retirement Plan of the
          company, effective January 1, 1989 [incorporated by
          reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31,
          1989].
  10.17   Reimbursement Agreement dated January 1, 1990 between
          Lafarge Coppee and the company relating to expenses for
          Strategic Planning and Communication techniques
          [incorporated by reference to Exhibit 10.41 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990].
  10.18   Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit
          10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].
  10.19   Receivables Purchase Agreement dated as of October 13, 2000 among Sierra Bay Receivables, Inc. as Seller, Lafarge
          Corporation, as Initial Servicer, Blue Ridge Asset Funding
          Corporation, the Liquidity Banks from time to time party
          hereto and Wachovia Bank, N.A. as Agent [incorporated by
          reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q filed by the company for the fiscal quarter ended
          September 30, 2000].
  10.20   Receivables Sale Agreement dated as of October 13, 2000
          among Lafarge Corporation and certain of its Subsidiaries, as Originators, and Sierra Bay Receivables, Inc. as Buyer
          [incorporated by reference to Exhibit 10.2 to the Quarterly
          Report on Form 10-Q filed by the company for the fiscal
          quarter ended September 30, 2000].
  10.21   Cost Sharing Agreement dated January 2, 1996 between Lafarge
          Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America
          [incorporated by reference to Exhibit 10.21 to the Annual
          Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
  10.22   Marketing and Technical Assistance Agreement dated October
          1, 1996 between Lafarge S.A. and the company related to
          research and development, marketing, strategic planning,
          human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit
          10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
  10.23   Amendment No. 1 to Option Agreement for Common Stock dated as of May 2, 2000 between Lafarge Corporation and Lafarge
          S.A. [incorporated by reference to Exhibit 10.1 to the
          Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended June 30, 2000].
  10.24   1998 Stock Option Plan of the company [incorporated by
          reference to Exhibit 4.1 to the Registration Statement on
          Form S-8 (Regulation No. 333-65897) of the company, filed
          with the Securities and Exchange Commission on October 20,
          1998].
  10.25   Credit Agreement dated as of December 8, 1998 between the
          company and nine separate banking institutions [incorporated by reference to Exhibit 10.25 to the Annual Report on Form
          10-K filed by the company for the fiscal year ended December
          31, 1998].
  10.26   Amendment dated August 1, 1998 to Nonemployee Director
          Retirement Plan of the company filed as Exhibit
          10.16.[incorporated by reference to Exhibit 10.26 to the
          Annual Report on Form 10-K filed by the company for the
          fiscal year ended December 31, 1998].

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 *10.27   Non-Employee Directors' Deferred Compensation Plan Cash or
          Phantom Stock Investment Options
 *10.28   Commercial Paper Dealer Agreement dated as of March 2, 2001 between Lafarge Corporation and Salomon Smith Barney Inc.
          concerning notes to be issued pursuant to an Issuing and
          Paying Agency Agreement dated as of March 2, 2001 between
          Lafarge Corporation and Citibank, N.A.
 *10.29   Commercial Paper Dealer agreement dated as of March 2, 2001 between Lafarge Corporation and Suntrust Bank concerning
          notes to be issued pursuant to an Issuing and Paying Agency
          Agreement dated as of March 2, 2001 between Lafarge
          Corporation and Citibank N.A.
 *10.30   Commercial Paper Issuing and Paying Agent Agreement dated as of March 2, 2001 between Citibank, N.A. and Lafarge
          Corporation.
 *10.31   Credit Agreement dated as of March 2, 2001 among Lafarge
          Corporation as Borrower, the Initial Lenders named therein,
          Citibank, N.A. as Administrative Agent, Salomon Smith Barney
          Inc. as Arranger and Bayerische Landesbank Girozentrale, BNP
          Paribas, Suntrust Bank and Westdeustche Landesbank
          Girozentrale as Syndication Agents.
 *21      Subsidiaries of the company.
 *23      Consent of Arthur Andersen LLP, independent public
          accountants.

---------------
 * Filed herewith

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

Date:  March 28, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                SIGNATURE                                   TITLE                        DATE
                ---------                                   -----                        ----
           /s/ JOHN M. PIECUCH              President and Chief Executive Officer   March 28, 2001
------------------------------------------              and Director
             JOHN M. PIECUCH

          /s/ LARRY J. WAISANEN              Executive Vice President and Chief     March 28, 2001
------------------------------------------            Financial Officer
            LARRY J. WAISANEN

           /s/ JOSEPH B. SHERK                  Vice President and Controller       March 28, 2001
------------------------------------------
             JOSEPH B. SHERK

         /s/ BERTRAND P. COLLOMB                    Chairman of the Board           March 28, 2001
------------------------------------------
           BERTRAND P. COLLOMB

                                                          Director                  March   , 2001
------------------------------------------
             THOMAS A. BUELL

          /s/ MARSHALL A. COHEN                           Director                  March 28, 2001
------------------------------------------
            MARSHALL A. COHEN

          /s/ PHILIPPE P. DAUMAN                          Director                  March 28, 2001
------------------------------------------
            PHILIPPE P. DAUMAN

          /s/ BERNARD L. KASRIEL                          Director                  March 28, 2001
------------------------------------------
            BERNARD L. KASRIEL

                SIGNATURE                                   TITLE                        DATE
                ---------                                   -----                        ----
           /s/ JACQUES LEFEVRE                            Director                  March 28, 2001
------------------------------------------
             JACQUES LEFEVRE

           /s/ PAUL W. MACAVOY                            Director                  March 28, 2001
------------------------------------------
             PAUL W. MACAVOY

          /s/ CLAUDINE B. MALONE                          Director                  March 28, 2001
------------------------------------------
            CLAUDINE B. MALONE

          /s/ ROBERT W. MURDOCH                           Director                  March 28, 2001
------------------------------------------
            ROBERT W. MURDOCH

           /s/ BERTIN F. NADEAU                           Director                  March 28, 2001
------------------------------------------
             BERTIN F. NADEAU

           /s/ JOHN D. REDFERN                            Director                  March 28, 2001
------------------------------------------
             JOHN D. REDFERN

            /s/ JOE M. RODGERS                            Director                  March 28, 2001
------------------------------------------
              JOE M. RODGERS

                                                          Director                  March   , 2001
------------------------------------------
               MICHEL ROSE

        /s/ LAWRENCE M. TANENBAUM                         Director                  March 28, 2001
------------------------------------------
          LAWRENCE M. TANENBAUM

           /s/ GERALD H. TAYLOR                           Director                  March 28, 2001
------------------------------------------
             GERALD H. TAYLOR