Form 10-Q
period 2001-03-31
LAFARGE CORP
filed 2001-05-15
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-11936

Lafarge Corporation

Incorporated in Maryland

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

I.R.S. Employer Identification No.
58-1290226

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [ ]

There were 67,736,936 shares of our Common Stock and 4,261,888 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2001, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE CORPORATION

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2001

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in thousands, except per share amounts)

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Net Sales	$444,385	$437,626	$2,794,388	$2,784,371

Costs and expenses

Cost of goods sold	453,469	403,055	2,149,746	2,044,185

Selling and administrative	72,151	62,012	279,507	245,616

Amortization of goodwill	5,167	4,153	18,227	16,890

Other (income) expense, net	3,533	194	(25,697)	(8,651)

Minority interests	1,633	—	1,633	—

Interest expense	14,097	11,723	52,994	60,201

Interest income	(2,260)	(4,144)	(21,813)	(18,478)

Total costs and expenses	547,790	476,993	2,454,597	2,339,763

Earnings (loss) before income taxes	(103,405)	(39,367)	339,791	444,608

Income tax benefit (expense)	37,433	14,819	(123,848)	(164,730)

Net Income (Loss)	$(65,972)	$(24,548)	$215,943	$279,878

Net Income (Loss) Per Share – Basic	$(0.92)	$(0.34)	$2.96	$3.84

Net Income (Loss) Per Share – Diluted	$(0.92)	$(0.34)	$2.95	$3.83

Dividends Per Share	$0.15	$0.15	$0.60	$0.60

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	March 31	December 31
	2001	2000	2000
	(unaudited)	(unaudited)	(audited)

Assets

Cash and cash equivalents	$157,660	$248,239	$214,089

Short-term investments	—	3,441	—

Receivables, net	343,564	358,182	385,912

Inventories	382,981	313,318	372,423

Other current assets	106,788	102,135	104,161

Total current assets	990,993	1,025,315	1,076,585

Property, plant and equipment (less accumulated depreciation and depletion of $1,400,929, $1,345,068 and $1,400,245)	2,145,756	1,702,108	2,122,390

Excess of cost over net tangible assets of businesses acquired, net	427,611	331,311	438,345

Other assets	268,490	190,318	265,264

Total Assets	$3,832,850	$3,249,052	$3,902,584

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$444,696	$328,580	$502,030

Income taxes payable	16,719	55,263	48,199

Short-term borrowings and current portion of long-term debt	370,779	130,031	190,250

Total current liabilities	832,194	513,874	740,479

Long-term debt	674,779	699,638	687,448

Deferred income taxes	197,379	115,021	206,067

Accrued post-retirement benefit cost	173,412	153,938	174,165

Minority interests	112,343	5,073	117,010

Other long-term liabilities	81,993	73,351	85,246

Total Liabilities	2,072,100	1,560,895	2,010,415

Common Equity	67,550	69,009	67,492

Common stock ($1.00 par value; authorized 150.0 million shares; issued 67.6, 69.0 and 67.5 million shares)	67,550	69,009	67,492

Exchangeable shares (no par or stated value; authorized 24.3 million shares; issued 4.4, 4.5 and 4.5 million shares)	33,878	33,043	34,402

Additional paid-in-capital	687,909	703,304	690,072

Retained earnings	1,160,084	988,214	1,237,117

Accumulated other comprehensive income (loss)	(188,671)	(105,413)	(136,914)

Total Shareholders’ Equity	1,760,750	1,688,157	1,892,169

Total Liabilities and Shareholders’ Equity	$3,832,850	$3,249,052	$3,902,584

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Cash Flows from Operations

Net income (loss)	$(65,972)	$(24,548)	$215,943	$279,878

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:

Depreciation, depletion and amortization	42,749	43,822	167,221	171,558

Provision for bad debts	1,110	802	2,759	2,448

Gain on sale of assets	(1,719)	(757)	(13,731)	(9,129)

Other noncash charges and credits, net	(3,271)	7,372	(15,210)	22,667

Net change in operating working capital	(82,925)	(54,830)	48,715	(115,952)

Net Cash Provided by (Used in) Operations	(110,028)	(28,139)	405,697	351,470

Cash Flows from Investing

Capital expenditures	(81,544)	(118,701)	(394,541)	(373,724)

Acquisitions, net of cash acquired	(23,844)	(9,794)	(256,086)	(32,749)

Redemptions of short-term investments, net	—	88,185	3,441	89,848

Proceeds from property, plant and equipment dispositions	5,022	3,255	30,850	46,277

Other	(201)	(816)	(10,375)	7,086

Net Cash Used for Investing	(100,567)	(37,871)	(626,711)	(263,262)

Cash Flows from Financing

Net increase (decrease) in short-term and long-term borrowings (includes current portion)	172,444	82,025	216,906	(7,704)

Issuance of equity securities, net	2,565	37	5,643	2,980

Repurchase of common stock	(5,972)	—	(55,848)	—

Dividends, net of reinvestments	(10,283)	(4,620)	(24,325)	(18,930)

Net Cash Provided (Consumed) by Financing	158,754	77,442	142,376	(23,654)

Effect of exchange rate changes	(4,588)	(1,005)	(11,941)	14,659

Net Increase (Decrease) in Cash and Cash Equivalents	(56,429)	10,427	(90,579)	79,213

Cash and Cash Equivalents at the Beginning of the Period	214,089	237,812	248,239	169,026

Cash and Cash Equivalents at the End of the Period	$157,660	$248,239	$157,660	$248,239

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge Corporation, together with its subsidiaries, is North America’s largest diversified supplier of aggregate, concrete and concrete products, cement and cementitious materials, gypsum drywall and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cementitious Materials and Lafarge Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. See Note 12 below for information regarding these segments.

We have approximately 900 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold over 51 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2000 Annual Report on Form 10-K.

3.	Most of our markets are affected by seasonal, weather-related conditions. Therefore, you should not view our quarterly earnings as indicative of results to be expected for a full year or any other interim period.

4.	On January 1, 2001, we adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.” SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards also require that changes in the derivative’s fair value be recognized currently in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. The adoption of SFAS No. 133 and its amendments did not materially impact our consolidated results of operations or financial condition as we have not used derivative financial instruments to mitigate or eliminate various financial and market risks in 2000 or 2001

On October 1, 2000, we adopted the provisions of the Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Costs,” which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF No. 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts we billed for shipping and handling were shown as an offset to shipping costs which were recorded in cost of goods sold in the accompanying Condensed Consolidated Statements of Income (Loss). There was no impact to our income from operations or net income (loss) as a result of the adoption of this new pronouncement. Prior-year financial statements have been restated to conform to the requirements of EITF No. 00-10.

5.	During 2000, we entered into a receivables securitization program to provide us with a cost-effective source of working capital and short-term financing. Under the program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. According to SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The related fees and discounting expense have been recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income (Loss). The SPS holds a subordinated retained interest in the receivables not sold to third parties. Included in “receivables, net” are subordinated interest in receivables totaling $33,367 and $36,635 at March 31, 2001 and December 31, 2000, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses, timing of prepayments and discount rates commensurate with the risks involved. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We will service, administer and collect the receivables sold.

6.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At March 31, 2001 and 2000 and at December 31, 2000, our inventories consisted of the following (in thousands):

	March 31
			December 31
	2001	2000	2000

Finished products	$206,514	$162,375	$205,328

Work in process	47,236	35,526	31,499

Raw materials and fuel	62,429	53,408	69,745

Maintenance and operating supplies	66,802	62,009	65,851

Total inventories	$382,981	$313,318	$372,423

7.	In March 2001, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2001, we had $300 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 5.53% and maturity dates ranging from 10 to 33 days. The agreements, which expire in March 2002, require the maintenance of certain financial ratios, among other restrictions.

8.	For the three months ended March 31, 2001, we bought back approximately 180 thousand shares of our Common Stock (at an average price of $30.59 per share) pursuant to our previously announced stock buyback program. We have now repurchased approximately 2.6 million shares at an average price of $20.90 per share under this program.

9.	Cash paid for interest and income taxes is as follows (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Interest (net of amounts capitalized)	$3,635	$1,121	$59,326	$50,948

Income taxes (net of refunds)	$9,066	$19,883	$150,884	$148,602

10.	Net income (loss) per share for the three and twelve months ended March 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Basic Calculation

Net income (loss)	$(65,972)	$(24,548)	$215,943	$279,878

Weighted average number of shares outstanding	72,059	73,271	72,957	72,855

Basic net income (loss) per share	$(0.92)	$(0.34)	$2.96	$3.84

Diluted Calculation

Net income (loss) assuming dilution	$(65,972)	$(24,548)	$215,943	$279,878

Weighted average number of shares outstanding	72,059	73,271	72,957	72,855

Net effect of dilutive stock options and warrant based on the treasury stock method	—	—	199	305

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	72,059	73,271	73,156	73,160

Diluted net income (loss) per share	$(0.92)	$(0.34)	$2.95	$3.83

Basic net income (loss) per common equity share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common equity share assumed the exercise of stock options and warrant, to the extent such conversion is dilutive, for all periods presented.

11.	Comprehensive income (loss) consists of the following (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Net income (loss)	$(65,972)	$(24,548)	$215,943	$279,878

Foreign currency translation adjustments	(51,757)	(5,594)	(83,258)	35,263

Comprehensive income (loss)	$(117,729)	$(30,142)	$132,685	$315,141

12.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other post-retirement benefit expense for retirees, goodwill amortization related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., income taxes, interest and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cementitious Materials and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Net sales:

Construction Materials

Revenues from external customers	$246.7	$220.4	$1,601.7	$1,511.4

Intersegment revenues	—	—	0.3	0.9

Cementitious Materials

Revenues from external customers	162.4	177.2	1,063.3	1,111.8

Intersegment revenues	20.7	21.6	136.4	120.9

Gypsum

Revenues from external customers	35.3	40.0	129.4	161.2

Eliminations	(20.7)	(21.6)	(136.7)	(121.8)

Total net sales	$444.4	$437.6	$2,794.4	$2,784.4

Earnings (loss) from operations:

Construction Materials (a)	$(49.6)	$(21.6)	$164.0	$190.3

Cementitious Materials (a)	0.2	0.1	318.5	328.3

Gypsum (a)	(19.3)	7.3	(44.6)	40.7

Corporate and other	(21.2)	(17.6)	(65.3)	(73.0)

Earnings (loss) from operations	(89.9)	(31.8)	372.6	486.3

Minority interests	(1.6)	—	(1.6)	—

Interest expense, net	(11.9)	(7.6)	(31.2)	(41.7)

Earnings (loss) before income taxes	$(103.4)	$(39.4)	$339.8	$444.6

(a)	Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2001	2000	2001	2000

Net sales:

United States	$292.9	$312.2	$1,885.1	$1,942.6

Canada	151.5	125.4	909.3	841.8

Total net sales	$444.4	$437.6	$2,794.4	$2,784.4

Earnings (loss) from operations:

United States	$(53.5)	$(9.8)	$232.2	$337.6

Canada	(36.4)	(22.0)	140.4	148.7

Total earnings (loss) from operations	(89.9)	(31.8)	372.6	486.3

Minority interests	(1.6)	—	(1.6)	—

Interest expense, net	(11.9)	(7.6)	(31.2)	(41.7)

Earnings (loss) before income taxes	$(103.4)	$(39.4)	$339.8	$444.6

Assets by operating segment consist of the following (in millions):

	March 31
			December 31
	2001	2000	2000

Construction Materials	$1,586.9	$1,223.4	$1,664.7

Cementitious Materials	1,130.2	1,102.5	1,052.1

Gypsum	307.8	172.9	279.4

Corporate, Redland goodwill and other	808.0	750.3	906.4

Total assets	$3,832.9	$3,249.1	$3,902.6

13.	In February 2001, we purchased substantially all the assets of Buffalo, New York-based Pine Hill Materials Corporation and American Ready-Mix Concrete Corporation. Pine Hill and American Ready-Mix produce approximately one million tons of aggregate (primarily sand & gravel), 400,000 cubic yards of ready-mixed concrete and concrete block at eight locations in the greater Buffalo area. The companies also supply brick and other building materials.

Pine Hill and American Ready-Mix is the latest in a series of acquisitions that have nearly tripled our aggregate sales volume in just the last five years to a projected level of over 110 million tons annually.

14.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri. While we are in the early stages of evaluating Dunn Industrial’s claims and believe Dunn Industrial is seeking in excess of $67 million in damages, the amount of our liability in connection with this suit is uncertain at this time. We intend to vigorously defend the suit.

In April and December 2000, the Ontario (Canada) Court rendered two decisions against LCI and other defendants in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, fly ash and cement used in defective foundations. We estimate that the total amount of liability attributed to LCI in capital, interest and third-party costs represents approximately Canadian $9.9 million, net of insured amounts. LCI has appealed both decisions. We believe our insurance coverage and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. In 1999, LCI became involved as a defendant in a class action related to the 1992 lawsuit. The action was certified as a class action in 2000, but will not proceed until after the Court of Appeals renders its decision in the 1992 lawsuit. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability which LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

Currently, we are involved in one remediation under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. We believe that this matter will not have a material impact on our financial condition.

We are involved in one state cleanup in the State of Michigan. In December 1999, we were served with a complaint alleging that some time between 1952 and 1992, air-scrubber baghouse bags were transported to and disposed of at the Arthur Fivenson Iron and Metal Company. We are one of six defendants in the state action to recover response activity costs which Michigan incurred in responding to releases and threatened releases of hazardous substances at this site. We are vigorously defending this action and believe that resolution of this matter will not have a material impact on our financial condition.

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, we record an estimate of the required remediation costs as a liability in our financial statements. As of March 31, 2001, liabilities recorded for our environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at March 31, 2001. However, we have concluded that the possibility of material liability in excess of the amount reported in the March 31, 2001 Condensed Consolidated Balance Sheet is remote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lafarge Corporation, together with its subsidiaries, is North America’s largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

Construction Materials – the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt and the construction and paving of roads.

Cementitious Materials – the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and processing of fuel-quality waste and alternative raw materials for use in cement kilns.

Gypsum – the production and distribution of gypsum drywall and related products.

Our broad range of products is complemented by our geographic diversity. We have approximately 900 operations doing business in most states and throughout Canada, where we operate through our major operating subsidiary, Lafarge Canada Inc.

Historically, we incur a loss in the first quarter because sales and operating results in many of our operating regions are negatively impacted by winter weather conditions, which reduce construction activity. In addition, we perform substantial portions of our major maintenance projects during this period of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

Three Months Ended March 31, 2001

The typical seasonal pattern was evident during the three months ended March 31, 2001 when we incurred a net loss of $66.0 million, or $0.92 per share on a diluted basis. This compares with a net loss of $24.5 million, or $0.34 per diluted share, for the first quarter of 2000. Our U.S. operations reported an operating loss of $53.5 million, $43.7 million higher than 2000, and the Canadian operating loss was $36.4 million, $14.4 million higher than 2000. The $58.1 million increase in our operating loss was mainly attributable to the seasonal losses from recent acquisitions, deteriorating gypsum drywall prices and a return of more normal winter conditions in contrast to last year’s mild first quarter weather.

Net sales increased 2 percent to $444.4 million, up from $437.6 million in 2000. U.S. net sales decreased 6 percent to $292.9 million and Canadian net sales were $151.5 million, up 21 percent. The overall increase in net sales is mostly due to shipments from acquisitions made in 2000 and shipments from our new drywall plants in Kentucky and Florida that were not in operation last year. However, a return to more normal winter conditions and the impact of depressed gypsum drywall prices offset most of these gains.

Construction Materials

Our construction materials operations lost $49.6 million, a decline of $28.0 million from last year. Approximately $19 million of the decline was attributable to seasonal losses from our recent acquisitions of Warren Paving & Materials Group and the Presque Isle, Michigan quarry. Net sales of $246.7 million were 12 percent higher than 2000, reflecting an increase in aggregate shipments of 21 percent and higher ready-mixed concrete selling prices of 4 percent. These increases were partly offset by reduced ready-mixed concrete shipments of 2 percent and a 5 percent fluctuation in the average exchange rate between the Canadian dollar and U.S. dollar.

In the U.S., the operating loss of $18.3 million was $10.4 million worse than 2000. Net sales were relatively flat compared to the prior year. Ready-mixed concrete volumes decreased 5 percent mainly due to harsher winter weather conditions than the prior year. Aggregate volumes increased 3 percent due to the Presque Isle quarry acquisition, favorable weather conditions in New Mexico and an improvement in the business climate in Missouri, partly offset by colder winter conditions in the eastern U.S. region. Ready-mixed concrete average selling prices increased 2 percent due to strong market conditions in Maryland and favorable product and geographic mix, while aggregate average net selling prices increased 1 percent. The increased volumes and selling prices were more than offset by seasonal losses from the June 2000 acquisition of the Presque Isle quarry and completing maintenance and repairs earlier in the year than normal in response to colder weather.

In Canada, the loss of $31.3 million was $17.6 million worse than last year. Net sales in Canada were 30 percent higher than 2000 due to a combination of higher ready-mixed concrete and aggregate volumes and average ready-mixed concrete selling prices. Ready-mixed concrete volumes in Canada increased 2 percent mainly driven by increased activity in the oil and gas sector in Northern Alberta. Aggregate volumes in Canada increased 46 percent mainly due to the acquisition of Warren Paving & Materials Group late in 2000. Excluding shipments from Warren Paving & Materials Group, aggregate volumes increased 5 percent. Ready-mixed concrete average selling prices increased 6 percent due to favorable product and geographic mix, while aggregate average net selling prices increased 3 percent. The volume gains and improved ready-mixed concrete prices were more than offset by the seasonal losses from Warren Paving & Materials Group.

Cementitious Materials

Our cementitious materials operations earned $0.2 million, a slight improvement from last year mainly due to lower fixed costs and higher selling prices in both the U.S. and Canada. Net sales decreased 8 percent due to a decrease in shipments of 10 percent partly offset by an increase in net realization (delivered price per ton to customers less freight) of 2 percent. U.S. earnings from operations totaled $1.7 million, $1.7 million lower than last year mainly due to a decrease in shipments of 14 percent as more typical winter weather prevailed, partially offset by annual major maintenance projects that were performed earlier in the year last year. U.S. net sales decreased 11 percent reflecting the decrease in shipments offset by a slight improvement in net realization. The Canadian loss was $1.5 million, $1.8 million better than 2000. Canadian cement shipments increased 3 percent primarily due to higher consumption by our construction materials operations and higher activity in the oil and gas sector. Net realization improved 4 percent in Canada mainly due to general price increases. Despite the gains in sales volume and net realization, net sales remained flat due to a 5 percent fluctuation in the average exchange rate between the Canadian dollar and U.S. dollar.

Gypsum

The operating loss from our gypsum operations was $19.3 million, $26.6 million worse than 2000 mainly due to the deterioration of drywall selling prices. Our average selling price in the first quarter of $73 per thousand square feet was 55 percent lower than the same period last year. In addition, rising natural gas prices added $2.3 million more costs than last year. Operating costs were also higher than the prior year due to the start-up of the new Palatka, Florida drywall plant, which began to phase in production in January 2001. Total drywall sales volumes in the first quarter of 349 million square feet were 62 percent ahead of last year due to shipments from the new plants in Kentucky and Florida that were not in operation in the first quarter of 2000.

Selling and Administrative

Selling and administrative expenses increased by $10.1 million from 2000 mainly due to the growth in our construction materials operations, costs incurred in a management training program recently developed for our construction materials business and costs associated with the implementation of the shared service center for our construction materials business.

Income Taxes

For the quarters ended March 31, 2001 and 2000, we recorded an income tax benefit as a result of the seasonal loss from our U.S. and Canadian operations. Our effective income tax rate was 36.2 percent in

2001 and 37.6 percent in 2000. The reduction in our effective income tax rate resulted from a reduction in our state income taxes.

Twelve Months Ended March 31, 2001

We reported net income of $215.9 million in 2001, a $64.0 million decrease over the $279.9 million reported for the twelve months ended March 31, 2000. Earnings from operations of $372.6 million declined $113.7 million from the $486.3 million earned in 2000. Net sales of $2,794.4 million increased $10.0 million from $2,784.4 million in 2000. U.S. net sales declined 3 percent while Canadian net sales increased 8 percent.

Construction Materials

Our construction materials operations earned $164.0 million, $26.3 million worse than 2000. In the U.S., earnings were $105.7 million, $9.4 million worse than last year. U.S. ready-mixed concrete volumes decreased 3 percent due to harsher winter weather conditions late in 2000 and in 2001, while selling prices increased 4 percent from general price increases and geographic and product mix. Aggregate volumes increased 18 percent mainly due to volumes associated with the Presque Isle quarry acquired in June 2000. Aggregate selling prices decreased 6 percent due to the Presque Isle acquisition, which, because of its product mix, brought with it lower average prices than existing U.S. operations, and increased sales of lower value products. In Canada, earnings were $58.3 million, $16.9 million worse than 2000 mainly attributable to the seasonality of Warren Paving & Materials Group acquired late in 2000. Ready-mixed concrete volumes in Canada increased 2 percent and aggregate volumes increased 19 percent mainly due to the impact from the Warren Paving & Materials Group acquisition and increased project work. Canadian ready-mixed concrete selling prices were 4 percent higher than last year and aggregate prices increased 3 percent due to general price increases and a shift in the product mix to more higher value and premium products.

Cementitious Materials

Earnings from our cementitious materials operations were $318.5 million, $9.8 million lower than last year. Earnings from U.S. operations of $217.4 million were $11.5 million below 2000. In the U.S., cement shipments decreased 7 percent due to heavy snowfall and extremely cold weather late in 2000 and in 2001. Net realization remained flat in the U.S. Earnings from Canadian operations of $101.1 million were $1.7 million higher than 2000 due to the timing of winter maintenance, a 2 percent increase in shipments and a 2 percent improvement in net realization, which were largely offset by rising fuel costs and increased maintenance and purchased clinker at the Bath, Ontario plant in the second quarter of 2000.

Gypsum

The operating loss from our gypsum operations was $44.6 million, $85.3 million worse than last year. The swing in profitability was due to a 39 percent decline in the average net selling price, rising raw material costs, increased energy costs, costs associated with the start-up of the new Kentucky and Florida drywall plants and additional administrative and marketing costs required to support a 1.8 billion square foot increase in production capacity. Shipments were 14 percent higher than 2000 due to the volumes sold from our two new drywall plants.

Selling and Administrative

Selling and administrative expenses were $33.9 million higher mainly due to growth in our construction materials operations, increased staffing (particularly in the human resource and strategic development functions), the restructuring of the Canadian gypsum operations, increased costs to support the increase of gypsum production capacity and costs associated with establishing a shared service center in our construction materials operations.

Other (Income) Expense, Net

Other (income) expense, net was a gain of $25.7 million in 2001 and $8.7 million in 2000. The $17.0 million increase was primarily due to increased pension income and higher gains on asset dispositions.

Income Taxes

Our effective income tax rate was 36.4 percent in 2001 and 37.1 percent in 2000. The reduction in our effective income tax rate resulted from a reduction in our state income taxes.

Liquidity and Capital Resources

We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At March 31, 2001, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

In March 2001, we entered into commercial paper agreements (see Note 7 in the Notes to Condensed Consolidated Financial Statements concerning this agreement).

Net cash of $110.0 million was used in operating activities in the first quarter of 2001 compared with net cash used of $28.1 million in the same period in 2000. The increase in cash used for operations was primarily due to a higher net loss and the net increase in operating working capital. The higher net loss was largely due to expected seasonal losses in our recent acquisitions of Warren Paving & Materials Group and the Presque Isle quarry in addition to increased losses in our Gypsum operations. The net change in operating working capital was mainly due to increased inventory levels from reduced product shipments due to the heavy snowfall and colder winter weather conditions.

Net cash used for investing activities in the three-month period of 2001 was $62.7 million higher than the same period last year mainly due to redemptions of short-term investments in the prior year of $88.2 million. In the first quarter of 2001, net cash provided by financing activities was $158.8 million compared with $77.4 million in the same period in 2000 due to the net increase in short-term and long-term borrowings of $90.4 million. Historically, we fund our first quarter operating loss and working capital requirements through the redemption of short-term investments and proceeds from short-term borrowings. The decrease in the redemption of short-term investments is reflective of the first quarter requirements being funded from cash and cash equivalents in 2001. The net increase in short-term and long-term borrowings in 2001 is due to a higher operating loss, a larger net increase in operating working capital and an increase in cash paid for acquisitions.

During the first quarter of 2001, the most significant uses of cash were a net increase in operating working capital of $82.9 million, capital expenditures of $81.5 million and acquisitions of $23.8 million. The most significant source of funds was net short-term and long-term borrowings of $172.4 million. This compares with a net increase in operating working capital of $54.8 million, capital expenditures of $118.7 million, acquisitions of $9.8 million and a net increase in short-term and long-term borrowings of $82.0 million during the first quarter of 2000.

Net cash provided by operating activities for the twelve-months ended March 31, 2001 increased by $54.2 million over the same period in 2000 due to decreases in net operating working capital, offset slightly by lower net income and noncash charges. Compared with the twelve-months ended March 31, 2001, net cash used for investing activities in the same period in 2000 increased by $363.4 million due to increased spending on acquisitions and increased capital spending. Net cash provided by financing activities increased $166.0 million compared with the twelve-months ended March 31, 2000 due to an increase in net short-term and long-term borrowings, offset slightly by the repurchase of common stock.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $550 million to $600 million in 2001.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. We primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate change on anticipated debt issuances. As of March 31, 2001, we do not have any derivative financial instruments outstanding.

Safe Harbor for Forward-Looking Statements

Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions (“Factors”) which are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of our business; national and regional economic conditions in the U.S. and Canada; Canadian currency fluctuations; the seasonality of our operations; levels of construction spending in major markets; the supply/demand structure of our industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of this date, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is contained in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 14 of the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 8, 2001. A total of 72,071,474 shares were entitled to be voted. At the meeting, stockholders elected the nominees for the Board of Directors identified below:

Director Elected	Votes For	Votes Withheld

Thomas A. Buell	57,534,198	294,981

Marshall A. Cohen	57,646,002	183,177

Bertrand P. Collomb	57,531,972	297,207

Philippe P. Dauman	57,646,515	182,663

Bernard L. Kasriel	57,646,139	183,039

Jacques Lefèvre	57,533,773	295,405

Paul W. MacAvoy	57,644,488	184,690

Claudine B. Malone	57,646,191	182,987

Robert W. Murdoch	57,645,707	183,472

Bertin F. Nadeau	57,644,173	185,005

John D. Redfern	57,646,550	182,628

Joe M. Rodgers	57,646,547	182,631

Philippe Rollier	57,646,766	182,412

Michel Rose	57,645,549	183,630

Lawrence M. Tanenbaum	57,642,213	186,965

Gerald H. Taylor	57,646,920	182,258

The stockholders ratified the appointment of Arthur Andersen LLP as independent auditors to audit the consolidated financial statements of the company for the year ending December 31, 2001, with voting as follows:

Votes For	Votes Against	Abstentions

57,254,642	399,283	175,252

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the quarterly period ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE CORPORATION

Date: May 15, 2001	By: /s/ LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President
and Chief Financial Officer