Form 10-Q
period 2001-06-30
LAFARGE CORP
filed 2001-08-14
CIK 716783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 67,666,867 shares of our Common Stock and 4,059,344 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of July 31, 2001, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

                               LAFARGE CORPORATION

                            FORM 10-Q FOR THE QUARTER
                               ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                      PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income (unaudited) -
          Three Months, Six Months and Twelve Months Ended
          June 30, 2001 and 2000.......................................................................1

          Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited),
          June 30, 2000 (unaudited) and December 31, 2000..............................................2

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          Six Months and Twelve Months Ended June 30, 2001 and 2000....................................3

          Notes to Condensed Consolidated Financial Statements.........................................4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...............................................................................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................19

                                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................20

Item 5.   Other Information...........................................................................20

Item 6.   Exhibits and Reports on Form 8-K............................................................20

SIGNATURE.............................................................................................21

INDEX TO EXHIBITS.....................................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                      LAFARGE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS                    SIX MONTHS                     TWELVE MONTHS
                                         ENDED JUNE 30                   ENDED JUNE 30                   ENDED JUNE 30
                                  ---------------------------     --------------------------      ---------------------------
                                      2001            2000            2001            2000            2001            2000
                                  -----------     -----------     -----------     -----------     -----------     -----------
NET SALES                         $   929,773     $   774,743     $ 1,374,158     $ 1,212,369     $ 2,949,418     $ 2,819,904

Costs and expenses
   Cost of goods sold                 716,971         543,922       1,170,440         946,978       2,322,794       2,063,964
   Selling and administrative          74,075          68,122         146,226         130,133         285,461         254,053
   Amortization of goodwill             5,063           4,317          10,230           8,470          18,973          16,801
   Other (income) expense, net          4,849          (2,241)          8,382          (2,047)        (18,607)         (5,332)
   Minority interests                   1,619              --           3,252              --           3,252              --
   Interest expense                    14,221          12,455          28,318          24,178          54,760          56,002
   Interest income                     (1,315)         (3,471)         (3,575)         (7,615)        (19,657)        (18,303)
                                  -----------     -----------     -----------     -----------     -----------     -----------

Total costs and expenses              815,483         623,104       1,363,273       1,100,097       2,646,976       2,367,185

Earnings before income taxes          114,290         151,639          10,885         112,272         302,442         452,719
Income tax benefit (expense)          (27,636)        (55,921)          9,797         (41,102)        (95,563)       (165,732)
                                  -----------     -----------     -----------     -----------     -----------     -----------

NET INCOME                        $    86,654     $    95,718     $    20,682     $    71,170     $   206,879     $   286,987
                                  ===========     ===========     ===========     ===========     ===========     ===========

NET INCOME PER SHARE - BASIC      $      1.20     $      1.30     $      0.29     $      0.97     $      2.85     $      3.93
                                  ===========     ===========     ===========     ===========     ===========     ===========

NET INCOME PER SHARE - DILUTED    $      1.19     $      1.30     $      0.28     $      0.97     $      2.84     $      3.92
                                  ===========     ===========     ===========     ===========     ===========     ===========

DIVIDENDS PER SHARE               $      0.15     $      0.15     $      0.30     $      0.30     $      0.60     $      0.60
                                  ===========     ===========     ===========     ===========     ===========     ===========


See the Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      JUNE 30          JUNE 30        DECEMBER 31
                                                                       2001             2000             2000
                                                                    (UNAUDITED)      (UNAUDITED)       (AUDITED)
                                                                    -----------      -----------      -----------
ASSETS

Cash and cash equivalents                                           $    71,180      $   165,342      $   214,089
Short-term investments                                                       --            3,377               --
Receivables, net                                                        537,990          591,206          385,912
Inventories                                                             389,994          333,441          372,423
Other current assets                                                    121,456          110,471          104,161
                                                                    -----------      -----------      -----------

Total current assets                                                  1,120,620        1,203,837        1,076,585

Property, plant and equipment (less accumulated depreciation
    and depletion of $1,465,630, $1,365,552 and $1,400,245)           2,169,849        1,818,006        2,122,390
Excess of cost over net assets of businesses acquired, net              483,518          370,395          438,345
Other assets                                                            278,235          202,359          265,264
                                                                    -----------      -----------      -----------

TOTAL ASSETS                                                        $ 4,052,222      $ 3,594,597      $ 3,902,584
                                                                    ===========      ===========      ===========

LIABILITIES AND SHAREHOLDER' EQUITY

Accounts payable and accrued liabilities                            $   512,893      $   408,139      $   502,030
Income taxes payable                                                     16,803           72,485           48,199
Short-term borrowings and current portion of long-term debt             419,979          295,492          190,250
                                                                    -----------      -----------      -----------

Total current liabilities                                               949,675          776,116          740,479

Long-term debt                                                          676,697          685,943          687,448
Deferred income taxes                                                   178,364          126,987          206,067
Accrued post-retirement benefit cost                                    175,402          169,971          174,165
Minority interests                                                      118,155            4,723          117,010
Other long-term liabilities                                              85,621           70,100           85,246
                                                                    -----------      -----------      -----------

Total Liabilities                                                     2,183,914        1,833,840        2,010,415
                                                                    -----------      -----------      -----------

Common Equity
   Common stock ($1.00 par value; authorized 150.0 million
      shares; issued 67.7, 69.3 and 67.5 million shares)                 67,693           69,286           67,492
   Exchangeable shares (no par or stated value; authorized 24.3
      million shares; issued 4.4, 4.5 and 4.5 million shares)            32,555           33,314           34,402
Additional paid-in-capital                                              684,516          709,658          690,072
Retained earnings                                                     1,236,117        1,072,905        1,237,117
Accumulated other comprehensive income (loss)                          (152,573)        (124,406)        (136,914)
                                                                    -----------      -----------      -----------

Total Shareholders' Equity                                            1,868,308        1,760,757        1,892,169
                                                                    -----------      -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 4,052,222      $ 3,594,597      $ 3,902,584
                                                                    ===========      ===========      ===========


See the Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                   SIX MONTHS                   TWELVE MONTHS
                                                                  ENDED JUNE 30                 ENDED JUNE 30
                                                             ------------------------      ------------------------
                                                               2001           2000           2001           2000
                                                             ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATIONS

Net income                                                   $  20,682      $  71,170      $ 206,879      $ 286,987
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
    Depreciation, depletion and amortization                    94,139         83,366        179,067        170,504
    Provision for bad debts                                      1,896            130          4,217          1,058
    (Gain) loss on sale of assets                                  423         (2,256)       (10,090)        (8,272)
    Other noncash charges and credits, net                     (13,640)          (503)       (17,704)        20,746
    Net change in operating working capital                   (210,286)      (216,313)        82,837        (97,277)
                                                             ---------      ---------      ---------      ---------

Net Cash Provided by (Used in) Operations                     (106,786)       (64,406)       445,206        373,746
                                                             ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING

Capital expenditures                                          (163,100)      (237,607)      (357,191)      (416,305)
Acquisitions, net of cash acquired                             (56,716)       (82,318)      (216,434)       (91,032)
Redemptions of short-term investments, net                          --         88,249          3,377          3,412
Proceeds from property, plant and equipment dispositions         4,285          5,282         28,086         39,494
Other                                                           (6,718)            --        (17,708)         8,620
                                                             ---------      ---------      ---------      ---------

Net Cash Used for Investing                                   (222,249)      (226,394)      (559,870)      (455,811)
                                                             ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING

Net increase in short-term and long-term borrowings
   (includes current portion)                                  217,331        232,185        111,633         85,764
Issuance of equity securities, net                               7,484            686          9,913          3,383
Repurchase of common stock                                     (16,242)            --        (66,118)            --
Dividends, net of reinvestments                                (20,126)        (9,394)       (29,394)       (18,928)
                                                             ---------      ---------      ---------      ---------

Net Cash Provided by Financing                                 188,447        223,477         26,034         70,219
                                                             ---------      ---------      ---------      ---------

Effect of exchange rate changes                                 (2,321)        (5,147)        (5,532)         3,682
                                                             ---------      ---------      ---------      ---------

Net Decrease in Cash and Cash Equivalents                     (142,909)       (72,470)       (94,162)        (8,164)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD       214,089        237,812        165,342        173,506
                                                             ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD           $  71,180      $ 165,342      $  71,180      $ 165,342
                                                             =========      =========      =========      =========


See the Notes to Condensed Consolidated Financial Statements.

                      LAFARGE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of aggregate, concrete and concrete products, cement and other cementitious materials, gypsum drywall and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cementitious Materials and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. See Note 13 below for information regarding these segments.

        We have approximately 900 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. ("LCI"). Lafarge S.A., a French company, and its affiliates hold over 51 percent of our common stock.

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

3. Most of our markets are affected by seasonal, weather-related conditions, which reduce construction activity. In addition, substantial portions of the year's major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4. On January 1, 2001, we adopted the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards also require that changes in the derivative's fair value be recognized currently in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. The adoption of SFAS No. 133 and its amendments did not materially impact our consolidated results of operations or financial condition.

        On October 1, 2000, we adopted the provisions of the Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10"), "Accounting for Shipping and Handling Costs," which provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF No. 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue, and the costs incurred by the seller for shipping and handling be classified as an expense. Historically, certain amounts we billed for shipping and handling were shown as an offset to shipping costs, which were recorded in cost of goods sold in the accompanying Condensed Consolidated Statements of Income. There was no impact to our income from operations or net income as a result of the adoption of this new pronouncement. Prior-year financial statements have been restated to conform to the requirements of EITF No. 00-10.

        On April 1, 2001, we adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures that we will be required to include in our December 31, 2001 consolidated financial statements. The adoption of this standard did not have an impact on our results of operations or financial condition.

        On June 29, 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. As of June 30, 2001, we had goodwill net of amortization of $483.5 million that will be subject to the provisions of SFAS No. 142. Our results of operations for the six months ended June 30, 2001 included $10.2 million of goodwill amortization expense that under SFAS No. 142 would not have been required. We are currently reviewing the provisions of these new pronouncements and their impact on our consolidated financial statements.

5. During 2000, we entered into a receivables securitization program to provide us with a cost-effective source of working capital and short-term financing. Under the program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the "SPS"). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. According to SFAS No. 140, the transactions were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. At June 30, 2001 and December 31, 2000, net accounts receivable amounting to $200.0 million and $146.0 million, respectively, had been sold under this agreement. The related fees and discounting expense have been recorded as "other (income) expense, net" in the accompanying Condensed Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties. Included in "receivables, net" is subordinated interest in receivables totaling $102,051 and $36,635 at June 30, 2001 and December 31, 2000,
        respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management's best estimates of credit losses, timing of prepayments and discount rates commensurate with the risks involved. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

6. We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At June 30, 2001 and 2000 and at December 31, 2000, our inventories consisted of the following (in thousands):

                                                      JUNE 30
                                               ---------------------    DECEMBER 31
                                                 2001         2000         2000
                                               --------     --------     --------
        Finished products                      $217,077     $182,055     $205,328
        Work in process                          37,002       33,228       31,499
        Raw materials and fuel                   66,504       56,687       69,745
        Maintenance and operating supplies       69,411       61,471       65,851
                                               --------     --------     --------

        TOTAL INVENTORIES                      $389,994     $333,441     $372,423
                                               ========     ========     ========

7. In March 2001, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2001, we had $300 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 4.15 percent and maturity dates ranging from 6 to 21 days. The agreements, which expire in March 2002, require the maintenance of certain financial ratios, among other restrictions.

8. For the three months ended June 30, 2001, income tax expense was reduced by a deferred tax adjustment resulting from the lowering of federal and provincial tax rates in Canada. Enacted in June 2001, the tax reduction program reduced income tax expense by approximately Canadian $21 million (approximately U.S. $14 million) for the quarter ended June 30, 2001.

9. For the six months ended June 30, 2001, we bought back approximately 525 thousand shares of our common stock (at an average price of $30.99 per share) pursuant to our previously announced stock buyback program. We have now repurchased approximately 3.0 million shares at an average price of $22.13 per share under this program.

10.     Cash paid for interest and income taxes is as follows (in thousands):

                                                        SIX MONTHS              TWELVE MONTHS
                                                      ENDED JUNE 30             ENDED JUNE 30
                                                  ---------------------     ---------------------
                                                    2001         2000         2001         2000
                                                  --------     --------     --------     --------
        Interest (net of amounts capitalized)     $ 27,673     $ 23,399     $ 53,253     $ 42,458
        Income taxes (net of refunds)             $  1,195     $ 37,925     $124,971     $145,351

11. Net income per share for the three, six and twelve months ended June 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                    THREE MONTHS               SIX MONTHS                TWELVE MONTHS
                                                   ENDED JUNE 30              ENDED JUNE 30              ENDED JUNE 30
                                               ---------------------      ---------------------      ----------------------
                                                 2001          2000         2001          2000         2001          2000
                                               --------      -------      --------      -------      --------      --------
BASIC CALCULATION

Net income                                     $ 86,654      $95,718      $ 20,682      $71,170      $206,879      $286,987
                                               ========      =======      ========      =======      ========      ========

Weighted average number of shares
   outstanding                                   72,066       73,593        72,063       73,425        72,579        73,019
                                               ========      =======      ========      =======      ========      ========

Basic net income per share                     $   1.20      $  1.30      $   0.29      $  0.97      $   2.85      $   3.93
                                               ========      =======      ========      =======      ========      ========

DILUTED CALCULATION

Net income assuming dilution                   $ 86,654      $95,718      $ 20,682      $71,170      $206,879      $286,987
                                               ========      =======      ========      =======      ========      ========

Weighted average number of shares
   outstanding                                   72,066       73,593        72,063       73,425        72,579        73,019

Net effect of dilutive stock options
   based on the treasury stock method               517          202           445          162           266           269

Net effect of dilutive stock warrant
   based on the treasury stock method               316           --           174           --            --            --
                                               --------      -------      --------      -------      --------      --------

Weighted average number of shares
   outstanding assuming full conversion
   of all potentially dilutive securities        72,899       73,795        72,682       73,587        72,845        73,288
                                               ========      =======      ========      =======      ========      ========

Diluted net income per share                   $   1.19      $  1.30      $   0.28      $  0.97      $   2.84      $   3.92
                                               ========      =======      ========      =======      ========      ========

        Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common equity share assumed the exercise of stock options, to the extent such conversion is dilutive, for all periods presented.

12.     Comprehensive income consists of the following (in thousands):

                                               THREE MONTHS                    SIX MONTHS                      TWELVE MONTHS
                                               ENDED JUNE 30                  ENDED JUNE 30                    ENDED JUNE 30
                                          ------------------------       -------------------------       -------------------------
                                            2001           2000            2001            2000            2001              2000
                                          ---------      ---------       ---------       ---------       ---------       ---------
        Net income                        $  86,654      $  95,718       $  20,682       $  71,170       $ 206,879       $ 286,987
        Foreign currency translation
           adjustments                       36,098        (18,993)        (15,659)        (24,587)        (28,167)         (4,708)
                                          ---------      ---------       ---------       ---------       ---------       ---------

        COMPREHENSIVE INCOME              $ 122,752      $  76,725       $   5,023       $  46,583       $ 178,712       $ 282,279
                                          =========      =========       =========       =========       =========       =========

13. The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other post-retirement benefit expense for retirees, goodwill amortization related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., income taxes, interest and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cementitious Materials and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

        Operating segment information consists of the following (in millions):

                                                    THREE MONTHS             SIX MONTHS               TWELVE MONTHS
                                                    ENDED JUNE 30           ENDED JUNE 30             ENDED JUNE 30
                                                 -------------------   -----------------------   -----------------------
                                                   2001       2000        2001         2000         2001         2000
                                                 --------   --------   ----------   ----------   ----------   ----------
Net sales:
   Construction Materials
      Revenues from external customers           $  585.7   $  431.7   $    832.4   $    652.2   $  1,755.6   $  1,539.8
      Intersegment revenues                          --         --           --           --            0.3          0.7
   Cement and Cementitious Materials
      Revenues from external customers              310.2      306.4        472.6        483.6      1,067.1      1,121.5
      Intersegment revenues                          40.2       39.1         60.9         60.7        137.5        125.4
   Gypsum
      Revenues from external customers               33.9       36.6         69.2         76.6        126.7        158.6
   Eliminations                                     (40.2)     (39.1)       (60.9)       (60.7)      (137.8)      (126.1)
                                                 --------   --------   ----------   ----------   ----------   ----------

TOTAL NET SALES                                  $  929.8   $  774.7   $  1,374.2   $  1,212.4   $  2,949.4   $  2,819.9
                                                 ========   ========   ==========   ==========   ==========   ==========

Earnings from operations:
   Construction Materials (a)                    $   75.7   $   67.2   $     26.0   $     45.6   $    172.5   $    195.0
   Cement and Cementitious Materials (a)             96.9      110.0         97.2        110.1        305.4        339.6
   Gypsum (a)                                       (22.9)       3.0        (42.1)        10.3        (70.4)        32.1
   Corporate and other                              (20.9)     (19.6)       (42.2)       (37.2)       (66.7)       (76.3)
                                                 --------   --------   ----------   ----------   ----------   ----------

Total earnings from operations                      128.8      160.6         38.9        128.8        340.8        490.4
Minority interests                                   (1.6)      --           (3.3)        --           (3.3)        --
Interest expense, net                               (12.9)      (9.0)       (24.7)       (16.5)       (35.1)       (37.7)
                                                 --------   --------   ----------   ----------   ----------   ----------

EARNINGS BEFORE INCOME TAXES                     $  114.3   $  151.6   $     10.9   $    112.3   $    302.4   $    452.7
                                                 ========   ========   ==========   ==========   ==========   ==========

(a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

        Condensed consolidated geographic information consists of the following (in millions):

                                     THREE MONTHS             SIX MONTHS               TWELVE MONTHS
                                     ENDED JUNE 30           ENDED JUNE 30             ENDED JUNE 30
                                  -------------------   -----------------------   -----------------------
                                    2001       2000        2001         2000         2001         2000
                                  --------   --------   ----------   ----------   ----------   ----------
Net sales:
   United States                  $  572.5   $  541.7   $    865.4   $    853.9   $  1,916.0   $  1,966.9
   Canada                            357.3      233.0        508.8        358.5      1,033.4        853.0
                                  --------   --------   ----------   ----------   ----------   ----------

TOTAL NET SALES                   $  929.8   $  774.7   $  1,374.2   $  1,212.4   $  2,949.4   $  2,819.9
                                  ========   ========   ==========   ==========   ==========   ==========

Earnings from operations:
   United States                  $   76.2   $  102.5   $     22.7   $     92.7   $    205.9   $    332.0
   Canada                             52.6       58.1         16.2         36.1        134.9        158.4
                                  --------   --------   ----------   ----------   ----------   ----------

Total earnings from operations       128.8      160.6         38.9        128.8        340.8        490.4
Minority interests                    (1.6)      --           (3.3)        --           (3.3)        --
Interest expense, net                (12.9)      (9.0)       (24.7)       (16.5)       (35.1)       (37.7)
                                  --------   --------   ----------   ----------   ----------   ----------

EARNINGS BEFORE INCOME TAXES      $  114.3   $  151.6   $     10.9   $    112.3   $    302.4   $    452.7
                                  ========   ========   ==========   ==========   ==========   ==========

        Assets by operating segment consist of the following (in millions):

                                                                            JUNE 30            DECEMBER 31
                                                                     -----------------------   ----------
                                                                        2001         2000         2000
                                                                     ----------   ----------   ----------
Construction Materials                                               $  1,849.2   $  1,300.0   $  1,664.7
Cement and Cementitious Materials                                       1,176.9      1,312.4      1,052.1
Gypsum                                                                    303.2        214.7        279.4
Corporate, Redland goodwill and other                                     722.9        767.5        906.4
                                                                     ----------   ----------   ----------

TOTAL ASSETS                                                         $  4,052.2   $  3,594.6   $  3,902.6
                                                                     ==========   ==========   ==========

14. In February 2001, we purchased substantially all the assets of Buffalo, New York-based Pine Hill Materials Corporation and American Ready-Mix Concrete Corporation. Pine Hill and American Ready-Mix produce approximately one million tons of aggregate (primarily sand & gravel), 400,000 cubic yards of ready-mixed concrete and concrete block at eight locations in the greater Buffalo area. The companies also supply brick and other building materials.

        In June 2001, we acquired Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado. With three ready-mix plants and two aggregate facilities, Rocky Mountain produces approximately 1.3 million tons of aggregate and 110,000 cubic yards of ready-mixed concrete annually. This acquisition both complements our existing position in the Vail/Aspen area and supports our strategy to expand the aggregates business in North America.

15. On March 28, 2001, Dunn Industrial Group, Inc. ("Dunn Industrial") filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic's liens against us and the City of Sugar Creek, Missouri. While we are in the early stages of evaluating Dunn Industrial's claims and believe Dunn Industrial is seeking in excess of $67 million in damages, the amount of our liability in connection with this suit is uncertain at this time. We intend to vigorously defend the suit.

        In May 2001, the Ontario Court of Appeal confirmed the decision of the trial court against LCI and other defendants with respect to their liability in a lawsuit originating in 1992 (the "1992 lawsuit") arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, fly ash and cement used in defective foundations. We estimate that the total amount of liability attributed to LCI in capital, interest and third-party costs represents approximately Canadian $9.9 million, net of insured amounts. We believe our insurance coverage (on which the Court of Appeal has yet to rule) and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. LCI intends to appeal the Court of Appeal decision on liability to the Supreme Court of Canada. In 1999, LCI became involved as a defendant in a class action related to the 1992 lawsuit. The action was certified as a class action in 2000 and potential claimants have until December 2001 to join the class. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability which LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

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

        When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, we record an estimate of the required remediation costs as a liability in our financial statements. As of June 30, 2001, liabilities recorded for our environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at June 30, 2001. However, we have concluded that the possibility of material liability in excess of the amount reported in the June 30, 2001 Condensed Consolidated Balance Sheet is remote.

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

16. Effective July 11, 2001, we entered into an agreement with our majority shareholder, Lafarge S.A., to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. The agreement grants us management authority for most of Blue Circle's U.S. business and provides for a fixed annual management fee plus incentives for improving operating results. The management contract expires on December 31, 2002 and is renewable for one-year periods thereafter. During the period covered by the management contract, the assets remain the property of Lafarge S.A. The financial results from the assets under the management contract will not be consolidated as part of Lafarge Corporation. We are in the process of integrating these businesses into our existing operational network in North America. A copy of this agreement is filed as an exhibit to this Form 10-Q, the terms of which are incorporated herein by reference.

        In conjunction with the management agreement, Lafarge S.A. granted us an option to purchase the assets being managed anytime between July 1, 2002 and December 31, 2004 at a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise. A copy of this agreement is filed as an exhibit to this Form 10-Q, the terms of which are incorporated herein by reference.

        Under a separate related agreement, we purchased for approximately Canadian $20 million certain Blue Circle North American assets outright on July 20, 2001 from Lafarge S.A. that are not part of the U.S. asset management agreement. Those businesses include sand and gravel operations in Ontario and near Buffalo, New York, which have more than
        2.5 million tons of sales annually, two Ontario ready-mixed concrete plants and a cold patch asphalt business with operations in Canada and the U.S.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lafarge Corporation, together with its subsidiaries, is North America's largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

        Construction Materials - the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.

        Cement and Cementitious Materials - the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and processing of fuel-quality waste and alternative raw materials for use in cement kilns.

        Gypsum - the production and distribution of gypsum drywall and related products.

Our broad range of products is complemented by our geographic diversity. We have approximately 900 operations doing business in most states and throughout Canada, where we operate through our major operating subsidiary, Lafarge Canada Inc.

Historically, we incur a loss in the first quarter because sales and operating results in many of our operating regions are negatively impacted by winter weather conditions, which reduce construction activity. In addition, substantial portions of the year's major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.


THREE MONTHS ENDED JUNE 30, 2001

During the three months ended June 30, 2001, we reported net income of $86.7 million, or $1.19 per share on a diluted basis. This compares with net income of $95.7 million, or $1.30 per diluted share, for the second quarter of 2000. The 2001 second quarter earnings were favorably affected by a deferred tax adjustment resulting from the lowering of federal and provincial tax rates in Canada. Enacted in June 2001, the tax reduction program added approximately Canadian $21 million (approximately U.S. $14 million) to net income during the quarter ended June 30, 2001, or $0.18 per diluted share. Our U.S. operations reported operating income of $76.2 million, $26.3 million lower than 2000 mainly as a result of continued depressed gypsum drywall prices. Our average drywall selling price was $57 per thousand square feet during the 2001 quarter, down 61 percent from the same period last year. Canadian operations reported operating income of $52.6 million, $5.5 million worse than 2000 mainly due to the impact of a weak Canadian dollar on the conversion of Canadian dollar results into U.S. dollars.

Net sales increased 20 percent to $929.8 million, up from $774.7 million in 2000, with recent acquisitions accounting for $126 million of the revenue increase. Sales of gypsum drywall declined in the quarter as net sales generated from shipments from our new plants in Kentucky and Florida, which were not in operation last year during the second quarter, were more than offset by the impact of the depressed gypsum drywall prices. Net sales in the U.S. of $572.5 million and in Canada of $357.3 million increased 6 and 53 percent, respectively, from last year.

CONSTRUCTION MATERIALS

Our construction materials operations earned $75.7 million, a 13 percent improvement from last year. Net sales of $585.7 million were $154.0 million higher than 2000, with recent acquisitions (including the Presque Isle, Michigan quarry, Pine Hill and Warren Paving & Materials Group) accounting for most of the increase. Higher sales volumes were registered in all main product lines in the second quarter, with significant contributions from businesses acquired during the last 12 months. Shipments of ready-mixed concrete and aggregate increased 8 percent and 39 percent, respectively, while average selling prices remained essentially unchanged.

In the U.S., operating income of $47.7 million was 16 percent higher than 2000, while sales were up 11 percent. Ready-mixed concrete volumes increased 6 percent from the same period last year largely due to the acquisition of Pine Hill, while average selling prices increased 5 percent due to better market segmentation and increased sales of value-added materials. Aggregate shipments improved 21 percent from 2000 due to the impact of recent acquisitions, somewhat offset by lower demand in parts of the Great Lakes. Aggregate average selling price was 3 percent lower than last year due to changes in geographic and product mix.

In Canada, earnings of $28.0 million were 8 percent higher than 2000, while net sales grew 71 percent primarily due to recent acquisitions. Ready-mixed concrete volumes increased 10 percent, much of which came from increased sales in eastern Canada, due in part to the absence of the concrete truck driver strike in Toronto that reduced volumes in 2000. Ready-mixed concrete average selling prices were essentially flat to last year in local currency, but decreased 4 percent upon conversion to U.S. dollars due to the devaluation of the Canadian dollar. Aggregate shipments improved 58 percent from 2000 due in part to the acquisition of Warren Paving & Materials Group late in 2000. Excluding shipments from Warren Paving & Materials Group, aggregate volumes increased 20 percent mainly driven by significant project work in northern Alberta, central Ontario and Quebec. Aggregate average selling price increased 8 percent in local currency as the result of annual price increases and geographic and product mix, but due to the devaluation of the Canadian dollar the effective increase in U.S. dollars was reduced to 3 percent.

Asphalt sales volumes reached 3.1 million tons during the three months ended June 30, 2001, up 52 percent from last year, with the Warren acquisition accounting for the entire increase.

CEMENT AND CEMENTITIOUS MATERIALS

Our cement and cementitious materials operations earned $96.9 million in the second quarter of 2001, a $13.1 million drop from last year. Net sales rose 1 percent to $350.4 million. Results were negatively impacted by the timing of major plant maintenance programs, increased distribution costs resulting from spring flooding on the Mississippi River, start-up costs for our new kiln line outside of Kansas City, Missouri, and a weaker Canadian dollar. Earnings from operations in the U.S. totaled $64.6 million, $7.2 million worse than last year. Weather-related construction project delays kept U.S. cement shipments flat, while net realization (delivered price per ton to customers less freight) was in line with last year. Canadian operating earnings were $32.4 million, $5.8 million worse than 2000 (of which $2.8 million is due to the impact of the weaker Canadian dollar on the conversion of our Canadian results into U.S. dollars). Canadian sales were relatively flat compared to 2000 due to the weakened Canadian dollar, which offset a 2 percent increase in cement shipments and a 4 percent increase in net realization in local currency.

GYPSUM

For the quarter, the gypsum division reported an operating loss of $22.9 million, $25.9 million worse than 2000. Sales declined 7 percent from last year. As mentioned previously, the gypsum division's results continued to be negatively impacted by declining drywall prices. Compounding the declining prices were higher energy costs and fixed costs associated with the start-up of a paper mill joint venture with the Rock-Tenn Corp., which offset lower gypsum and paper costs in the quarter. Sales volumes increased 96 percent due to shipments made from our two new state-of-the-art drywall production plants in Silver Grove, Kentucky and Palatka, Florida.

In July 2001, we implemented drywall price increases in all markets, and announced that a second price increase would go into effect in late August 2001. These price increases have improved the outlook for the gypsum operations and should help to reduce the magnitude of losses for the remainder of 2001.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $74.1 million increased 9 percent from the comparable period in 2000 due to growth in our construction materials operations and costs associated with the implementation of the shared service center for our construction materials business.

INCOME TAXES

For the quarters ended June 30, 2001 and 2000, we recorded income tax expense of $27.6 million and $55.9 million, respectively, as a result of earnings from U.S. and Canadian operations. The 2001 income tax expense included the benefit from a one-time adjustment of Canadian $21 million (approximately U.S. $14 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. Excluding this one time adjustment, our effective income rate was 36.4 percent for the quarter ended June 20, 2001, compared to 36.9 percent for the same period last year.


SIX MONTHS ENDED JUNE 30, 2001

During the six months ended June 30, 2001, we reported net income of $20.7 million, or $.28 per diluted common equity share, compared with net income of $71.2 million, or $0.97 per diluted share, in 2000. Our U.S. operations reported operating income of $22.7 million, $70.0 million lower than 2000. In Canada, earnings from operations totaled $16.2 million, $19.9 million lower than last year. Results in 2001 were negatively impacted by the seasonal losses from recent acquisitions, deteriorating gypsum drywall prices and a return to more normal winter conditions in contrast to last year's mild first quarter weather. While the Warren Paving & Materials Group, Presque Isle quarry and other businesses we acquired in 2000 are expected to be accretive to earnings for the full year, these operations generally incur losses during the first two quarters, for which there is no corresponding loss reflected in the results for the same period in 2000.

Net sales totaled $1.4 billion, a 13 percent increase over 2000, with U.S. and Canadian net sales increasing 1 percent and 42 percent, respectively. The overall increase in net sales is mostly due to shipments from acquisitions made in 2000 and shipments from our new drywall plants in Kentucky and Florida that were not in operation last year. However, a return to more normal winter weather conditions during the first quarter of 2001 and the impact of depressed gypsum drywall prices offset a significant portion of these gains.

CONSTRUCTION MATERIALS

Our construction materials operations earned $26.0 million, $19.6 million worse than 2000 due to the expected seasonal losses from recent acquisitions and harsher winter weather conditions than the prior year. Net sales improved 28 percent, reflecting a 33 percent increase in aggregate shipments and a 4 percent improvement in ready-mixed concrete shipments. Ready-mixed concrete average selling prices increased by 1 percent, while aggregate prices remained relatively flat.

U.S. earnings totaled $29.3 million, $4.1 million worse than 2000, while net sales increased 7 percent. Ready-mixed concrete shipments increased 1 percent, while average selling prices increased 4 percent due to better market segmentation. Aggregate shipments improved 15 percent, mostly attributable to our June 2000 acquisition of the Presque Isle quarry. Aggregate average selling prices decreased by 3 percent due to changes in geographic and product mix.

Canadian operations reported an operating loss of $3.3 million, $15.5 million worse than 2000 due to expected seasonal losses from recent acquisitions. Net sales increased 57 percent, due primarily to the acquisition of Warren Paving & Materials Group late in 2000. Ready-mixed concrete and aggregate volumes increased by 7 and 55 percent, respectively. Ready mixed concrete and aggregate prices in Canada improved 4 and 6 percent in local currency, respectively, but remained relatively flat in U.S. dollars due to the devaluation of the Canadian dollar.

Asphalt sales volumes reached 3.6 million tons during the six months ended June 30, 2001, up 45 percent from last year, with the Warren acquisition accounting for the entire increase.

CEMENT AND CEMENTITIOUS MATERIALS

Earnings from our cement and cementitious materials operations totaled $97.2 million, $12.9 million worse than last year due to lower U.S. sales volumes and the impact of the weaker Canadian dollar. Net sales of $533.5 million decreased by 2 percent from 2000. In the U.S., earnings were $66.4 million, $8.8 million lower than 2000 with U.S. shipments declining 5 percent as more typical winter weather prevailed in the first quarter. Net realization in the U.S. was in line with last year. Earnings from Canadian operations of $30.8 million were $4.1 million lower than 2000. While Canadian shipments increased 3 percent, net sales were basically flat compared to last year. Canadian net realization increased by 4 percent in local currency due to general price increases, but was essentially flat when translated to U.S. dollars due to the fluctuation in the average exchange rate between the Canadian dollar and U.S. dollar.

GYPSUM

Our gypsum operations lost $42.1 million, $52.4 million lower than 2000 mainly due to the deterioration of drywall selling prices. Our average selling price for the six months ended June 30, 2001 of $64 per thousand square feet declined 58 percent from the same period last year. In addition, higher energy costs, fixed costs associated with the start-up of a paper mill joint venture with the Rock-Tenn Corp. and increased operating costs associated with the start-up of the new Palatka, Florida drywall plant negatively impacted operations. Total 2001 drywall sales volumes of 759 million square feet were 79 percent ahead of last year due to shipments from the new plants in Kentucky and Florida.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $146.2 million increased 12 percent over the comparable period in 2000 due to growth in our construction materials operations and costs associated with the implementation of the shared service center for our construction materials group.

INCOME TAXES

We recorded an income tax benefit of $9.8 million for the six months ended June 30, 2001, compared to income tax expense of $41.1 million last year. The 2001 income tax benefit resulted from a one-time adjustment of Canadian $21 million (approximately U.S. $14 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. Excluding this one time adjustment, our effective income rate was 38.7 percent for the six months ended June 30, 2001, compared to 36.6 percent last year. The increase in the effective income tax rate is due to a swing in profitability between the U.S. and Canada.


TWELVE MONTHS ENDED JUNE 30, 2001

We reported net income of $206.9 million for the twelve months ended June 30, 2001, an $80.1 million decrease from the $287.0 million reported in 2000. Operating profit of $340.8 million declined $149.6 million from 2000, with the U.S. and Canadian operations reflecting 38 percent and 15 percent declines, respectively. The erosion of gypsum drywall prices, seasonal losses from recent acquisitions, a return to normal winter weather patterns late in 2000 and in 2001 and a weaker Canadian dollar led to the lower results.

Net sales of $2.9 billion increased 5 percent from $2.8 billion in 2000, as U.S net sales decreased 3 percent while Canadian net sales increased 21 percent. The overall increase in net sales is primarily due to shipments from acquisitions made in 2000 and shipments from our new drywall plants in Kentucky and Florida that were not in operation last year. However, a return to more normal winter weather conditions late in 2000 and in 2001 and the impact of depressed gypsum drywall prices offset a significant amount of these gains.

CONSTRUCTION MATERIALS

Our construction materials operations earned $172.5 million, $22.5 million less than the $195.0 million earned in 2000. In the U.S., earnings were $112.1 million, $7.2 million lower than 2000. U.S. ready-mixed concrete volumes decreased 4 percent due to a weaker residential construction market in Kansas City, while ready-mixed concrete average selling prices increased 4 percent. Aggregate volumes increased 21 percent, mainly attributable to our acquisition of the Presque Isle quarry. Excluding sales from Presque Isle, volumes were relatively flat. Despite general price increases, average aggregate selling prices decreased 6 percent due to increased sales of lower-valued products and the impact of the Presque Isle quarry, which, because of its product mix, brought with it lower average prices than existing U.S. operations. In Canada, earnings were $60.4 million, $15.2 million lower than 2000 due primarily to the expected seasonal losses from recent acquisitions in the first half of 2001. Ready-mixed concrete volumes in Canada increased 5 percent driven by increases in the oil and gas sector of western Canada as well as increased volumes in eastern Canada as a concrete truck drivers strike reduced volumes in the prior period. Aggregate volumes in Canada increased 34 percent, of which approximately 50 percent is attributable to the acquisition of Warren Paving & Materials Group late in 2000 with the remainder driven by significant project work in northern Alberta, central Ontario and Quebec. Canadian ready-mixed concrete and aggregate average selling prices denominated in Canadian dollars were 3 percent and 6 percent higher than last year, respectively.

CEMENT AND CEMENTITIOUS MATERIALS

Earnings from our cement and cementitious materials operations were $305.4 million, $34.1 million lower than last year. Earnings from U.S. operations of $210.1 million were $22.2 million less than 2000. U.S. cement shipments decreased 7 percent due to heavy snowfall and extremely cold weather late in 2000 and in 2001. Net realization declined 1 percent in the U.S. due to competitive pressures and geographic mix. Earnings from Canadian operations of $95.3 million were $11.9 million lower than 2000. Shipments and net realization (in local currency) in Canada increased 1 and 3 percent, respectively, which were largely offset by rising fuel costs.

GYPSUM

Our gypsum operations lost $70.4 million during the twelve months ended June 30, 2001, $102.5 million worse than last year. The swing in profitability was due to a 51 percent decline in the average net selling price, increased energy costs, costs associated with the start-up of the Florida and Kentucky drywall plants and the paper mill joint venture, and additional administrative and marketing costs required to support the increase in production capacity.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $285.5 million increased 12 percent from the prior year mainly due to growth in our construction materials operations, higher costs to support the increases of gypsum production capacity and costs associated with establishing a shared service center in our construction materials operations.

INCOME TAXES

For the twelve months ended June 30, 2001 and 2000, we recorded income tax expense of $95.6 million and $165.7 million, respectively, as a result of earnings from U.S. and Canadian operations. The 2001 income tax expense included the benefit from a one-time adjustment of Canadian $21 million (approximately U.S. $14 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. Excluding this one time adjustment, our effective income rate was 36.2 percent for the twelve months ended June 30, 2001, compared to 36.6 percent for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At June 30, 2001, no amounts were outstanding under the facility. We are required to pay annual commitment fees of
0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

In March 2001, we entered into commercial paper agreements (see Note 7 in the Notes to Condensed Consolidated Financial Statements concerning this agreement).

Net cash of $106.8 million was used in operating activities in the first six months of 2001 compared with net cash used of $64.4 million in the same period in 2000. The increase in cash used for operations was primarily due to a decrease in net income that resulted from the deterioration of gypsum drywall selling prices. Net cash used for investing activities in the six-month period of 2001 was $4.1 million less than the same period last year due to reduced capital expenditures and acquisition spending offset by prior year redemptions of short-term investments. In the first six months of 2001, net cash provided by financing activities was $188.4 million, compared with $223.5 million in the same period in 2000. The decrease was due to a reduction in short-term and long-term borrowings, expenditures made under our common stock repurchase plan and a reduction in dividends reinvested.

During the first six months of 2001, the most significant uses of cash were capital expenditures of $163.1 million, net change in operating working capital of $210.3 million and acquisitions of $56.7 million. The most significant source of funds for the first six months of 2001 was a net increase in short-term and long-term borrowings of $217.3 million. This compares with capital expenditures of $237.6 million, net change in operating working capital of $216.3 million, acquisitions of $82.3 million and a net increase in short-term and long-term borrowings of $232.2 million in the first six months of 2000.

Net cash provided by operating activities for the twelve months ended June 30, 2001 totaled $445.2 million, a $71.5 million increase over the same period in 2000 largely due to decreases in net operating working capital, somewhat offset by lower net income and non-cash charges. Net cash used for investing activities compared with the same period in 2000 increased by $104.1 million due to increased acquisitions, offset slightly by a reduction in capital expenditures. Net cash provided by financing activities decreased $44.2 million compared with the twelve-months ended June 30, 2000 primarily due to the repurchase of common stock.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $500 million to $550 million in 2001.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. We primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements to hedge interest rate change on anticipated debt issuances. As of June 30, 2001, we do not have any derivative financial instruments outstanding associated with interest rate or foreign currency exchange rates.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") that are difficult to predict. Some of the Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to: the cyclical nature of our business; national and regional economic conditions in the U.S. and Canada; Canadian currency fluctuations; the seasonality of our operations; levels of construction spending in major markets; supply/demand structure of our industry; competition from new or existing competitors; unfavorable weather conditions during peak construction periods; changes in and implementation of environmental and other governmental regulations; our ability to successfully identify, complete and efficiently integrate acquisitions; our ability to successfully penetrate new markets; and other Factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of this date, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The information presented in Note 15 of the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference, pursuant to Rule 12b-23.


ITEM 5.         OTHER INFORMATION

During the quarter, we entered into various agreements with several of our executive officers. Effective May 8, 2001, and in conjunction with his retirement as President and Chief Executive Officer on that date, we entered into an agreement with John Piecuch outlining the terms of his retirement. Effective May 21, 2001, we entered into employment agreements with Edward Balfe, Executive Vice President and President - Construction Materials, and with Larry Waisanen, Executive Vice President and Chief Financial Officer. Copies of these agreements are filed as exhibits to this Form 10-Q, the terms of which are incorporated herein by reference.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit
Number          Description
------          -----------
10.1            Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation,
                Lafarge S.A. and Blue Circle North America

10.2            Option Agreement made and entered into as of July 11, 2001 by and between Lafarge
                S.A. and Lafarge Corporation

10.3            Agreement made and entered into as of the 25th day of April 2001 by and between
                Lafarge Corporation and John M. Piecuch

10.4            Agreement made and entered into as of the 21st day of May 2001, by and among Lafarge
                Corporation, Lafarge Canada Inc. and Edward T. Balfe

10.5            Agreement made and entered into as of the 21st day of May, 2001 by and between
                Lafarge Corporation and Larry J. Waisanen

(b)     Reports on Form 8-K.

        We did not file any reports on Form 8-K during the quarterly period ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LAFARGE CORPORATION



Date: August 14, 2001                  By: /s/ LARRY J. WAISANEN
                                           ------------------------
                                           Larry J. Waisanen
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number          Description
------          -----------
10.1            Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation,
                Lafarge S.A. and Blue Circle North America

10.2            Option Agreement made and entered into as of July 11, 2001 by and between Lafarge
                S.A. and Lafarge Corporation

10.3            Agreement made and entered into as of the 25th day of April 2001 by and between
                Lafarge Corporation and John M. Piecuch

10.4            Agreement made and entered into as of the 21st day of May 2001, by and among Lafarge
                Corporation, Lafarge Canada Inc. and Edward T. Balfe

10.5            Agreement made and entered into as of the 21st day of May, 2001 by and between
                Lafarge Corporation and Larry J. Waisanen