Form 10-Q
period 2001-09-30
LAFARGE NORTH AMERICA INC
filed 2001-11-14
CIK 716783

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 2001

                        Commission File Number 0-11936

                          LAFARGE NORTH AMERICA INC.

                           Incorporated in Maryland

                        12950 Worldgate Dr., Suite 500
                           Herndon, Virginia 20170
                                (703) 480-3600

                      I.R.S. Employer Identification No.
                                  58-1290226


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 67,815,776 shares of our Common Stock and 4,243,240 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of October 31, 2001, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

                          LAFARGE NORTH AMERICA INC.

                          FORM 10-Q FOR THE QUARTER
                           ENDED SEPTEMBER 30, 2001

                              TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statements of Income (unaudited) -
             Three Months and Nine Months Ended September 30, 2001 and 2000.........................................1

             Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited),
             September 30, 2000 (unaudited) and December 31, 2000...................................................2

             Condensed Consolidated Statements of Cash Flows (unaudited) -
             Nine Months Ended September 30, 2001 and 2000..........................................................3

             Notes to Condensed Consolidated Financial Statements...................................................4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................11

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................18

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.....................................................................................18

Item 6.      Exhibits and Reports on Form 8-K......................................................................18

SIGNATURE..........................................................................................................19

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                         THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                        -----------------------------------     -----------------------------------
                                             2001                2000                2001               2000
                                        ---------------     ---------------     ---------------    ----------------
NET SALES                                $ 1,140,136         $   924,604         $  2,514,294       $  2,136,974
                                        ---------------     ---------------     ---------------    ----------------

Costs and expenses
   Cost of goods sold                        841,938             651,657            2,012,378          1,598,636
   Selling and administrative                 74,709              67,575              220,935            197,708
   Amortization of goodwill                    5,222               4,230               15,452             12,700
   Other (income) expense, net                  (625)            (12,918)               7,757            (14,965)
   Minority interests                          1,617                  --                4,869                 --
   Interest expense                           12,801              14,054               41,119             38,232
   Interest income                              (434)             (2,290)              (4,009)            (9,905)
                                        ---------------     ---------------     ---------------    ----------------

Total costs and expenses                     935,228             722,308            2,298,501          1,822,406

Earnings before income taxes                 204,908             202,296              215,793            314,568
Income tax expense                           (73,481)            (75,014)             (63,684)          (116,116)
                                        ---------------     ---------------     ---------------    ----------------

NET INCOME                               $   131,427         $   127,282         $    152,109       $    198,452
                                        ===============     ===============     ===============    ================

NET INCOME PER SHARE-BASIC               $      1.83         $      1.73         $       2.11       $       2.70
                                        ===============     ===============     ===============    ================

NET INCOME PER SHARE-DILUTED             $      1.80         $      1.72         $       2.09       $       2.69
                                        ===============     ===============     ===============    ================

DIVIDENDS PER SHARE                      $      0.15         $      0.15         $       0.45       $       0.45
                                        ===============     ===============     ===============    ================

See the Notes to Condensed Consolidated Financial Statements.

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                          SEPTEMBER          SEPTEMBER         DECEMBER 31,
                                                                           30, 2001           30, 2000             2000
                                                                         (UNAUDITED)        (UNAUDITED)         (AUDITED)
                                                                        --------------     --------------    ---------------
ASSETS

Cash and cash equivalents                                                $    85,830        $   201,865       $    214,089
Receivables, net                                                             596,689            639,141            385,912
Inventories                                                                  354,420            313,387            372,423
Other current assets                                                         120,849             94,535            104,161
                                                                        --------------     --------------    ---------------

Total current assets                                                       1,157,788          1,248,928          1,076,585

Property, plant and equipment (less accumulated depreciation and
   depletion of $1,536,806, $1,372,216 and $1,400,245)                     2,185,997          1,877,984          2,122,390
Goodwill, net                                                                478,047            365,218            438,345
Other assets                                                                 268,662            244,357            265,264
                                                                        --------------     --------------    ---------------

TOTAL ASSETS                                                             $ 4,090,494        $ 3,736,487       $  3,902,584
                                                                        ==============     ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                 $   492,862        $   440,555       $    502,030
Income taxes payable                                                          76,380             83,104             48,199
Short-term borrowings and current portion of long-term debt                  350,997            292,253            190,250
                                                                        --------------     --------------    ---------------

Total current liabilities                                                    920,239            815,912            740,479

Long-term debt                                                               682,786            687,550            687,448
Deferred income taxes                                                        175,809            128,338            206,067
Accrued post-retirement benefit cost                                         174,508            170,791            174,165
Minority interests                                                           113,360                 --            117,010
Other long-term liabilities                                                   80,422             80,681             85,246
                                                                        --------------     --------------    ---------------

Total liabilities                                                          2,147,124          1,883,272          2,010,415
                                                                        --------------     --------------    ---------------

Common Equity
    Common stock ($1.00 par value; authorized 150.0
      million shares; issued 67.7, 68.9 and 67.5 million  shares)             67,682             68,911             67,492
     Exchangeable shares (no par or stated value; authorized 24.3
       million shares; issued 4.5 million shares)                             32,357             34,397             34,402
Additional paid-in-capital                                                   680,147            700,633            690,072
Retained earnings                                                          1,356,710          1,189,113          1,237,117
Accumulated other comprehensive loss                                        (193,526)          (139,839)         (136,914)
                                                                        --------------     --------------    ---------------

Total Shareholders' Equity                                                 1,943,370          1,853,215          1,892,169
                                                                        --------------     --------------    ---------------

Total Liabilities and Shareholders' Equity                               $ 4,090,494        $ 3,736,487       $  3,902,584
                                                                        ==============     ==============    ===============

See the Notes to Condensed Consolidated Financial Statements.

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)





                                                                                                        NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30
                                                                                            -------------------------------------
                                                                                                 2001                 2000
                                                                                            ----------------    -----------------
CASH FLOWS FROM OPERATIONS

Net income                                                                                      $152,109            $198,452
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation, depletion and amortization                                                    142,976             112,768
     Provision for bad debts                                                                       3,108               1,799
     (Gain) loss on sale of assets                                                                   986             (10,459)
     Other noncash charges and credits, net                                                      (16,474)            (30,295)
     Net change in operating working capital                                                    (215,755)           (235,618)
                                                                                            ----------------    -----------------

Net Cash Provided by Operations                                                                   66,950              36,647
                                                                                            ----------------    -----------------

CASH FLOWS FROM INVESTING

Capital expenditures                                                                            (241,689)           (326,777)
Acquisitions, net of cash acquired                                                               (82,243)            (89,550)
Redemptions of short-term investments, net                                                            --              91,626
Proceeds from property, plant and equipment dispositions                                           6,088              18,332
Other                                                                                              1,489              (2,329)
                                                                                            ----------------    -----------------

Net Cash Used for Investing                                                                     (316,355)           (308,698)
                                                                                            ----------------    -----------------

CASH FLOWS FROM FINANCING

Net increase in short-term and long-term borrowings (includes current portion)                   169,073             272,002
Issuance of equity securities, net                                                                14,751               3,116
Repurchase of common stock                                                                       (28,970)            (17,225)
Dividends, net of reinvestments                                                                  (30,076)            (13,992)
                                                                                            ----------------    -----------------

Net Cash Provided by Financing                                                                   124,778             243,901
                                                                                            ----------------    -----------------

Effect of exchange rate changes                                                                   (3,632)             (7,797)
                                                                                            ----------------    -----------------

Net Decrease in Cash and Cash Equivalents                                                       (128,259)            (35,947)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                         214,089             237,812
                                                                                            ----------------    -----------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                             $  85,830            $201,865
                                                                                            ================    =================

See the Notes to Condensed Consolidated Financial Statements.

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                 (UNAUDITED)




1. Lafarge North America Inc., together with its subsidiaries, is North America's largest diversified supplier of aggregate, concrete and concrete products, cement and other cementitious materials, gypsum drywall and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cementitious Materials and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. See Note 13 below for information regarding these segments.

      We have approximately 900 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. ("LCI"). Lafarge S.A., a French company, and its affiliates hold over 54 percent of our common stock.

      Effective September 1, 2001, we changed our name from Lafarge Corporation to Lafarge North America Inc.

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

      In June 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. As of September 30, 2001, we had goodwill, net of amortization, of $478.0 million that will be subject to the provisions of SFAS No. 142. Our results of operations for the nine months ended September 30, 2001 included $15.5 million of goodwill amortization expense that under SFAS No. 142 would not have been required. We are currently reviewing the provisions of these new pronouncements and their impact on our consolidated financial statements.

      In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will be required to implement SFAS No. 143 on January 1, 2003 and are currently reviewing the provisions of the pronouncement and its impact on our consolidated financial statements.

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superceding SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are required to adopt this statement on January 1, 2002 and are currently reviewing its provisions and its impact on our consolidated financial statements.

5. During 2000, we entered into a receivables securitization program to provide us with a cost-effective source of working capital and short-term financing. Under the program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the "SPS"). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. According to SFAS No. 140, the transactions were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. At September 30, 2001 and December 31, 2000, net accounts receivable amounting to $200.0 million and $146.0 million, respectively, had been sold under this agreement. As of September 30, 2001, the related fees and discounting expense of $5.6 million have been recorded as "other (income) expense, net" in the accompanying Condensed Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties. Included in "receivables, net" is subordinated interest in receivables totaling $144.7 million and $36.6 million at September 30, 2001 and December 31, 2000, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management's best estimates of credit losses, timing of prepayments and discount rates commensurate with the risks involved. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

6. We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At September 30, 2001 and 2000 and at December 31, 2000, our inventories consisted of the following (in thousands):

                                                        SEPTEMBER 30
                                             ------------------------------------      DECEMBER 31
                                                  2001                2000                 2000
                                             ----------------    ----------------    -----------------
      Finished products                         $192,732            $159,191             $205,328
      Work in process                             24,520              26,502               31,499
      Raw materials and fuel                      69,189              62,856               69,745
      Maintenance and operating supplies          67,979              64,838               65,851
                                             ----------------    ----------------    -----------------

      TOTAL INVENTORIES                         $354,420            $313,387             $372,423
                                             ================    ================    =================

7. In March 2001, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2001, we had $300 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 3.52 percent and maturity dates ranging from 18 to 61 days. The agreements, which expire in March 2002, require the maintenance of certain financial ratios, among other restrictions.

8. For the nine months ended September 30, 2001, income tax expense was reduced by a deferred tax adjustment resulting from the lowering of federal and provincial tax rates in Canada. Enacted in June 2001, the tax reduction program reduced income tax expense by approximately Canadian $23 million (approximately U.S. $15 million) for the nine months ended September 30, 2001, and approximately Canadian $2 million (approximately US $1 million) for the quarter ended September 30, 2001.

9. For the nine months ended September 30, 2001, we bought back approximately 905 thousand shares of our common stock (at an average price of $31.88 per share) pursuant to our previously announced stock buyback program. We have now repurchased approximately 3.4 million shares at an average price of $23.37 per share under this program.

10.   Cash paid for interest and income taxes is as follows (in thousands):

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                 ------------------------------------
                                                       2001                2000
                                                 -----------------    ---------------
      Interest (net of amounts capitalized)           $28,810             $26,351
      Income taxes (net of refunds)                   $12,623             $91,561

11. Net income per share for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                             THREE MONTHS                             NINE MONTHS
                                                          ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                  ------------------------------------    ------------------------------------
                                                       2001                 2000                2001                2000
                                                  ----------------     ---------------    -----------------    ---------------
      BASIC CALCULATION

      Net income                                   $   131,427          $   127,282        $   152,109          $  198,452
                                                  ================     ===============    =================    ===============

      Weighted average number of shares
         outstanding                                    71,981               73,657             72,035              73,503
                                                  ================     ===============    =================    ===============

      Basic net income per share                   $      1.83          $      1.73        $      2.11          $     2.70
                                                  ================     ===============    =================    ===============

      DILUTED CALCULATION

      Net income assuming dilution                 $   131,427          $   127,282        $   152,109          $  198,452
                                                  ================     ===============    =================    ===============

      Weighted average number of shares
         outstanding                                    71,981               73,657             72,035              73,503

      Net effect of dilutive stock options
         based on the treasury stock method                545                  154                472                 159

      Net effect of dilutive stock warrant
         based on the treasury stock method                456                   --                262                  --
                                                  ----------------     ---------------    -----------------    ---------------

      Weighted average number of shares
         outstanding assuming full conversion
         of all potentially dilutive securities         72,982               73,811             72,769              73,662
                                                  ----------------     ---------------    -----------------    ---------------

      Diluted net income per share                 $      1.80          $      1.72        $      2.09          $     2.69
                                                  ================     ===============    =================    ===============

Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common equity share assumed the exercise of stock options and stock warrant, to the extent such conversion is dilutive, for all periods presented.

Comprehensive income consists of the following (in thousands):

                                                   THREE MONTHS                             NINE MONTHS
                                                ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                        ------------------------------------    ------------------------------------
                                             2001                 2000                2001                2000
                                        ----------------     ---------------    -----------------    ---------------
     Net income                             $131,427             $127,282          $ 152,109            $198,452
     Foreign currency translation
        adjustments                          (40,953)             (15,433)           (56,612)            (40,020)
                                        ----------------     ---------------    -----------------    ---------------

     COMPREHENSIVE INCOME                   $ 90,474             $111,849          $  95,497            $158,432
                                        ================     ===============    =================    ===============

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

      Operating segment information consists of the following (in millions):

                                                             THREE MONTHS                             NINE MONTHS
                                                          ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                  ------------------------------------    ------------------------------------
                                                       2001                 2000                2001                2000
                                                  ----------------     ---------------    -----------------    ---------------
     Net sales:
        Construction Materials
           Revenues from external customers           $  749.1             $ 533.1            $1,581.5            $1,185.0
           Intersegment revenues                           0.1                 0.3                 0.1                 0.3
        Cement and Cementitious Materials
           Revenues from external customers              351.6               359.0               824.2               842.7
           Intersegment revenues                          45.4                44.8               106.3               105.5
        Gypsum
           Revenues from external customers               39.4                32.5               108.6               109.2
        Eliminations                                     (45.5)              (45.1)             (106.4)             (105.7)
                                                  ----------------     ---------------    -----------------    ---------------

     TOTAL NET SALES                                  $1,140.1              $924.6            $2,514.3            $2,137.0
                                                  ================     ===============    =================    ===============

     Income from operations:
       Construction Materials (a)                     $  125.6             $  98.7           $   151.6           $   144.3
       Cement and Cementitious Materials (a)             130.0               132.8               227.2               242.9
       Gypsum (a)                                        (16.1)               (8.5)              (58.2)                1.8
                                                  ----------------     ---------------    -----------------    ---------------
     Total income from operations                        239.5               223.0               320.6               389.0
     Corporate and unallocated expenses                  (20.6)               (8.9)              (62.8)              (46.1)
                                                  ----------------     ---------------    -----------------    ---------------

     Total income before interest and income
        taxes                                            218.9               214.1               257.8               342.9
     Minority interests                                   (1.6)               --                  (4.9)               --
     Interest expense, net                               (12.4)              (11.8)              (37.1)              (28.3)
                                                  ----------------     ---------------    -----------------    ---------------

     EARNINGS BEFORE INCOME TAXES                     $  204.9            $  202.3           $   215.8           $   314.6
                                                  ================     ===============    =================    ===============

(a) Excludes other post-retirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, income taxes, interest and foreign exchange gains and losses.

      Condensed consolidated geographic information consists of the following (in millions):

                                                              THREE MONTHS                            NINE MONTHS
                                                           ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                   -----------------------------------     -----------------------------------
                                                        2001                2000                2001                2000
                                                   ---------------     ---------------     ----------------    ---------------
      Net sales:
         United States                              $     652.7         $    623.9          $   1,518.1         $  1,477.8
         Canada                                           487.4              300.7                996.2              659.2
                                                   ---------------     ---------------     ----------------    ---------------

      TOTAL NET SALES                               $   1,140.1         $    924.6          $   2,514.3         $  2,137.0
                                                   ===============     ===============     ================    ===============

      Income before interest and income taxes:
         United States                              $     110.9         $    136.0          $     133.6         $    228.7
         Canada                                           108.0               78.1                124.2              114.2
                                                   ---------------     ---------------     ----------------    ---------------

      Income before interest and income taxes             218.9              214.1                257.8              342.9
      Minority interests                                   (1.6)              --                   (4.9)              --
      Interest expense, net                               (12.4)             (11.8)               (37.1)             (28.3)
                                                   ---------------     ---------------     ----------------    ---------------

      EARNINGS BEFORE INCOME TAXES                  $     204.9         $    202.3          $     215.8         $    314.6
                                                   ===============     ===============     ================    ===============

      Assets by operating segment consist of the following (in millions):

                                                                                   SEPTEMBER 30
                                                                         ----------------------------------      DECEMBER 31
                                                                              2001               2000               2000
                                                                         ---------------    ---------------    ----------------
     Construction Materials                                                 $1,788.8           $1,518.4           $1,664.7
     Cement and Cementitious Materials                                       1,127.5            1,213.9            1,052.1
     Gypsum                                                                    304.2              254.8              279.4
     Corporate, Redland goodwill and other                                     870.0              749.4              906.4
                                                                         ---------------    ---------------    ----------------

     TOTAL ASSETS                                                           $4,090.5           $3,736.5           $3,902.6
                                                                         ===============    ===============    ================

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

      In May 2001, the Ontario Court of Appeal confirmed the decision of the trial court against LCI and other defendants with respect to their liability in a lawsuit originating in 1992 (the "1992 lawsuit") arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding allegedly defective concrete, fly ash and cement used in defective foundations. We estimate that the total amount of liability attributed to LCI in capital, interest and third-party costs represents approximately Canadian $15.6 million, net of insured amounts. We believe our insurance coverage (on which the Court of Appeal has yet to rule) and recorded reserves are adequate to cover the defense expenses and liabilities arising from the 1992 lawsuit. LCI has appealed the Court of Appeal decision on liability to the Supreme Court of Canada. In 1999, LCI became involved as a defendant in a class action related to the 1992 lawsuit. The action was certified as a class action in 2000 and potential claimants have until December 2001 to join the class. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability which LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

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

      We have reached an agreement with the State of Michigan and the remaining potential responsible party settling Michigan's complaint alleging that some time between 1952 and 1992, air-scrubber baghouse bags were transported to and disposed of at the Arthur Fivenson Iron and Metal Company. The agreement requires us to pay a total of $70 thousand to settle the action.

      When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, we record an estimate of the required remediation costs as a liability in our financial statements. As of September 30, 2001, liabilities recorded for our environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at September 30, 2001. However, we have concluded that the possibility of material liability in excess of the amount reported in the September 30, 2001 Condensed Consolidated Balance Sheet is remote.

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

16. Effective July 11, 2001, we entered into an agreement with our majority shareholder, Lafarge S.A., to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. The agreement grants us management authority for most of Blue Circle's U.S. business and provides for a fixed annual management fee plus incentives for improving operating results. We are recognizing revenue from the management agreement on a straight line basis over its term. As of September 30, 2001, we have recorded $2.6 million of revenue from this agreement as "other (income) expense, net" in the accompanying Condensed Consolidated Statements of Income. Incentive fees will be recognized once earned. The management contract expires on December 31, 2002 and is renewable for one-year periods thereafter. During the period covered by the management contract, the assets remain the property of Lafarge S.A. The financial results from the assets under the management contract will not be consolidated as part of Lafarge North America. We are in the process of integrating these businesses into our existing operational network in North America.

      In conjunction with the management agreement, Lafarge S.A. granted us an option to purchase the assets being managed anytime between July 1, 2002 and December 31, 2004 at a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise

      Under a separate related agreement, we purchased for approximately Canadian $20 million certain Blue Circle North American assets outright on July 20, 2001 from Lafarge S.A. that are not part of the U.S. asset management agreement. Those businesses include sand and gravel operations in Ontario and near Buffalo, New York, which have more than
      2.5 million tons of sales annually, two Ontario ready-mixed concrete plants and a cold patch asphalt business with operations in Canada and the U.S.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lafarge North America Inc., together with its subsidiaries, is North America's largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

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


THREE MONTHS ENDED SEPTEMBER 30, 2001

During the three months ended September 30, 2001, we reported net income of $131.4 million, or $1.80 per share on a diluted basis. This compares with net income of $127.3 million, or $1.72 per diluted share, for the third quarter of 2000. Due to a decline in value of the Canadian dollar this year, the conversion of our Canadian results to U.S. dollars resulted in a negative exchange rate impact in the most recent quarter of U.S. $3.4 million, net of tax, or $0.05 per share. Third-quarter sales volumes increased from last year in all main product lines; however, demand was weakening in early September and remained weak following the events of September 11, 2001. Late in the month of September, sales began to recover and our activity in October has been in line with prior year.

In the U.S., income before interest and income taxes (EBIT) of $110.9 million was $25.1 million lower than 2000 as a result of continued depressed gypsum drywall prices, lower earnings from cement operations due to slightly lower selling prices, start up costs associated with our new plant in Kansas City, and the timing of major plant maintenance, increased pension expense and losses from the accounts receivable securitization program, a program begun late in 2000. Our average drywall selling price was $68 per thousand square feet during the 2001 quarter, down 39 percent from the same period last year. EBIT from our Canadian operations of $108.0 million was $29.9 million better than 2000 mainly due to the impact of the December 2000 acquisition of the Warren Paving & Materials Group, offset somewhat by the devaluation of the Canadian dollar.

Net sales increased 23 percent to $1.1 billion, up from $924.6 million in 2000 primarily as a result of recent acquisitions. Net sales in the U.S. of $652.7 million and in Canada of $487.4 million increased 5 and 62 percent, respectively, from last year.

CONSTRUCTION MATERIALS

Our construction materials operations earned $125.6 million, a $26.9 million improvement from last year. Net sales of $749.2 million were $215.8 million higher than 2000, with recent acquisitions accounting for $187.8 million of the increase. Higher sales volumes were registered in all main product lines in the third quarter, with significant contributions from businesses acquired during the last 12 months. Shipments of ready-mixed concrete and aggregate increased 7 percent and 29 percent, respectively, while average selling prices rose slightly from the same period last year.

In the U.S., operating income of $60.0 million was $3.5 million higher than 2000 and sales were up 12 percent. Ready-mixed concrete volumes increased 9 percent from the same period last year largely due to the acquisition of Pine Hill, while average selling prices increased 4 percent due to better market segmentation and changes in geographic and product mix. Aggregate shipments improved 6 percent from 2000 due to the impact of recent acquisitions and gains in most of our heritage markets, somewhat offset by lower demand in parts of the Great Lakes. Aggregate average selling price in most markets was 2 to 4 percent higher than last year except in the eastern U.S. where geographic and product mix negatively affected the comparison.

In Canada, earnings of $65.6 million were $23.4 million higher than 2000, despite a $3.0 million reduction in earnings due to the impact of the weaker Canadian dollar, mainly due to the acquisition of the Warren Paving & Materials Group which earned $23.6 million in the quarter. Net sales grew 76 percent primarily due to recent acquisitions. Ready-mixed concrete volumes increased 5 percent, much of which came from increased sales in eastern Canada, due in part to the absence of the concrete truck driver strike in Toronto that reduced volumes in 2000. Ready-mixed concrete average selling prices were 2 percent higher than last year in local currency due to annual price increases and changes in geographic and product mix, but decreased 2 percent upon conversion to U.S. dollars due to the devaluation of the Canadian dollar. Aggregate shipments improved 50 percent from 2000 due to the acquisition of the Warren Paving & Materials Group late in 2000. Excluding shipments from the Warren Paving & Materials Group, aggregate volumes remained flat. Aggregate average selling price increased 9 percent in local currency as the result of annual price increases and changes in geographic and product mix, but due to the devaluation of the Canadian dollar the effective increase in U.S. dollars was reduced to 4 percent.

Asphalt sales volumes reached 4.7 million tons, up 74 percent from 2000, and paving sales volumes reached 3.6 million tons, up 84 percent from last year, due primarily to the additional business generated by the Warren Paving & Materials Group.

CEMENT AND CEMENTITIOUS MATERIALS

Our cement and cementitious materials operations earned $130.0 million in the third quarter of 2001, a $2.8 million drop from last year. Net sales declined 2 percent to $397.0 million. Earnings from operations in the U.S. totaled $83.0 million, $8.0 million worse than last year due to the timing of major plant maintenance programs, quarry flooding at our Iowa cement plant, increased fuel and power costs and start-up costs for our new kiln line outside of Kansas City, Missouri. U.S. sales declined 3 percent as shipments increased 2 percent and average net realization (delivered price per ton to customers less freight) in our principal U.S. markets declined 1.4 percent due to competitive situations in certain markets. Through August, shipments were up 149 thousand tons; however, due to slowing demand and the possible effects of September 11, 2001, volumes for September fell by almost 50 thousand tons and ended the quarter only 95 thousand tons over last year. Canadian operating earnings were $47.0 million, $5.2 million better than 2000 despite a $2.4 million decline due to the impact of the weaker Canadian dollar on the conversion of our Canadian results into U.S. dollars. Canadian sales increased 3 percent compared to 2000 due to a 1 percent increase in cement shipments and a 3 percent increase in net realization in local currency; however, when converted to U.S. dollars net realization declined 4 percent due to the weakened Canadian dollar.

GYPSUM

For the quarter, the gypsum division reported an operating loss of $16.1 million, $7.6 million worse than 2000. Sales increased 21 percent from last year. The gypsum division's results continued to be negatively impacted by low drywall prices. Our average selling price for the three months ended September 30, 2001 of $68 per thousand square feet declined 39 percent from the same period last year. Since reaching a low in June, three drywall price increases have been implemented and by late September, prices had recovered to approximately $80 per thousand square feet. Compounding the declining prices were higher energy costs and fixed costs associated with the start-up of a paper mill joint venture with the Rock-Tenn Corp., which offset lower gypsum and paper costs in the quarter. Sales volumes increased 79 percent mainly due to shipments made from our new drywall production plant in Palatka, Florida, which went on line at the beginning of 2001. Excluding the production from our Palatka plant, sales volumes were up 32 percent from last year as a result of stronger than expected residential building activity as well as increased production and sales from our Silver Grove, Kentucky plant which began operating in June 2000.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $74.7 million increased 11 percent from the comparable period in 2000 due to growth in our construction materials operations and costs associated with the implementation of the shared service center for our construction materials business.

OTHER (INCOME) EXPENSE, NET

Other income of $0.6 million decreased $12.3 million from the comparable period in 2000 as a year-to-date pension income/expense adjustment and the gain on sale of surplus land in Canada positively impacted results in 2000. Additionally, losses from the accounts receivable securitization program which was not entered into until September 2000 impacted this year's results.

INCOME TAXES

For the quarters ended September 30, 2001 and 2000, we recorded income tax expense of $73.5 million and $75.0 million, respectively, as a result of earnings from U.S. and Canadian operations. The 2001 income tax expense included the benefit from a one-time adjustment of approximately Canadian $2 million (approximately U.S. $1 million) to reduce deferred tax balances to reflect a reduction in provincial tax rates in British Columbia. Excluding this one time adjustment, our effective income rate was 36.5 percent for the quarter ended September 30, 2001, compared to 37.1 percent for the same period last year.


NINE MONTHS ENDED SEPTEMBER 30, 2001

During the nine months ended September 30, 2001, we reported net income of $152.1 million, or $2.09 per diluted common equity share, compared with net income of $198.5 million, or $2.69 per diluted share, in 2000. Earnings were favorably affected by a deferred tax adjustment resulting from lowering of federal and provincial tax rates in Canada. Enacted in June 2001, the tax reduction program added approximately Canadian $23 million (approximately U.S. $15 million) to net income during the nine months ended September 30, 2001, or $0.21 per diluted share. Due to a decline in value of the Canadian dollar this year, the conversion of Lafarge's Canadian results to U.S. dollars resulted in a negative exchange rate impact during the nine months ended September 30, 2001 of U.S. $3.4 million or $0.05 per diluted share.

Our U.S. operations reported EBIT of $133.6 million, $95.1 million lower than 2000, while in Canada, EBIT totaled $124.2 million, $10.0 million higher than last year. Results in 2001 were negatively impacted by deteriorating gypsum drywall prices and a return to more normal winter conditions in contrast to last year's mild first quarter weather.

Net sales totaled $2.5 billion, an 18 percent increase over 2000 sales of $2.1 billion, with U.S. and Canadian net sales increasing 3 percent and 51 percent, respectively. Of the $377.3 million increase in net sales, $347.0 million is related to acquisitions made in 2000. Sales were also positively impacted by shipments from our new drywall plant in Florida that was not in operation last year as well as increased production and sales from our Kentucky plant which began operations in June 2000. However, a return to more normal winter weather conditions during the first quarter of 2001 and the impact of depressed gypsum drywall prices offset a significant portion of these gains.

CONSTRUCTION MATERIALS

Our construction materials operations earned $151.6 million, $7.3 million better than 2000 mainly due to recent acquisitions. Net sales improved 33 percent, reflecting a 31 percent increase in aggregate shipments and a 5 percent improvement in ready-mixed concrete shipments. Ready-mixed concrete and aggregate average selling prices increased modestly.

U.S. earnings totaled $89.4 million, $0.5 million worse than 2000, while net sales increased 9 percent. Ready-mixed concrete shipments increased 4 percent and average selling prices increased 4 percent. Aggregate shipments improved 11 percent, mostly attributable to our recent acquisitions. Aggregate average selling prices were generally up 2 to 4 percent, except in the eastern U.S. due to geographic and product mix. The increase in net sales was offset by higher operating costs.

Canadian operations reported an operating income of $62.2 million, $7.8 million better than 2000 mainly due to the acquisition of the Warren Paving & Materials Group, which contributed $10.6 million to operating income. The decline in value of the Canadian dollar reduced income from operations by $2.8 million during the period. Net sales increased 66 percent also due primarily to the acquisition of the Warren Paving & Materials Group late in 2000. Ready-mixed concrete and aggregate volumes increased by 6 and 52 percent, respectively. Ready-mixed concrete and aggregate prices improved 3 percent and 7 percent in local currency, respectively; however, due to the devaluation of the Canadian dollar, in U.S. dollars, ready-mixed concrete prices decreased 2 percent and aggregate prices increased 2 percent.

During the nine months ended September 30, 2001, asphalt sales volumes reached
8.2 million tons, up 60 percent from last year, and paving sales volumes reached 6.0 million tons, up 68 percent from last year, with the Warren Paving & Materials Group acquisition accounting for the entire increase.

CEMENT AND CEMENTITIOUS MATERIALS

Earnings from our cement and cementitious materials operations totaled $227.2 million, $15.7 million worse than last year due to lower U.S. sales volumes, increased operating costs and the impact of the weaker Canadian dollar. Net sales of $930.5 million decreased by 2 percent from 2000. In the U.S., earnings were $149.4 million, $16.8 million lower than 2000. U.S. net sales declined 3 percent with U.S. shipments declining 2 percent as more typical winter weather prevailed in the first quarter. Average selling prices in our principal U.S. markets decreased 1 percent due to competitive pressures in several markets. Operating costs also increased due to increased distribution costs resulting from the spring flooding on the Mississippi River, increased fuel and power costs and start-up costs for our new kiln line outside of Kansas City, Missouri. Earnings from Canadian operations of $77.8 million were $1.1 million better than 2000 despite a $3.5 million reduction in earnings due to the impact of the weaker Canadian dollar. Net sales increased 1 percent as Canadian shipments increased 2 percent. Canadian selling prices increased by 3 percent in local currency due to general price increases, but decreased 1 percent when translated to U.S. dollars due to the fluctuation in the average exchange rate between the Canadian dollar and U.S. dollar.

GYPSUM

Our gypsum operations lost $58.2 million, $60.0 million lower than 2000 mainly due to the deterioration of drywall selling prices. Our average selling price for the nine months ended September 30, 2001 of $67 per thousand square feet declined 51 percent from the same period last year. In addition, higher energy costs, fixed costs associated with the start-up of a paper mill joint venture with the Rock-Tenn Corp. and increased operating costs associated with the start-up of the new Palatka, Florida drywall plant negatively impacted operations. Total 2001 drywall sales volumes of 1.2 billion square feet were 79 percent ahead of last year due to shipments from the new plant in Florida as well as increased production and sales from our plant in Kentucky, which began operations in June 2000.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $220.9 million increased 12 percent over the comparable period in 2000 due to growth in our construction materials operations and costs associated with the implementation of the shared service center for our construction materials group.

OTHER (INCOME) EXPENSE, NET

Other expense of $7.8 million increased $22.7 million from 2000 as a year-to-date pension income/expense adjustment and the gain on sale of surplus land in Canada positively impacted results in 2000. Additionally, losses from the accounts receivable securitization program which was not entered into until September 2000 impacted this years results.

INCOME TAXES

We recorded income tax expense of $63.7 million for the nine months ended September 30, 2001, compared to $116.1 million last year. The 2001 income tax benefited from a one-time adjustment of approximately Canadian $23 million (approximately U.S. $15 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. We expect the multi-year relief plan to positively impact earnings from Canadian operations going forward. Excluding this one time adjustment, our effective income rate was 36.6 percent for the nine months ended September 30, 2001, compared to
36.9 percent last year.

LIQUIDITY AND CAPITAL RESOURCES

We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At September 30, 2001, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

In March 2001, we entered into commercial paper agreements (see Note 7 in the Notes to Condensed Consolidated Financial Statements concerning this agreement).

Net cash of $67.0 million was provided by operating activities in the first nine months of 2001 compared with of $36.6 million in the same period in 2000. The increase in cash provided by operations was primarily due to increased depreciation, depletion and amortization as well as reduced operating working capital due to the accounts receivable securitization program partially offset by a decrease in net income. Net cash used for investing activities in the nine-month period of 2001 was $7.7 million higher than the same period last year due to reduced redemptions of short-term investments offset by lower capital expenditures and acquisition spending. In the first nine months of 2001, net cash provided by financing activities was $124.8 million, compared with $243.9 million in the same period in 2000. The decrease was due to a lower net increase in short-term and long-term borrowings, expenditures made under our common stock repurchase plan and a reduction in dividends reinvested.

During the first nine months of 2001, the most significant uses of cash were capital expenditures of $241.7 million, net decrease in operating working capital of $215.8 million and acquisitions of $82.2 million. The most significant source of funds for the first nine months of 2001 was a net increase in short-term and long-term borrowings of $169.1 million. This compares with capital expenditures of $326.8 million, net decrease in operating working capital of $235.6 million, acquisitions of $89.6 million and a net increase in short-term and long-term borrowings of $272.0 million in the first nine months of 2000.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $450 million to $500 million in 2001.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. We primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements to hedge interest rate change on anticipated debt issuances. As of September 30, 2001, we do not have any derivative financial instruments outstanding associated with interest rate or foreign currency exchange rates.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

None

(b)      Reports on Form 8-K.

On September 4, 2001, we filed a Form 8-K dated September 1, 2001 in which we announced that effective September 1, 2001 our name changed to Lafarge North America Inc.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAFARGE NORTH AMERICA INC.



Date: November 14, 2001                     By: /s/ LARRY J. WAISANEN
                                                ------------------------
                                                Larry J. Waisanen
                                                Executive Vice President
                                                and Chief Financial Officer