Form 10-K
period 2001-12-31
LAFARGE NORTH AMERICA INC
filed 2002-03-28
CIK 716783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland 12950 Worldgate Dr., Suite 500 Herndon, Virginia 20170 (703) 480-3600	I.R.S. Employer Identification No. 58-1290226

      Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange, Inc. The Toronto Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the voting stock held by nonaffiliates of the company at March 12, 2002 was $1,404,027,000.

      There were 68,336,681 shares of Common Stock and 4,209,963 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of March 12, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

LAFARGE NORTH AMERICA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2001

i

FORWARD-LOOKING STATEMENTS

      Statements we make in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions (“Factors”) that are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	the cyclical nature of our business

•	national and regional economic conditions in the U.S. and Canada

•	Canadian currency fluctuations

•	seasonality of our operations

•	levels of construction spending in major markets

•	supply/demand structure of our industry

•	competition from new or existing competitors

•	unfavorable weather conditions during peak construction periods

•	changes in and implementation of environmental and other governmental regulations

•	our ability to successfully identify, complete and efficiently integrate acquisitions

•	our ability to successfully penetrate new markets

      In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

      Throughout this discussion, when we refer to Lafarge, us, we or our, we mean Lafarge North America Inc. and its subsidiaries. Our executive offices are located at 12950 Worldgate Drive, Suite 500, Herndon, Virginia 20170, and our telephone number is (703) 480-3600.

PART I

Item 1.  BUSINESS

  Who are we?

      Lafarge North America Inc., together with its subsidiaries, is the largest supplier of cement and ready-mixed concrete in the U.S. and Canada. We are also one of the top four producers of construction aggregate (crushed stone, sand and gravel) and a leading manufacturer of gypsum drywall. We have over 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. Additionally, we entered into an agreement in mid-2001 with Lafarge S.A., our majority shareholder, to manage and operate approximately 100 cement and construction materials businesses in the U.S. These businesses, which we refer to as the Managed Assets and which Lafarge S.A. obtained in the acquisition of Blue Circle Industries PLC in July 2001, remain the property of Lafarge S.A. and their operating results are consolidated with Lafarge S.A.’s results.

      Our products are used in the construction of roads, hospitals, department stores, sports stadiums, banks, museums, high-rise apartments, amusement parks, swimming pools and bridges on which the world depends. In 2001, excluding the Managed Assets, we generated net sales of $3.3 billion and we shipped 121.0 million tons of aggregate, 11.5 million cubic yards of ready-mixed concrete, 14.4 million tons of cement and 1.6 billion square feet of gypsum drywall.

      Our geographic and product diversity, although essential to increasing and maintaining our leadership in the industry, is only part of Lafarge. The other essential part of our business is the more than 15,000 people we employ. Our employees provide customers with technical, engineering, research and customer service support to create, use and implement special types and applications of our products to meet specified structural and stringent environmental demands.

  How are we organized; what do we make?

      Our business is organized into three operating segments, construction materials, cement and cement-related products, and gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies.

•	Construction Materials

–	Produces and supplies aggregate;

–	Produces and supplies ready-mixed concrete, concrete products and asphalt; and

–	Provides road paving and construction services.

•	Cement and Cement-Related Products

–	Produces and distributes Portland and specialty cements; and

–	Distributes cementitious materials such as fly ash, slag and silica fume.

•	Gypsum

–	Produces and distributes a full line of gypsum drywall products for commercial and residential construction.

      You may evaluate the financial performance of each of our segments by reviewing “Management’s Discussion of Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth under Part II, Item 7 of this Annual Report and the “Notes to Consolidated Financial Statements — Segment and Related Information” in Financial Statements and Supplementary Data set forth under Part II, Item 8 of this Annual Report, which are incorporated herein by reference.

  What is the Lafarge Group?

      We are part of the Lafarge Group, which includes Lafarge S.A. and its consolidated subsidiaries. Lafarge S.A., a French Company, and its affiliates hold approximately 54 percent of our common stock. The Lafarge Group is the world leader in building materials, holding top-ranking positions in all four of its divisions: cement; aggregates and concrete; roofing; and gypsum. The Lafarge Group employs approximately 83,000 people in 75 countries. In 2001, the Lafarge Group generated sales in excess of $12 billion.

      Among other things, the Lafarge Group provides marketing, technical, research and development, and managerial assistance to us. For example, the Lafarge Group’s 30-year experience in the gypsum business and building new plants around the world supported our entry into the gypsum industry.

  How our Company developed

1956	Our majority shareholder, Lafarge S.A., entered the North American cement market by building a cement plant in Richmond, British Columbia and forming Lafarge Cement North America.
1970	Lafarge S.A. acquired Canada Cement Company (now Lafarge Canada Inc., our Canadian subsidiary), already Canada’s largest cement producer.
1974	Lafarge Canada entered the U.S. market through a joint venture to operate three U.S. cement plants.
1977	Although the joint venture terminated, we were incorporated in Maryland in 1977 as Citadel Cement Corporation of Maryland and operated two of the three U.S. cement plants.
1981	Lafarge Canada acquired the common stock of General Portland Inc., the second largest cement producer in the U.S. at that time.
1983	A corporate reorganization established us as the parent of Lafarge Canada and General Portland. We completed our initial public offering of common stock.

1986	We acquired National Gypsum’s Huron Cement Division, consisting of the Alpena, Michigan cement plant (North America’s largest cement plant), 13 inland cement terminals and several Great Lakes distribution facilities. We also acquired Systech Environmental Corporation, which processes fuel-quality waste and alternative raw materials for use in our cement kilns.
1989	We acquired 32 plant facilities in five states and mineral reserves from Standard Slag Holding Company, significantly expanding our construction materials operations in the U.S.
1991	We acquired three cement plants, 15 cement terminals, two quarries and more than 30 ready-mixed concrete and aggregate operations in the Mississippi River Basin when we acquired Missouri Portland Cement Company and Davenport Cement Company.
1993	We divested our Alabama cement assets and implemented new organizational structures in cement and construction materials to improve efficiency of our operations.
1994	We divested our Texas assets.
1995	We acquired National Portland Cement’s 600,000 ton capacity cement grinding plant in Port Manatee, Florida.
1996	We entered the North American gypsum market when we bought two gypsum drywall plants located in Buchanan, New York and Wilmington, Delaware, creating our new operating segment, Lafarge Gypsum.
1997	We began work on new state-of-the-art cement manufacturing plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri. The Richmond plant, completed in 1999, increased annual clinker production capacity from approximately 600,000 tons to 1.1 million tons. The Sugar Creek plant and underground limestone mine, expected to be fully operational in the first half of 2002, should have a rated capacity of 900,000 tons of cement a year.
1998	We finalized the largest acquisition in our history when we bought the construction materials businesses of Denver, Colorado based Western Mobile, Inc.; Redland Genstar Inc. of Towson, Maryland; and the Ontario and New York based aggregate operations of Redland Quarries Inc. from Lafarge S.A. for $690 million. This acquisition, which we refer to as Redland, made Lafarge the largest diversified supplier of construction materials in North America. We also acquired a cement plant in Seattle, Washington, two cement distribution facilities (one of which we subsequently sold) and a limestone quarry in British Columbia from Holnam, Inc.
1999	We acquired the Atlantic Group Limited, a Newfoundland gypsum drywall manufacturing plant and Atlantic Gypsum Resources, Inc., a Newfoundland gypsum quarry. We began construction of a state-of-the-art drywall manufacturing plant in Silver Grove, Kentucky, which became operational in June 2000. We also broke ground on an almost identical drywall manufacturing plant in Palatka, Florida, which became operational in January 2001. These plants are the largest single line drywall production facilities in the U.S. and have a combined estimated annual capacity of 1.8 billion square feet of 1/2-inch drywall, tripling our then existing drywall capacity. The plants were built to satisfy 100 percent of their primary raw material requirements by using recycled materials, including reclaimed paper and synthetic gypsum.
2000	We acquired the Presque Isle Corporation, a Michigan-based quarry operation. We also completed a merger with the Warren Paving & Materials Group, at the time Canada’s largest privately held supplier of construction aggregate. The Warren merger added 23 aggregate operations and 55 asphalt plants in British Columbia, Alberta, Saskatchewan, Ontario and Quebec. These acquisitions added 2 billion tons of aggregate reserves and over 25 million tons of annual sales volume.

2001	In July 2001, we entered into an agreement with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. The agreement grants us management authority for most of Blue Circle’s U.S. business, which includes five full production cement manufacturing plants, 11 cement terminals, a slag grinding facility, 13 aggregate-producing pits and quarries, 61 ready-mixed concrete plants and several concrete block operations. The agreement provides for a fixed annual management fee plus incentives for improving operating results, and includes an option to purchase the assets anytime between July 2002 and December 2004 at a fixed price subject to certain adjustments at the time of the exercise. In addition to the assets covered under the management contract, we also purchased several Blue Circle construction material assets outright. These businesses include four sand and gravel operations in Ontario and one near Buffalo, New York, which have more than 2.5 million tons of sales annually, two ready-mixed concrete plants in Ontario and a cold patch asphalt business with operations in Canada and the U.S.
Also in 2001, we purchased substantially all of the assets of Pine Hill Materials Corp. and American Readi-Mix Concrete Corporation, New York-based construction materials companies. We also acquired Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado; and several other smaller operations throughout North America. These acquisitions are expected to increase our annual production by over 2 million tons of aggregate and 500,000 cubic yards of ready-mixed concrete.

  What were our acquisitions and capital improvements in 2001?

      In July 2001, we purchased for $14.3 million certain of Blue Circle Industries PLC’s North American assets from Lafarge S.A. Those businesses include sand and gravel operations in Ontario and near Buffalo, New York, two Ontario ready-mixed concrete plants and a cold patch asphalt business with operations in Canada and the U.S. Additionally, we completed other acquisitions in 2001 totaling $66.3 million. These acquisitions included the February 2001 purchase of substantially all of the assets of Pine Hill Materials Corp. and American Readi-Mix Concrete Corporation, New York-based construction materials companies, and in June 2001, Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado. In July 2001, we obtained an option to acquire specific cement and construction materials businesses in the U.S. from Lafarge S.A., who obtained these assets in its acquisition of Blue Circle Industries PLC. We agreed to manage and operate these assets, which remain the property of Lafarge S.A. and the operating results of which are consolidated with Lafarge S.A’s results, not ours.

      Our business is relatively capital-intensive. During the three-year period ended December 31, 2001, our capital expenditures approximated $1,081 million, principally for the construction of new facilities and the modernization or replacement of existing equipment. Of this amount, construction materials, cement and cement-related products, and gypsum expended approximately 29 percent, 45 percent and 21 percent, respectively. During the same period, we also invested approximately $509 million in various acquisitions that expanded our market and product lines. Of this amount, construction materials, cement and cement-related products, and gypsum expended approximately 98 percent, 1 percent and 1 percent, respectively. During the three-year period ended December 31, 2001, operating cash flows and divestment proceeds totaled $1.5 billion.

      In 2001, operating cash flows and divestment proceeds totaled $489 million, while investments (capital expenditures and acquisitions) reached $414 million. During 2001, proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $66 million, consisting principally of the disposal of our joint venture interest in Centennial Concrete Pipe & Products and non-strategic ready-mixed concrete businesses in Milwaukee, Wisconsin.

      In 2002, we expect capital expenditures to total approximately $350 million to $400 million, excluding acquisitions. We intend to invest in projects that maintain or improve the performance of our plants, as well as in acquisition opportunities that will enhance our ability to compete. The 2002 capital expenditures will include the completion of slag production and grinding operations in Chicago and the Sugar Creek, Missouri cement plant upgrade, a deep water import terminal in Louisiana and projects to optimize our Joppa, Illinois cement plant.

  What is our business strategy?

      Our core business strategy is to be defined by four fundamental elements — growth and development, operational excellence, commitment to change and teamwork.

•	Growth and Development, both through acquisitions and internal development, is one of our highest priorities. In 2001, we strengthened our competitive position through acquisitions and capital improvements in each of our three segments: construction materials, cement and cement-related products, and gypsum. These acquisitions and capital improvements are discussed previously in this Annual Report under “What were our acquisitions and capital improvements in 2001?” Further, in 2001 we obtained an option to acquire specific cement and construction materials businesses in the U.S. and Canada from Lafarge S.A., who obtained these assets in the acquisition of Blue Circle Industries PLC. We have agreed to manage and operate these assets (for a minimum annual fee of $12 million), making us the leading cement and slag supplier in the U.S. as well as in Canada.

Our basic objective is to maintain a strong balance sheet with sufficient flexibility to capitalize on opportunities when they arise. Our ratio of long-term debt to total capitalization has decreased from 25.5 percent at the end of 1999 to 21.7 percent in 2000 and 20.6 percent in 2001, levels well within our internal target range. We continue to pursue opportunities, particularly in aggregate and related activities. In fact, Lafarge has become one of North America’s top four aggregate producers as our sales reached 121 million tons in 2001, 29 percent higher than in 2000 and three times the production level reached just five years earlier.

•	Operational Excellence encompasses the range of programs we have established for manufacturing efficiency, cost control and continuous improvement.

Our vision of operational excellence includes common operating models, the rigorous application of best business practices and the implementation of management information systems to improve our operating performance. These types of programs remain priorities for all of our product lines and are supported at the corporate level through our Corporate Technical Services Department for the cement and cement-related products segment and our Business Performance Department in the construction materials segment.

Our commitment to operational excellence was demonstrated through our integration of the assets of Blue Circle that we agreed to manage. Throughout the second half of 2001, hundreds of employees from both organizations worked on integration teams to identify savings and synergies that we could capture by networking our manufacturing, distribution and sales systems and applying the best practices of both companies. Further, in our gypsum operations we have launched a program to improve manufacturing performance, making significant inroads by reducing fixed costs and raw materials, increasing line productivity, and supplying our own paper. Additionally, our construction materials operations are getting positive results from the across-the-board application of standardized operating models, focused both on revenue enhancement and cost reduction, in our almost 1,000 locations.

We have also developed a company-wide employee recognition program, the President’s Award for Commitment to Excellence (“PACE”), to reward those who are leading the charge on innovation. In 2001, PACE awards were presented to individual employees and teams from around the company in recognition of their contributions that created value for the company and supported the strategic objectives of our business. The winning ideas captured a range of process improvements, ways to maintain and grow market share, and projects to capture savings through relatively simple, cost-effective fixes. In due course, we believe many of these ideas will be incorporated into best practices.

•	Commitment to Change provides a third pathway to superior performance.

In light of the increased size of our cement and cement-related products operations arising from our agreement to manage Blue Circle’s U.S. assets, we determined that we needed to reorganize our cement operations. Consequently, we launched a new organizational structure for the cement and cement-related products operations with the creation of five smaller regions in the U.S. and Canada, compared to two larger ones as before. We believe that this move to a more decentralized organization will enable our employees to be much closer to their regional markets and customer base. Similarly, to leverage efficiencies and best practices across our enlarged operational landscape, we are currently studying the structure of our construction materials operations and expect to implement organizational changes.

We have a strong culture and our management principles have greatly contributed to our successes. With our explosive growth over the past several years, we decided a common roadmap to reinforce this culture and develop our management was needed. So, in 2000 we developed and launched a leadership profile program, with the aim to clarify and reinforce our management style and to develop the required talents for tomorrow. The leadership profile defines the six key competencies of the Lafarge manager (Driving For Results, Customer Focus, Integrity and Values, Leading Change, Vision and Purpose, and Leading People). We have put more than 1,100 managers through this intensive program to deploy the new performance enhancement tools.

We continued to consistently advance our efforts in e-business throughout 2001. In 2000, we established a multi-disciplinary e-business team to define an enterprise-wide e-business strategy. Over the past year, this team has investigated numerous solutions, including an e-commerce site and e-procurement solutions.

•	Teamwork is the final element that guides how we will plan and execute our core business strategy.

There is a clear competitive advantage associated with being a large company, but only if we can capitalize on synergies between our three operating segments. This requires communications, collaboration and teamwork. For example, purchasing activities that were once highly decentralized are now coordinated across product lines, leveraging the buying power of a $3.3 billion company so we can achieve substantial, permanent savings.

Our goal is to create an atmosphere of common business values, in which employees are constantly looking for opportunities and risks that may impact not just their business but other Lafarge product lines or geographic areas as well.

The Construction Materials Segment

  Who are we?

      We are the largest supplier of ready-mixed concrete in the U.S. and Canada, and one of the top four producers of construction aggregate in North America. Further, we became the largest asphalt and paving operator in Canada after our merger with the Warren Paving & Materials Group late in 2000. Additionally, in mid-2001, under a management fee arrangement with our majority shareholder, we began operating the ready-mixed concrete and aggregate operations of the former Blue Circle business in Georgia. Those operations under management account for approximately 14 million tons of aggregate sales and 3.4 million cubic yards of concrete, as well as a large concrete block business, the results of which are consolidated with those of Lafarge S.A. Acquisitions and internal development have led to a vastly larger organization from five years ago, as we have nearly tripled net sales and have achieved a four-fold increase in operating results.

      Our U.S. construction materials operations are located primarily in Colorado, New Mexico, Kansas, Louisiana, Missouri, Ohio, Maryland, Pennsylvania, West Virginia and Michigan. In Canada, we are the only producer of ready-mixed concrete and construction aggregate with operations extending from coast to coast. Our operations include ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants.

      During 2001, 2000 and 1999, our construction materials segment accounted for 62 percent, 56 percent and 55 percent, respectively, of consolidated net sales, after the elimination of intracompany sales, and 50 percent, 41 percent and 36 percent, respectively, of consolidated gross profit.

      We offer a broad range of products, including:

–	Aggregate (crushed stone, sand or gravel) includes a full line of graded stone

–	Concrete and masonry sand

–	Slag aggregate

–	Asphalt for road paving and construction

–	Ready-mixed concrete

–	Roller compacted concrete

–	Gravity and pressure pipe

–	Pipe couplings, pipeline weights and coatings

–	Concrete brick, block and paving stones

–	Reinforcing steel

–	Dry bagged products

–	Structural and architectural precast products

–	Concrete drainage systems

–	Other building supplies

      Aggregate is used as a base material in roads and buildings and as raw material for concrete, masonry, asphalt and many industrial processes. Our ready-mixed concrete (a blend of aggregate, water and cement) is used for a variety of applications from curbs and sidewalks to foundations, highways and buildings.

  Where are our aggregate, ready-mixed concrete and concrete products facilities located?

      In the U.S., we own or have a majority interest in approximately 200 construction materials locations at December 31, 2001, including:

•	90 construction aggregate facilities, of which 38 percent are in Colorado, 16 percent in Ohio, 13 percent in New Mexico and the remainder in New York, Missouri, Pennsylvania, Maryland, West Virginia, Wisconsin, and Michigan;

•	80 ready-mixed concrete plants, of which 31 percent are in Colorado, 20 percent in Missouri and 17 percent in Louisiana, with lesser concentrations in Maryland, New Mexico, New York, New Mexico and Wyoming;

•	20 asphalt facilities concentrated in Colorado and New Mexico with the remaining plants in Maryland, Missouri, Pennsylvania, Arizona and Wyoming; and

•	10 paving facilities concentrated in Colorado, with the remaining facilities in New Mexico, Arizona and Wyoming.

      We owned or had a majority or joint interest in approximately 680 construction materials facilities in Canada at December 31, 2001, including:

•	370 construction aggregate facilities, approximately 50 percent of which are located in Ontario and 31 percent in Alberta, while others are located throughout Quebec, Saskatchewan, British Columbia, Manitoba, Nova Scotia and New Brunswick;

•	170 ready-mixed concrete plants concentrated in the provinces of Ontario (where approximately 44 percent of the plants are located), Alberta, Quebec, New Brunswick and British Columbia and, to a lesser extent, Manitoba, Nova Scotia and Saskatchewan;

•	70 asphalt facilities concentrated primarily in Ontario with the remainder in British Columbia, Alberta, Quebec, Nova Scotia, Saskatchewan and New Brunswick; and

•	40 paving facilities, of which 49 percent are in Ontario and the remainder in British Columbia, Alberta, Nova Scotia, Quebec, New Brunswick and Saskatchewan.

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

      The states in which we had our most significant U.S. sales of construction materials in 2001 were Colorado, New Mexico and Maryland. Other states in which we had significant sales of construction materials included: Missouri, Ohio, Louisiana and Wisconsin. In Canada, we had our most significant sales of construction materials in Ontario, Alberta, British Columbia, Manitoba and Quebec.

      In 2001, no single unaffiliated customer accounted for more than 10 percent of our construction material sales.

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

      Demand for aggregate, ready-mixed concrete and concrete products is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set fourth in “Notes to Consolidated Financial Statements — Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, which is incorporated herein by reference.

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

The Cement and Cement-Related Products Segment

  Who are we?

      We are the largest producer of cement and cement-related products in North America, after considering the Blue Circle assets that we manage on behalf of Lafarge S.A. We operate North America’s broadest cement distribution system by truck, rail, barge and lake freighter. Our cement segment was formed by combining several prominent North American cement companies — Canada Cement Lafarge, General Portland, National Gypsum’s Huron Cement division and the Missouri Portland and Davenport Cement companies. We also significantly expanded our cement operations in 2001 with our agreement to manage most of the U.S. assets of Blue Circle Industries PLC, which our majority shareholder, Lafarge S.A., acquired in mid-2001.

      We manufacture a diverse product line that includes basic cements in both bulk and bags, including:

–	Portland

–	Masonry

      And specialty cements that include:

–	Oil well

–	Low alkali

–	High early strength

–	Moderate heat of hydration

–	Sulfate resistant cements

–	Silica fume cement

      Our cements are used in every facet of residential, institutional, commercial, industrial and public construction from offices and homes to dams, factories, tunnels, roads, highways and airports.

      In addition, our wholly-owned subsidiary, Systech Environmental Corporation, processes industrial hazardous and non-hazardous waste for use as fuel substitutes for coal, natural gas and petroleum coke used in heating cement kilns. Substitute fuels preserve natural resources and manage selected waste materials, while at the same time reducing fuel cost for manufacturing cement. Waste-derived fuels supplied by Systech constituted approximately 7 percent of all fuel used in our cement operations during 2001.

      We also manage and market fly ash, a coal combustion product residue produced by coal burning, electricity generating plants, and slag, a ground byproduct of iron blast furnaces. One use of fly ash is as a cement supplement (replacing a portion of the Portland cement) to enhance the performance of concrete used in large construction projects such as high-rise buildings, bridges and parking garages. Processed slag also exhibits cement-like properties and is being used increasingly in high-performance concrete mixes and road pavements. We are a leading North American supplier of fly ash and slag.

      During 2001, 2000 and 1999 cement and cement-related products accounted for 33 percent, 39 percent and 40 percent, respectively, of our consolidated net sales, after the elimination of intracompany sales, and 56 percent, 58 percent and 56 percent, respectively, of consolidated gross profit.

  What are the Managed Assets?

      On the cement side, the Managed Assets include five full production cement manufacturing plants, 11 cement terminals and a slag grinding facility. The following table indicates the location, types of process and rated annual clinker production capacity (based on management’s estimates) of each of the Managed Assets’ operating cement manufacturing plants at December 31, 2001. The clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant’s cement production capacity is greater than its clinker production capacity.

		Clinker
Location	Process	Capacity*

Ravena, New York	Wet	1,958,000

Harleyville, South Carolina	Wet	1,089,000

Tulsa, Oklahoma	Dry	710,000

Roberta, Alabama	Dry	665,000

Atlanta, Georgia	Dry	655,000

Total capacity		5,077,000

Total 2001 clinker production		4,845,000

2001 production as a percentage of total capacity		95%

*	In short tons. One short ton equals 2,000 pounds.

      For operating and managing the Blue Circle assets, including ready-mixed concrete and aggregate businesses, we will be paid a minimum annual fee of $12 million. The financial results of these managed assets, on the other hand, are consolidated with Lafarge S.A.’s results and not ours.

  How is cement made?

      Processed cement was discovered by Joseph Aspdin in 1824 and was called “portland cement” because it resembled a gray stone mined from the island of Portland off the coast of England. People often confuse cement with concrete. Cement is a fine powder that is the principle strength-giving and property-controlling component of concrete. Concrete is a mixture of cement, aggregate and water that hardens to form a building material used for everything from sidewalks to skyscrapers.

      While different types of cement vary in their ingredients, four common elements are found in all types of cement. They are (from most to least): calcium carbonates (limestone), silicates (sand), argillaceous material (clay, shale or kaolin) and iron.

      Cement is manufactured by a closely controlled chemical process:

–	first, limestone, sand, clay and iron-rich materials are crushed and mixed;

–	next, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln (this may be done by either a wet or dry process);

–	in the wet process, the materials are mixed with water to form “slurry,” which is heated in kilns, forming hard pellets called “clinker”;

–	in the more fuel efficient dry process, clinker is formed by heating the dry raw materials directly without adding water;

–	in the preheater process, which provides further fuel efficiencies, dry raw materials are preheated by air exiting the kiln, starting the chemical reaction prior to entry of the materials into the kiln;

–	in the pre-calciner process, an extension of the preheater process, heat is applied to the raw materials, increasing the proportion of the chemical reaction taking place prior to heating in the kiln and, as a result, increases clinker production capacity; and

–	gypsum is added and the clinker is ground into an extremely fine powder called Portland cement, a binding agent that, when mixed with sand, stone or other aggregate and water, produces either concrete or mortar.

  Where do we get the raw materials to make cement?

      We obtain the limestone required to manufacture cement principally from operations we own or in which we have long-term quarrying rights. These sources are located close to our manufacturing plants except for the Joppa, Richmond and Seattle quarries, which are located approximately 70, 80 and 180 miles, respectively, from their plant sites. Quarried materials are delivered to Joppa, Richmond and Seattle by barge. Each cement manufacturing plant is equipped with rock crushing equipment. At Joppa, we own the reserves, but lease the quarrying rights and purchase limestone from the lessee. At Whitehall and Kamloops, we subcontract the quarry operations. Lafarge Canada holds cement manufacturing limestone quarry rights under quarry leases in Quebec, Nova Scotia, Ontario, Alberta and British Columbia, some of which require annual royalty payments to provincial authorities.

      We estimate that limestone reserves for all cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves we own or are purchased from suppliers and are readily available.

  Where is our cement made?

      Our U.S. plants are primarily concentrated in the central and midwestern states, extending from the northern Great Lakes southward along the Mississippi River system. We are the only cement producer serving all regions of Canada. At December 31, 2001, we owned and operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 13.0 million tons consisting of 7.2 million tons in the U.S. and 5.8 million tons in Canada. We also operated two cement grinding facilities.

      The Canadian Portland Cement Association’s “Plant Information Summary” report that was prepared as of December 31, 2000, the most recent date for which information is available, shows that Lafarge Canada’s capacity is the largest of the cement companies in Canada and represented approximately 35 percent of the total active industry clinker production capacity in Canada.

      A similar report for the U.S. prepared as of December 31, 2000, shows that our owned and operated cement manufacturing plants in the U.S. accounted for an estimated 8 percent of total U.S. active industry clinker production capacity.

      The following table indicates the location, types of process and rated annual clinker production capacity (based on management’s estimates) of each of our operating cement manufacturing plants at December 31, 2001. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant’s cement production capacity is greater than its clinker production capacity.

Rated Annual Clinker Production Capacity of

Cement Manufacturing Plants
(in short tons)*

U.S. Plants

			Clinker
Location	Process		Capacity

Paulding, Ohio	Wet		470,700

Fredonia, Kansas	Wet		411,400

Whitehall, Pennsylvania	Dry	***	785,000

Alpena, Michigan	Dry		2,354,000

Davenport, Iowa	Dry	**	1,055,600

Sugar Creek, Missouri	Dry		517,500

Joppa, Illinois	Dry	***	1,172,900

Seattle, Washington	Wet		420,000

Total capacity			7,187,100

Total 2001 clinker production			6,731,000

2001 production as a percentage of total capacity			94%

Canadian Plants

Brookfield, Nova Scotia	Dry		516,300

St-Constant, Québec	Dry		1,046,300

Bath, Ontario	Dry	***	1,085,000

Woodstock, Ontario	Wet		560,200

Exshaw, Alberta	Dry	**	1,279,900

Kamloops, British Columbia	Dry		211,000

Richmond, British Columbia	Dry	**	1,102,300

Total capacity			5,801,000

Total 2001 clinker production			4,989,000

2001 production as a percentage of total capacity			86%

*	One short ton equals 2,000 pounds.

**	Preheater, pre-calciner plants. The capacity of Exshaw’s preheater, pre-calciner kiln is 65 percent of the plant’s clinker production capacity.

***	Preheater plants. The capacity of Joppa’s preheater kiln is 55 percent of the plant’s clinker production capacity.

      All of our cement plants are fully equipped with raw grinding mills, kilns, finish grinding mills, environmental dust collection systems and storage facilities. We own all of our cement plants, and the land on which they are located, free of major encumbrances, except the Exshaw cement plant and the Kamloops limestone and cinerite quarries.

•	The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

•	The Kamloops plant, as well as the gypsum quarry that serves this plant, is located on land we own. The limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

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

      At December 31, 2001, we owned cement grinding plants for the processing of clinker into cement at Fort Whyte, Manitoba; Edmonton, Alberta; Montreal East, Quebec; Superior, Wisconsin and Port Manatee and Tampa, Florida. After being shut down for several years, the Montreal-East grinding plant was retrofitted in

2000 and is now used as a slag grinding facility. The Fort Whyte grinding plant was shutdown in 1994; furthermore, the Edmonton and Superior grinding plants have been shutdown for several years because cement grinding has not been cost effective at these locations. The shutdown plants were used during 2001 for the storage of cement. The Port Manatee and Tampa plants include facilities for receiving clinker and cement by water. We also own clinker-producing plants that have been shutdown in Havelock, New Brunswick and Fort Whyte, Manitoba.

  The significance of fuel in making cement

      Fuel represents a significant portion of the cost of manufacturing cement. We place special emphasis on becoming, and have become, more efficient in our sourcing and use of fuel. In general, dry process plants consume significantly less fuel per ton of output than do wet process plants. At December 31, 2001, approximately 82 percent and 90 percent of our owned clinker production capacity in the U.S. and Canada, respectively, used the dry process. The Portland Cement Association estimates that approximately 76 percent of the U.S. cement industry’s clinker capacity and approximately 93 percent of the Canadian industry’s capacity utilizes dry process technology.

      As an additional means of reducing energy costs, most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels. Our Exshaw, Alberta cement plant is not currently equipped to convert from natural gas fuel, and we consequently suffered from the high gas costs in 2000 and, to a lesser extent, in 2001. We have begun a fuel flexibility project at this plant to enable it to convert to coal, which we expect to complete by mid-2002.

      Our use of fuel-quality waste supplied by Systech Environmental Corporation also has resulted in substantial fuel cost savings. At December 31, 2001, we used fuel-quality waste materials obtained and processed by Systech as fuel at two of our U.S. cement plants. Fuel-quality waste supplied by Systech constituted approximately 7 percent of the fuel used by us in all of our cement operations during 2001.

      Our two U.S. cement plants that utilize fuel-quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act and Boiler and Industrial Furnaces regulations. See “Environmental Matters — Resource Conservation and Recovery Act – Boiler and Industrial Furnaces Regulations” in this Item 1 of the Annual Report for further discussion regarding these regulations.

      The following table shows the possible alternative fuel sources for our cement manufacturing plants in the U.S. and Canada at December 31, 2001.

Plant Location	Fuels

U.S.:

Paulding, Ohio	Coal, Coke, Fuel-Quality Waste

Fredonia, Kansas	Coal, Fuel-Quality Waste, Natural Gas, Coke

Whitehall, Pennsylvania	Coal, Oil, Coke, Tire Derived Fuel

Alpena, Michigan	Coal, Coke, Natural Gas

Davenport, Iowa	Coal, Coke

Sugar Creek, Missouri	Coal, Coke, Natural Gas

Joppa, Illinois	Coal, Coke, Natural Gas

Seattle, Washington	Natural Gas, Coal, Coke, Waste Oil

Canada:

Brookfield, Nova Scotia	Coal, Oil, Fuel-Quality Waste

St-Constant, Quebec	Natural Gas, Oil, Coke, Pitch Fuel, Tire Derived Fuel

Bath, Ontario	Natural Gas, Coke, Coal

Woodstock, Ontario	Natural Gas, Coal, Coke, Oil

Exshaw, Alberta	Natural Gas

Kamloops, British Columbia	Natural Gas, Coal, Coke

Richmond, British Columbia	Natural Gas, Coke, Coal Tailings, Bio Gas

  Who buys our cement?

      We sell cement to several thousand unaffiliated customers. Our primary customers are:

•	manufacturers of ready-mixed concrete and other concrete products

•	contractors throughout Canada and in many areas of the U.S.

      The states in which we had the most significant U.S. sales in 2001 were Michigan and Florida. Other states in which we had significant sales included: Wisconsin, Louisiana, Ohio, Minnesota, Missouri, Washington, New York, Iowa, Illinois, Kansas, Pennsylvania, North Dakota, Tennessee and Nebraska.

      In Canada, we made our most significant sales of cement in Ontario and Alberta, which together accounted for approximately 51 percent of our total Canadian cement shipments in 2001. Other provinces in which we had significant sales included British Columbia and Quebec. Approximately 20 percent of our cement shipments in Canada were made to affiliates.

      No single unaffiliated customer accounted for more than 10 percent of our consolidated sales during 2001, 2000 or 1999.

  How do we distribute products to our customers?

      At December 31, 2001, our U.S. sales offices were located in Palmetto, Florida; Davenport, Iowa; Lansing, Michigan; Independence, Missouri; Orchard Park, New York; Valley City, North Dakota; Maumee, Ohio; Nashville, Tennessee; Seattle, Washington; Milwaukee, Wisconsin; and Kingwood, Texas.

      At December 31, 2001, our Canadian sales offices were located in Edmonton and Calgary, Alberta; Kamloops and Richmond, British Columbia; Winnipeg, Manitoba; Richmond Hill, Ontario; Montreal, Quebec; and Regina and Saskatoon, Saskatchewan.

      We maintain distribution and storage facilities at all cement manufacturing and finishing plants and at approximately 80 other locations including four deep-water ocean terminals. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant except for waterborne shipments, which can be economically shipped considerably greater distances. Our cement is distributed primarily in bulk, but also in paper bags.

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

      Our cement business is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set forth in “Notes to Consolidated Financial Statements — Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

      The competitive marketing radius of a typical cement plant for common types of cement is approximately 250 miles except for waterborne shipments, which can be economically transported considerably greater distances. Consequently, even cement producers with global operations compete on a regional basis in each market in which that company manufactures and distributes products. No single cement company in the U.S. has a production and distribution system extensive enough to serve all U.S. markets. A company’s competitive position in a given market depends largely on the location and operating costs of its plants and associated distribution terminals. Vigorous price, service and quality competition is encountered in each of our primary marketing areas.

      Our operating cement plants located in Canada represent an estimated 35.0 percent of the rated annual active clinker production capacity of all Canadian cement plants. We are the only cement producer serving all regions of Canada. Our largest competitor in Canada accounted for approximately 17.8 percent of rated annual active clinker production capacity. Our cement plants operating in the U.S. represented an estimated eight percent of the rated annual active clinker production capacity of all U.S. cement plants (13.2 percent including the Managed Assets). Our three largest competitors in the U.S. accounted for approximately 12.6 percent, 11.8 percent and 5.8 percent, respectively, of the rated annual active clinker production capacity. These statements regarding our ranking and competitive position in the cement industry are based on the PCA’s “U.S. and Canadian Portland Cement Industry: Plant Information Summary” report which was prepared as of December 31, 2000.

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

The Gypsum Segment

  Who are we?

      With the acquisition of two gypsum drywall manufacturing plants in September 1996, our gypsum group was created. The Buchanan, New York plant, located 30 miles outside of New York City, and the Wilmington, Delaware plant produce a wide-ranging line of gypsum drywall products. On January 1, 2000, we acquired Atlantic Group Ltd., a supplier of gypsum drywall in Newfoundland, Canada. In May 2000, we acquired Cel-Tex, a joint compound manufacturer in Quebec, Canada.

      In June 1999, we began construction of a gypsum drywall plant in northern Kentucky, just outside of Cincinnati, which began operations at the end of the second quarter of 2000. We have also completed construction of a nearly identical drywall plant in Palatka, Florida, which began operations in January 2001. These facilities each have the capacity to produce up to 900 million square feet of  1/2-inch drywall a year, which makes them the largest single production lines in the U.S. Both plants were built to satisfy 100 percent of their primary raw material by using recycled materials, including reclaimed paper and synthetic gypsum. These state-of-the-art facilities have enabled us to reach a U.S. national market share level of close to six percent.

      We continued to strengthen our market presence in the U.S. Northeast market in January 2002 with the acquisition of Continental Gypsum, an independent drywall manufacturer in Newark, New Jersey. The acquisition which is expected to add approximately 300 million square feet of  1/2-inch drywall capacity to our gypsum operations. With Continental Gypsum, we have significantly strengthened our position in the New York City area, the single largest metropolitan drywall market in the world.

      We offer a full line of gypsum drywall products for:

•	Partitions

•	Paneling

•	Linings

•	Ceilings

•	Floors

      Our products are used for both new residential and commercial construction and for repair and remodeling.

      During 2001, 2000 and 1999, our gypsum operations accounted for five percent, five percent and six percent, respectively, of consolidated net sales. In 2001, our gypsum operations reflected negative gross profit, while in 2000 and 1999 gypsum’s gross profit represented one percent and eight percent, respectively, of consolidated amounts.

  How is gypsum drywall made?

      Gypsum is the common term for calcium sulfate dihydrate. Water molecules are physically locked inside the crystal structure of the gypsum molecule.

      To make drywall:

•	gypsum rock or synthetic gypsum is fed into a dryer, where surface moisture is removed;

•	then the material is ground to a flour-like consistency known as land plaster;

•	the land plaster is then calcined, or heated, into calcium sulfate hemihydrate, also known as stucco. (Gypsum is unique because it is the only mineral that can be calcined, and yet go back to its original state when rehydrated. It is this property which is exploited in the manufacturing process.);

•	the stucco is blended with water and other ingredients in a mixer to form a slurry;

•	this slurry is extruded between two continuous sheets of paper at the forming station;

•	the product travels down a long line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum;

•	as it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength;

•	when the product has achieved initial “set” or firmness (approximately 3 minutes), the product is cut into lengths;

•	the individual boards are then dried in a kiln to remove excess water; and

•	the boards are packaged face to face and stored until ready for shipment.

  Where do we make our gypsum drywall?

      With the addition of the Continental Gypsum plant in January 2002, we now own six gypsum drywall manufacturing plants with a combined rated annual production capacity approaching three billion square feet of  1/2-inch drywall.

      The rated annual capacity assumes around-the-clock production of  1/2-inch drywall 365 days a year (8,760 annual hours of operation). The capacity utilization table below excludes the Continental plant, which was acquired in January 2002, and references practical capacity, which assumes 8,400 production hours per year, efficiency ratios, which are set at the top of the industry standards, and our actual product mix.

Practical
Location	Capacity*

Buchanan, New York	342

Palatka, Florida	845

Silver Grove, Kentucky	747

Wilmington, Delaware	399

Corner Brook, Newfoundland	119

Total practical capacity	2,452

Total 2001 drywall production	1,597

2001 production as a percentage of practical capacity	65%

*	In billion square feet.

      All of the plants are fueled primarily by natural gas. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The Wilmington facility is located on leased property at the Port of Wilmington. The gypsum manufacturing facility of Continental Gypsum, which we acquired in January 2002, is leased under an agreement that expires in 2031. All other facilities are located on property we own. We believe that each of our manufacturing plants is in satisfactory operating condition.

  Where do we get the raw materials to make our drywall?

      Currently, we have a 10-year requirements contract with an unaffiliated third party for gypsum rock used in the production of gypsum drywall at the Buchanan and Wilmington plants. This contract terminates in September 2006. The Corner Brook plant obtains its gypsum from a quarry that we own. The Silver Grove and Palatka plants use synthetic gypsum instead of natural rock, which is chemically equivalent to naturally formed gypsum and is a recycled by-product of coal combustion. We have entered into supply agreements at these plants for the procurement of synthetic gypsum, which call for minimum annual purchases over a 20-year period ending in 2020. The Continental Gypsum plant that we acquired early in 2002 obtains gypsum rock from an unaffiliated third party through a supply agreement that expires in March 2003. After March

2003, we expect to fulfil our gypsum rock requirements at Continental Gypsum through existing agreements or through such new agreements deemed more favorable.

      In late 2001, our paperboard liner joint venture with Rock-Tenn Company in Lynchburg, Virginia, Seven Hills, LLC, began to produce a portion of our paper requirements, which is expected to reduce our material costs in 2002.

  Who buys our drywall?

      Our gypsum drywall products are sold to a variety of:

•	residential and commercial building materials dealers

•	individual and regional/national gypsum distributors

•	original equipment manufacturers

•	building materials distribution companies

•	lumber yards and “do-it-yourself” home centers

      The Silver Grove plant’s principal market is centered around Kentucky and adjoining states in the mid-west. In addition, Silver Grove has the ability to reach markets in the southeast, Florida and southwest by rail. The Buchanan plant’s principal markets include New York, Pennsylvania and New Jersey. The Wilmington plant’s largest markets are Pennsylvania and North Carolina, followed closely by Maryland and Virginia. The Corner Brook drywall plant’s principal markets include the eastern provinces of Canada. Sales are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at a centralized customer service facility.

  How do we distribute products to our customers?

      We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, the Wilmington and Silver Grove plants are equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in an average shipping distance of 120 miles of the plant. The Wilmington plant’s average shipping distance is just under 200 miles. The Corner Brook plant ships over 25 percent of its production on the island of Newfoundland. Distribution of drywall produced at our Silver Grove and Palatka plants is more widely spread than the northeast plants. In 2001, the shipping distances for the Silver Grove and Palatka plants averaged approximately 300 miles and 250 miles, respectively.

  How do changes in the seasons and in the weather affect our business?

      Our gypsum drywall business is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions, including hurricanes, for example. Information with respect to quarterly financial results is set forth in “Notes to Consolidated Financial Statements — Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

  Who are our competitors?

      The gypsum industry is a large integrated industry in which a few large companies predominate. These companies operate gypsum drywall plants and usually own the gypsum reserves used in manufacturing the drywall. They also sell gypsum for use in Portland cement production, agriculture and other manufactured gypsum products.

      The gypsum drywall industry is highly competitive. Drywall producers primarily compete on a regional basis. Producers whose customers are located close to their drywall plants benefit from lower transportation costs. We enjoy this competitive advantage with respect to drywall produced at our Buchanan and Wilmington plants, as well as the newly acquired Continental Gypsum plant, because of their close proximity to key markets.

      Gypsum drywall is regarded as a commodity product. We intend to compete with other producers based on price, product quality and customer service.

  Customer Orders

      Sales of gypsum drywall products are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers.

Trademarks and Patents

      As of December 31, 2001, Lafarge owns, has the right to use or has pending applications for approximately 30 patents granted by the U.S. and Canada and 127 trademarks related to construction materials, cement and cement-related products, and gypsum and our trademarked, high performance concrete, cement and gypsum products for commercial, agricultural, industrial and public works construction. For example, trademarked precast concrete products such as SPLITROCK™ retaining wall modules and paving stones are commonly used in municipal, commercial and residential landscaping designs. In addition, our trademarked concrete mix designs, including Agilia®, Futurecrete®, Agrifarge® and WeatherMix®, provide customers with enhanced performance for specific applications. Specialty cements and cementitious products like Lafarge’s trademarked Tercem 3000™, Maxcem™, Supercem® and SF® cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. Further, during the year, we entered into a licensing agreement to market Ductal®, a breakthrough composite building material, in the U.S. and Canada. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

Research, Development and Engineering

      We conduct research and development activities for the cement and cement-related products segment’s products at our laboratory located in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. In addition, the Lafarge Group shares its new product developments and enhancements for the construction industry with the construction materials and the cement and cement-related products segments and we have access to their state-of-the-art research and development resources.

      We are party to three agreements with Lafarge S.A. concerning the sharing of costs for research and development, strategic planning and marketing. In addition, we are involved in research and development through our participation in the Portland Cement Association. Our subsidiary, Systech, is engaged in research and development in an effort to further develop technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $7.2 million, $7.2 million and $7.5 million for 2001, 2000 and 1999, respectively. This includes amounts we accrued for technical services rendered by Lafarge S.A., under the terms of the agreements discussed above, of $5.8 million, $6.1 million and $7.0 million during 2001, 2000 and 1999, respectively.

Who Are Our Employees?

      As of December 31, 2001, we employed approximately 15,600 individuals of which approximately 10,400 were hourly employees. Of these hourly employees, approximately 8,000 were employed by construction materials, 2,000 by cement and cement-related products, and 260 by gypsum. Salaried employees totaled approximately 5,200. These employees generally act in administrative, managerial, marketing, professional and technical capacities. Overall, we consider our relations with our employees to be satisfactory.

  Construction Materials

      — U.S. Construction Materials Operations

      Our approximately 5,600 U.S. construction materials employees consist of approximately 4,400 hourly employees and 1,200 salaried employees.

      In the U.S., our hourly workforce is covered by 43 collective bargaining agreements with 13 major labor unions. During 2001, 13 collective bargaining and benefit agreements were successfully negotiated with union bargaining groups without a work stoppage. In 2002, 12 labor and benefit agreements will expire. All of these agreements are expected to be successfully negotiated without a work stoppage.

      — Canadian Construction Materials Operations

      Our employees in the Canadian construction materials operations totaled approximately 5,300 at the end of 2001, with approximately 3,600 hourly employees and 1,700 salaried employees.

      In eastern Canada, hourly employees are covered by some 115 collective bargaining agreements with a number of unions. There are 50 non-union business units in which discussions are held directly with employees. During 2001, some 30 collective bargaining agreements became due. Two collective agreement renewals resulted in legal strike action by the employees. One dispute lasted two months and the other two weeks. Two first agreements were successfully negotiated following successful certifications from the previous year. Some 35 collective bargaining agreements will expire throughout eastern Canada in 2002. We do not anticipate any major disruptions as a result of work stoppages during 2002.

      In western Canada, there are 54 collective labor agreements with several different unions, which include 10 agreements through employer associations. During 2001, 21 collective labor agreements were successfully negotiated. We continue to negotiate 3 collective agreements that have expired, with no work stoppages anticipated. During 2002, a further 17 collective labor agreements will expire. These agreements are expected to be renewed without work stoppage.

  Cement and Cement-Related Products

      — U.S. Cement and Cement-Related Products Operations

      The majority of our 1,650 U.S. hourly employees are represented by labor unions. During 2001, labor agreements were negotiated at the Fredonia, Kansas; Tampa, Florida; Whitehall, Pennsylvania; and Davenport, Iowa cement plants. Also, terminal negotiations were concluded for the Saginaw and Detroit, Michigan terminals. During 2002, the labor agreements will expire at the Seattle, Washington cement plant and Waukegan, Illinois and Cleveland, Ohio distribution terminals. We expect the agreements to be successfully concluded without work stoppages.

      — Canadian Cement and Cement-Related Products Operations

      Substantially all of our approximately 350 Canadian hourly employees are covered by labor agreements. In 2001, the Montreal-East terminal collective agreement was renewed for 5 years without a work stoppage. The Exshaw, Alberta cement plant collective agreement is currently being negotiated. The Bath, Ontario plant collective agreement expired in November 2001 and employees previously covered under the agreement have been on strike since December 5, 2001; however, the plant is still in operation and is expected to continue to operate throughout the year. In 2002, contracts at the Brookfield, Nova Scotia and the St-Constant, Quebec plants, and the Toronto, Ontario and Winnipeg, Manitoba terminals are up for renewal.

  Gypsum

      — U.S. Gypsum Drywall Operations

      Less than half of gypsum’s approximately 170 U.S. hourly employees are covered by labor agreements. Discussions are held directly with employees at our Silver Grove, Kentucky and Palatka, Florida facilities, both of which have non-union workforces. An extensive training and integration program, initiated during the initial hiring of employees at these facilities during start-up continued into 2001. Relationship with employees is very good at these facilities.

      There are three local labor agreements in place with two unions at our Buchanan, New York and Wilmington, Delaware plants. The Buchanan, New York plant is in the second year of a three-year agreement, which expires in November 2003. In 2001, a new three-year agreement was negotiated with the union at the Wilmington, Delaware plant without any work stoppages.

      — Canadian Gypsum Drywall Operations

      All of the approximately 90 hourly employees at our Corner Brook, Newfoundland drywall manufacturing facility are covered by a labor agreement, which is in the third year of a five year contract that expires in 2003. There is no recent history of labor disputes at the Corner Brook plant. There are 20 non-union hourly employees at the Chambly, Quebec joint treatment manufacturing plant where discussions are held directly with employees and relations with employees are very good.

Environmental Matters

      The following discusses the environmental laws and their application to Lafarge, and sets forth the proposed changes to or new environmental laws or regulations that could affect us.

      Our operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal and clean up of substances regulated under increasingly stringent federal, state, provincial and/or local environmental protection laws. Many of the regulations are technically and legally complex, posing significant compliance challenges. Our environmental program includes an environmental policy and an environmental ethics policy that are designed to provide corporate direction for all operations and employees, an environmental audit and follow-up program, routine compliance oversight of our facilities, environmental guidance on key issues confronting us, legislative and regulatory advocacy on key environmental issues that might impact us, an environmental organization including routine training, best practices in environmental management, an exchange of information by environmental professionals, an environmental recognition award program, routine and emergency reporting systems and environmental reports, development and implementation of an environmental management system in our cement operations, and a voluntary environmental partnership with the World Wildlife Fund that commits the Lafarge Group to a biodiversity program, establishing and tracking key environmental indicators to measure continued environmental improvement, and implementing a voluntary CO2 reduction commitment.

      The current environmental laws affecting us are summarized below and our policies regarding environmental expenditures are discussed in “Other Factors Affecting the Company — Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth under Part II, Item 7 of this Annual Report, which is incorporated herein by reference. For the years ended December 31, 2001, 2000 and 1999, total capital expenditures and remediation expenses incurred for environmental matters are not material to the financial position, results of operations or liquidity of Lafarge. Further, during the year ended December 31, 2001, no enforcement matters were initiated or resolved or are outstanding that have a material effect on our financial statements. However, our expenditures for environmental matters have increased and are likely to increase in the future. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages and enforcement related activities and costs, we cannot determine at this time whether capital expenditures and other remedial actions that we may be required to undertake in the future will materially affect our financial position, results of operations or liquidity. With respect to known environmental contingencies, we have recorded provisions for estimated probable liabilities and do not believe that the ultimate resolution of such matters will have a material adverse effect on our financial condition, results of operations or liquidity.

      Some of the proposed changes to, or new environmental laws or regulations that could affect us, are discussed below.

  Resource Conservation and Recovery Act — Boiler and Industrial Furnaces Regulations

      We currently operate two U.S. cement plants using fuel-quality wastes that are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act (“RCRA”) and Boiler and Industrial Furnaces (“BIF”) regulations (Paulding, Ohio and Fredonia, Kansas). The other BIF requirements include a permitting process, extensive record keeping of operational parameters and raw materials and waste-derived fuels use, demonstration of financial capability to cover future closures and spill cleanups, and corrective action requirements for other solid waste management units at the facilities. Our two BIF cement plants submitted, in a timely manner, formal Part B permit applications. The Fredonia and Paulding plants’ final Part B permits became effective on January 18, 2000 and August 5, 2000, respectively. On October 22, 1998, we announced that our Alpena plant would cease using fuel-quality wastes no later than June 1, 2001. The Alpena plant is no longer burning waste derived fuels and is in the process of closing its waste-derived fuels operations and implementing any corrective actions required by applicable governmental agencies.

      The U.S. Environmental Protection Agency (“EPA”) proposed revisions of the BIF regulations in May 1996, citing both RCRA and Clean Air Act authority. The proposal relied heavily on maximum achievable control technology (“MACT”) requirements of Title III of the Clean Air Act Amendments of 1990 with certain elements of the risk-based authority of RCRA incorporated into the proposal. The proposed standards were based on technologies from a “pool” of the top 12 environmental performers of existing facilities that use fuel-quality waste as a supplemental fuel. Our Alpena plant, which was using waste derived fuels at the time, was a MACT pool facility; it uses a baghouse as its primary air pollution control device. In 1998, the Paulding plant installed a baghouse and a bypass system that should enable it to meet the final standards. We have actively participated in the regulatory process to help formulate revised BIF standards that are reasonable, cost-effective and comply with the RCRA and the Clean Air Act. The EPA subsequently reopened the rulemaking process on several occasions to solicit public comment on new data and proposed regulatory approaches (i.e., new limits for semi-volatile metals and a particulate matter continuous emission monitoring system). A final regulation was published on September 30, 1999. Existing BIF facilities had up to three years to meet the new standards or cease using hazardous waste as a supplemental fuel. In late 1999, we petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review certain aspects of the EPA final rule. Several other industries and other organizations also have sought judicial review of the final rule. On July 24, 2001, the U.S. Court of Appeals for the District of Columbia Circuit vacated the rule rejecting the EPA basis for the final rules with clear direction to repropose and finalize the BIF regulations within five years using a different criteria for MACT. The parties subsequently agreed that during the interim period the existing BIF rules will remain in place. In light of the Part B permits we have in place and the technology we employ, we are confident that our two plants will meet the interim BIF requirements.

  Resource Conservation and Recovery Act — Cement Kiln Dust

      Cement kiln dust (“CKD”) is a by-product of many of our cement manufacturing plants. CKD has been excluded from regulation as a hazardous waste under the so-called Bevill amendment to the RCRA until the EPA completes a study of CKD, determines whether it should be regulated as a hazardous waste and issues appropriate implementing regulations. In January 1995, the EPA issued a regulatory determination in which it found that certain CKD management practices create unacceptable risks that require additional regulation. The EPA specifically identified the potential for groundwater contamination from CKD management in karst terrain, fugitive emissions from CKD handling and management and surface water/storm water runoff from CKD management areas. In March 1995, we joined other cement manufacturers in submitting to the EPA a proposed enforceable agreement for managing CKD that included specific CKD management standards. After a lengthy legal review, the EPA decided that it lacks the legal authority to enter into an enforceable agreement. In 1996, the EPA announced that it was recommencing the process of developing CKD management standards using the industry standards as the technical starting point and Subtitle C of RCRA as its legal authority. At that time, we indicated to the EPA that we believed it inappropriate for the EPA to develop CKD standards under Subtitle C of RCRA. Over the last few years, Lafarge and other cement manufacturers, through our trade association, have worked with the EPA and various states to develop a consensus approach for implementing CKD management standards primarily using state solid waste authority as the primary legal authority rather than federal Subtitle C authority. On August 20, 1999, the EPA published a proposed rule entitled “Standards for the Management of Cement Kiln Dust.” In the proposed rule, the EPA includes comprehensive CKD management standards. The EPA’s proposed approach is for the states to adopt CKD management standards similar to the proposed new part 259 standards as part of their non-hazardous solid waste management regime. CKD managed in conformity with these standards would remain a non-hazardous waste under RCRA. In instance of “egregious or repeated” violations of these standards, the EPA has proposed that it would classify the mismanaged CKD as a RCRA hazardous waste. This scenario would give the EPA federal Subtitle C enforcement authority over the violation in the event the state failed to take appropriate action. The EPA also stressed that it may never need to issue a final rule under this state approach, if states actively come forth with appropriate programs to manage CKD. The cement industry has continued to meet with the EPA advocating the state solid waste authority regulatory approach. The EPA has indicated that it will likely take governmental action in 2002 to further clarify the regulatory status of CKD.

      In order to mitigate the anticipated future costs of CKD regulation at the federal, provincial and/ or state levels, we have had a program in place to assess our management practices for CKD at operational and inactive facilities in both the U.S. and Canada, and to voluntarily take remedial steps and institute best management practices consistent with the industry practices for CKD management. As part of this program, we also assess and modify our process operations, evaluate and use alternative raw materials, and implement new technologies to reduce the generation of CKD.

  Historical waste disposal and/or contaminated sites

      As with many industrial companies in the U.S. and Canada, we have been involved in certain remedial actions to clean up or to close certain historical waste disposal and/ or contaminated sites, as required by federal, provincial and/or state laws. In addition, we have voluntarily initiated cleanup activities at certain of our properties in order to mitigate long-term liability exposure and/ or to facilitate the sale of such property. We routinely review all of our active properties, as well as our idle properties, to determine whether remediation is required, the adequacy of accruals for such remediation and the status of all remedial activities. It has been our experience that, over time, sites are added to and removed from the remediation list as cleanup actions are finalized and, where necessary, governmental sign-off is obtained or when it is determined that no governmental action will be initiated.

      Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as “Superfund”, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 (“RCRA”). Currently, we are involved in one Superfund remediation. At this site, which the EPA has listed on the National Priority List, some of the potentially responsible parties (“PRPs”) named by the EPA have initiated a third-party action against 47 other parties, including us. We have also been named a PRP at this site. The suit alleges that in 1969 a predecessor of Lafarge sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with EPA. The suit has been dormant for some seven years. We believe that this matter is not material to our financial condition, results of operations or liquidity.

      In 1999, the EPA delisted a site where we were a PRP and remedial activities had been completed. In December 1999, an action was filed against us and five others to recover response activity costs incurred by the State of Michigan in responding to alleged releases of hazardous substances from air-scrubber baghouse bags at a site in Michigan. All six defendants in the state action, including Lafarge North America Inc., have settled with the State of Michigan. The settlement does not materially impact us.

  Clean Air Act

      The Clean Air Act Amendments of 1990 require the EPA to develop air toxics regulations for a broad spectrum of industrial sectors, including Portland cement manufacturing. The new MACT standards are supposed to require plants to install the best feasible control equipment for certain hazardous air pollutants, thereby significantly reducing air emissions. We have actively participated with other cement manufacturers in working with the EPA to define test protocols, better define the scope of the MACT standards, determine the existence and feasibility of various technologies, and develop realistic emission limitations and continuous emissions monitoring/reporting requirements for the cement industry. The EPA proposed standards for existing and new facilities were subject to review and public comment in 1998. On June 14, 1999, the EPA promulgated final MACT regulations, and existing facilities will have three years to meet the standards or close down operations. In certain conditions, a one year compliance extension is applicable if filed in a timely manner. In September 1999, the cement industry trade association filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit challenging certain aspects of the final rules. The industry negotiated a settlement with the EPA that resolved as many of the issues as possible, thereby precluding the need to litigate these matters. On December 15, 2000, the U.S. Court of Appeals for the D.C. Circuit remanded certain issues to the EPA for further consideration (i.e., the need for HCl, mercury and total hydrocarbons standards for new and existing cement plants). The Court upheld all other elements of the MACT rule. Our Sugar Creek, Missouri cement plant that is being modernized and expanded will have to meet the new MACT standards at the time of start-up. Several of our other U.S. plants have upgraded and/or replaced existing emissions controls and emissions monitoring equipment to be able to comply with the MACT regulations. Although the costs of such new equipment may be significant, the actual plant specific costs will vary depending on the level of existing controls and/or emissions monitoring equipment and whether or not it could be modified or new equipment had to be acquired to meet the final MACT standards. In a limited number of situations, we applied in a timely manner for a compliance extension. We have assessed all of our U.S. cement plants that are subject to the new MACT requirements to determine what actions and schedules were needed to assure compliance with the new MACT requirements and have identified and incorporated the specific costs associated with these actions in our operating and capital budgets. We do not anticipate that costs associated with complying with the new MACT standards will have a material impact on our financial statements.

      Title V of the 1990 Clean Air Act Amendments has the potential to impose significant capital expenditures and operational expenses for various Lafarge manufacturing operations. The Clean Air Act Amendments established a new federal operating permit and fee program for many manufacturing operations. Under the Act, our U.S. operations deemed to be “major sources” of air pollution were required to submit detailed permit applications and pay recurring permit fees. Our “major sources” have been routinely paying permit fees for several years. The permitting requirements primarily affect our cement manufacturing, gypsum drywall and waste-fuel operations. We have submitted in a timely manner all applicable permit applications. Over the past few years, we have been reviewing draft Title V permits for several of our facilities. We anticipate that it will be several more years before all the initial Title V permits are drafted and issued.

      In July 1997, the EPA promulgated revisions to two National Ambient Air Quality Standards (“NAAQS”) under the Clean Air Act — particulate matter and photochemical oxidants (ozone). Because of the nature of our operations, the proposed addition of a particulate matter standard that would regulate particles 2.5 microns or less in diameter, and the regulation of nitrogen oxides emissions as the precursor pollutant to ozone, is of potential concern. Implementation of these new standards would not immediately have an impact on industrial operations. The first step is a several-year data collection and analysis activity by the states to determine whether or not the state will be able to meet the new standards. If a state were unable to demonstrate that it could meet the standards, it would then be required to modify its state air quality implementation plan to describe actions to meet the new standards. This initial phase would take several additional years to complete. It is presently unknown whether states in which we operate would be able to meet the new standards, how the states would modify their implementation plans to demonstrate compliance and/or the ultimate technology and the cost impact on our operations. In 1998, the U.S. Congress clarified the time schedule for implementation of the particulate matter 2.5 program. Congress prohibited the EPA from requiring states to revise their implementation plan until after the next five-year review of the particulate matter 2.5 and ozone standards in 2001. EPA has not completed and published for review and comment the five year review of the two NAAQS. On May 14, 1999, the U.S. Court of Appeals for the District of Columbia Circuit vacated these standards precluding their implementation. The U.S. Supreme Court reversed the appellate court decision. The EPA is presently reconsidering the NAAQS and a schedule for revising them. It is presently unknown when revised NAAQS will be issued and whether they will have a material impact on our operations. During the interim, the existing NAAQS and state implementation plans remain in effect.

      In 1998, the EPA also clarified its expectations of states in the ozone transport region (22 states east of the Mississippi River plus Missouri) in revising their NOx control strategies and standards to demonstrate future attainment of the ozone ambient air quality standards. After the U.S. Court of Appeals for the District of Columbia Circuit’s decision on revisions of the ozone and new particulate matter 2.5 standards, the EPA reinstated the 8-hour ozone standard. The EPA indicated that the NOx State Implementation Program (“SIP”) revision call would now be required to address attainment of the 8-hour ozone standard in the 22 eastern states. This regulatory determination was challenged by numerous industry petitioners. On March 3, 2000, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA’s NOx SIP-revision determination. As a result, the subject states must commence the NOx SIP revision process and submit new NOx state implementation plans and regulations to the EPA by a future date to be specified by the EPA. The court determination excluded Wisconsin, and parts of Missouri and Georgia originally covered by the NOx SIP revision call. The EPA is generally recommending to the states that they only require 30 percent reduction of NOx from cement plants. The EPA recommendation allows cement plants to consider all NOx reductions that have occurred from a 1995 baseline. We do not believe that the costs associated with revised state NOx regulations will have a material impact on us.

  Global Climate Change

      An issue of significance to Lafarge in the U.S. and Canada is global climate change, or CO2 stabilization/reduction. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure CO2 stabilization and/ or reduction after the turn of the century. The international conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The Kyoto Protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S. and Canada, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The Protocol was available for signature by member countries starting in the spring of 1998. Even though President Clinton signed the Kyoto Protocol in November 1998, it will require Senate ratification and enactment of implementing legislation before it becomes effective in the U.S. In 2001, President Bush indicated that the U.S. would not be a party to the Kyoto Protocol. In Canada, the government is proceeding to move ahead with implementation of the Protocols recently modified in Marrakesh, Morrocco. The consequences of CO2 reduction measures for cement producers are potentially significant because CO2 is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture clinker (which is then ground with gypsum to make cement). In addition, CO2 is generated in the calcining of limestone to make clinker. Any imposition of raw material or production limitations, or fuel-use or carbon taxes, could have a significant impact on the cement manufacturing industry. In the past, the Canadian cement industry, including Lafarge, has entered into a voluntary commitment with the Canadian government to annually improve energy efficiency by approximately 1 percent per ton of clinker from 1990 to 2005, which commitment we have been able to meet. The Canadian Cement industry, including Lafarge, continues to discuss with the Canadian Government what commitments, if any, are feasible for the cement industry. In the U.S. in 1996, we joined the EPA’s Climate Wise program, now known as Energy Star program. This voluntary program promotes energy efficiency in industrial operations and reduces or stabilizes the CO2 emissions that result from the generation of electricity.

      In 2000, the Lafarge Group entered into a voluntary environmental partnership with the World Wildlife Federation (“WWF”). One element of the partnership is the development of a voluntary CO2 reduction program. On November 6, 2001, the Lafarge Group, in conjunction with the WWF, announced a voluntary worldwide CO2 reduction commitment by 2010 of 15 percent absolute reduction in the majority of developed countries and a 20 percent unit based reduction worldwide from a 1990 baseline.

      The Conference of the Parties has continued to work on issues not clearly resolved in the Kyoto Protocol. The primary focus was on developing more details on enforcement mechanisms, and the flexible market mechanisms provisions (i.e., country-to-country emissions trading, joint implementation and a clean development mechanism). These provisions are potentially important to us as an option for meeting potential CO2 reductions other than by reducing production, should the U.S. and Canada eventually ratify the Kyoto Protocol, and the Protocol comes into force and effect. The most recent meeting of the Conference of Parties in Marrakesh, Morocco resolved most of these and other matters. It will not be possible to determine the impact on us until international, U.S. and Canadian governmental implementing laws and regulations are clearly defined and we can determine whether emission offsets or credits are obtainable and whether alternative cementitious products can be substituted. The impact in the U.S. will not occur in the near term because of President Bush’s decision to withdraw from the Kyoto Protocol process.

Executive Officers of the Company

      The following sets forth the name, age and business experience for the last five years of each of our executive officers and indicates all positions and offices with Lafarge held by them.

Name	Position	Age

Bertrand P. Collomb	Chairman of the Board	59

Bernard L. Kasriel	Vice Chairman of the Board	55

Philippe R. Rollier	President and Chief Executive Officer	59

Edward T. Balfe	Executive Vice President and President — Construction Materials	60

Jean-Marc Lechêne	Executive Vice President and President — Cement — North America	43

Larry J. Waisanen	Executive Vice President and Chief Financial Officer	51

Alain Bouruet-Aubertot	Senior Vice President and President — Lafarge Gypsum	45

Todd W. Cunningham	Senior Vice President — Strategy and Development	39

L. Philip McClendon	Senior Vice President — General Counsel and Secretary	59

James J. Nealis III	Senior Vice President — Human Resources	54

Eric C. Olsen	Senior Vice President — Purchasing and President — Northeast Region	38

Yvon Brind’Amour	Vice President and Controller	44

David W. Carroll	Vice President — Environment and Government Affairs	54

Kevin C. Grant	Vice President and Treasurer	46

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

      Philippe R. Rollier was appointed to his current position effective May 2001. He served as Regional President of Lafarge S.A. — Central Europe and CIS for Cement, Aggregates and Concrete, from 1995 to 2001, and as Group Executive Vice President of Lafarge S.A. from 1999 to 2001.

      Edward T. Balfe was appointed to his current position in July 1994. Prior to that he served as Senior Vice President of Construction Materials. He served as President of our Construction Materials Eastern Region and President and General Manager of Permanent Lafarge, a construction materials affiliate of Lafarge, from 1990 to 1993.

      Jean-Marc Lechêne was appointed to his current position in January 2002. He previously served as Senior Vice President and President — Canadian Cement Operations from September 1999 to December 2001 and as Executive Vice President of Lafarge China from March 1996 to September 2000. Prior to that he served as Senior Vice President Cement Strategy of Lafarge S.A. from November 1995 to March 1996.

      Larry J. Waisanen was appointed to his current position effective February 1998. He previously served as Senior Vice President and Chief Financial Officer of Lafarge from January 1996 to February 1998. He served as Assistant General Manager of Lafarge S.A.’s interests in Turkey from May 1992 to December 1995. Prior to that he served as Vice President Controller of Lafarge S.A. from March 1989 to April 1992.

      Alain Bouruet-Aubertot was appointed to his current position effective September 1996. He served as Senior Vice President of Strategy & Development for Lafarge Platres, a division of Lafarge S.A., from December 1994 to September 1996. Prior to that, he was Project Director & Business Manager for Rhone-Poulenc Chemicals from November 1993 to November 1994 and Technical/ Manufacturing Director for Rhone-Poulenc, Thann & Mulhouse from January 1992 to October 1993.

      Todd W. Cunningham was appointed to his current position effective March 2002. Prior to that he served as Managing Director — Mergers and Acquisitions for Marriott International, Inc. from October 1998 to December 2001 and Director of Financing for US Airways Group, Inc. from April 1996 to September 1998.

      L. Philip McClendon was appointed to his current position in January 2002. Prior to that he served as Vice President, General Counsel and Secretary of Blue Circle North America from 1992 through 2001. Mr. McClendon began his career with Georgia-Pacific Corporation in 1974, where he served as Resident Counsel until 1980, as Group Counsel until 1981, as Associate General Counsel — Litigation until 1983 and as Associate General Counsel — Distribution Division until 1992.

      James J. Nealis III was appointed to his current position effective January 2000. From August 1996 to December 1998 he served as Vice President — International Human Resources for the Lafarge Group in Paris. From January 1994 to August 1996 he served as Vice President — Human Resources, Cement Group.

      Eric C. Olsen was appointed to his current position in January 2002. He served as Senior Vice President — Strategy and Development from August 1999 to December 2001. Prior to that, from May 1993 to August 2000, he was a Partner with Trinity Associates, a management consulting firm focusing on capital intensive industries.

      Yvon Brind’Amour was appointed to his current position in January 2002. From July 1999 to January 2002 he served as Vice President and Controller — Canadian Cement Operations. Prior to that, he was Vice President — Finance of Astec Advanced Power Services from December 1998 to July 1999, and was Vice President — Europe of Moore Corp. from November 1995 to November 1998.

      David W. Carroll was appointed to his current position in February 1992. He served as Director Environmental Affairs of Lafarge from February 1990 to February 1992. Prior to that he was Director Environmental Programs for the Chemical Manufacturers Association from 1978 to 1990.

      Kevin C. Grant was appointed to his current position effective February 1998. He previously served as Treasurer of Lafarge from June 1995 to February 1998. He served as Vice President — Human Resources Development from June 1994 to June 1995. He also was Sales Manager from June 1992 to June 1994 and

Manager of Strategic Studies from June 1991 to June 1992 for Lafarge Fondu International, a subsidiary of Lafarge S.A.

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

      All of our cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants, gypsum drywall plants and miscellaneous properties, are owned by us free of major encumbrances, except the Exshaw cement plant, the Kamloops limestone and cinerite quarries, and the Wilmington and Continental Gypsum drywall plants.

•	The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

•	The Kamloops limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

•	The Wilmington gypsum drywall facility is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. The lease expires in November 2020.

•	The manufacturing facilities of Continental Gypsum, which we acquired in January 2002, are leased from an unaffiliated third party under an agreement that expires in 2031.

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

      Lafarge Canada Inc.’s cement manufacturing plant limestone quarrying rights in Quebec, Nova Scotia, Ontario, Alberta and British Columbia are held under quarry leases, some of which require annual royalty payments to provincial authorities. We estimate that limestone reserves for the cement plants currently producing clinker will be adequate to permit production at present capacities for at least 20 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves owned by us or are purchased from suppliers and are readily available.

      We have ready-mixed concrete and construction aggregate operations extending from coast-to-coast in Canada. Our U.S. activities are concentrated in the Rocky Mountain, midwestern, north-central and northeast states and Louisiana. We have almost 1,000 locations that offer an extensive line of construction materials, consisting primarily of crushed stone, sand, gravel and other aggregate; ready-mixed concrete; concrete products such as pipe, brick, block, paving stones and utility structures; asphalt paving and road construction services; and dry bagged goods.

      Deposits of raw materials for our aggregate producing plants are located on or near the plant sites. These deposits are either owned by us or leased upon terms that permit orderly mining of reserves.

Item 3.  LEGAL PROCEEDINGS

      In June 2001, Lafarge Canada Inc. (“LCI”) paid Canadian $15.6 million (approximately U.S. $10 million) in capital and interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal had confirmed the decision of the trial court which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. The Supreme Court of Canada refused to hear LCI’s appeal. We believe our insurance coverage (on which the Court of Appeal has yet to rule) will cover most of the damages paid to the plaintiffs, as well as a large part of the defense expenses and third party costs arising from the 1992 lawsuit. We have already expensed or taken reserves for the amounts not expected to be paid by our insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action as potential claimants. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability that LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

      On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The amount of our liability in connection with this suit remains uncertain. To date, the trial court has considered only whether issues raised by Dunn Industrial must be arbitrated rather than litigated. We have appealed the trial court’s ruling that Dunn Industrial may proceed without first seeking arbitration, on which ruling the appellate court has yet to rule. We intend to vigorously defend the suit.

      Currently, we are involved in one remediation under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as “Superfund” and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the EPA has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 other parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense and numerous other large disposers of hazardous substances are associated with this site. We believe that this matter is not material to our financial condition, results or operations or liquidity.

      When we determine that it is probable that a liability for our environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs or costs associated with the other legal actions is recorded as a liability in the financial statements. As of December 31, 2001, such recorded liabilities for the environmental obligations are not material to our financial statements. Although we believe such accruals are adequate, we may incur costs in excess of the amounts provided at December 31, 2001. However, we have concluded that the possibility of material liability in excess of the amount reported in the December 31, 2001 Consolidated Balance Sheet is remote.

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

      None during the fourth quarter ended December 31, 2001.

PART II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information required in response to Item 5 is reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Management’s Discussion of Shareholders’ Equity” of this Annual Report, and is incorporated herein by reference.

      On March 12, 2002, 68,336,681 shares of Common Stock (“Common Stock”) were outstanding and held by 3,510 record holders. In addition, on March 12, 2002, 4,209,963 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 6,462 record holders.

      We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31

	2001	2000	1999	1998	1997

	(in millions except as indicated by *)

Operating Results

Net sales	$3,323.0	$2,787.6	$2,721.6	$2,508.5	$1,842.9

Income Before the Following Items:	$401.1	$430.7		$407.0	$300.9

Interest expense, net	(47.9)	(26.9)	(44.8)	(27.2)	(6.6)

Minority interests	(7.0)	—	—	—	—

Income taxes	(112.1)	(146.4)	(161.4)	(144.3)	(112.3)

Net Income	234.1	257.4	275.4	235.5	182.0

Depreciation, depletion and amortization	194.2	168.3	168.3	156.8	106.3

Other items not affecting cash	(5.2)	61.9	(45.2)	(16.2)	47.7

Net Cash Provided by Operations	$423.1	$487.6	$398.5	$376.1	$336.0

Total Assets	$4,117.6	$3,902.6	$3,293.4	$2,892.5	$2,774.9

Financial Condition at December 31

Working capital	$345.4	$336.1	$626.6	$524.4	$(127.1	)(a)

Property, plant and equipment, net	2,195.1	2,122.4	1,618.3	1,400.8	1,296.0

Other assets	738.5	703.6	539.6	553.8	529.4

Total Net Assets	$3,279.0	$3,162.1	$2,784.5	$2,479.0	$1,698.3

Long-term debt	$674.6	$687.4	$710.3	$740.4	$135.2

Other long-term liabilities and minority interests	607.3	582.5	351.3	323.4	307.4

Shareholders’ equity	1,997.1	1,892.2	1,722.9	1,415.2	1,255.7

Total Capitalization	$3,279.0	$3,162.1	$2,784.5	$2,479.0	$1,698.3

Common Equity Share Information

Net income — basic*	$3.25	$3.51	$3.79	$3.27	$2.56

Net income — diluted*	$3.21	$3.51	$3.77	$3.24	$2.54

Dividends*	$0.60	$0.60	$0.60	$0.51	$0.42

Book value at December 31*	$27.70	$26.27	$23.55	$19.57	$17.52

Average shares and equivalents outstanding	72.0	73.3	72.6	72.1	71.1

Shares outstanding at December 31	72.1	72.0	73.2	72.3	71.7

Statistical Data

Capital expenditures	$333.2	$431.7	$315.7	$224.3	$124.0

Acquisitions	$80.6	$242.0 (b)	$58.3	$99.3 (c)	$8.8

Net income as a percentage of net sales*	7.0%	9.2%	10.1%	9.4%	9.9%

Return on average shareholders’ equity*	12.0%	14.2%	17.6%	17.6%	15.4%

Long-term debt as a percentage of total capitalization*	20.6%	21.7%	25.5%	29.9%	8.0%

Number of employees at December 31*	15,600	14,300	10,500	10,400	10,100

Exchange rate at December 31 (Cdn. to U.S.)*	0.628	0.667	0.692	0.654	0.699

Average exchange rate for the year (Cdn. to U.S.)*	0.646	0.673	0.673	0.674	0.722

(a)	Includes a liability of $690 million to Lafarge S.A. for the Redland acquisition, of which $40 million was repaid in 1998 and the remaining $650 million was financed with long-term public debt in 1998.

(b)	Excludes preferred shares and note payable totaling $127.7 million issued in conjunction with the Warren Paving & Materials Group merger treated as non-cash financing activities for cash flow reporting.

(c)	Excludes the Redland acquisition that was accounted for similar to a pooling of interests.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

MANAGEMENT’S DISCUSSION OF INCOME

      The Consolidated Statements of Income included in Item 8 of this Annual Report summarize the operating performance of Lafarge North America Inc. for the past three years. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the table below. (See “Segment and Related Information” in the Notes to Consolidated Financial Statements for further segment information.)

      Our three operating segments are:

      Construction Materials — the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.

      Cement and Cement-Related Products — the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

      Gypsum — the production and distribution of gypsum drywall and related products.

	Year Ended December 31

	2001	2000	1999

	(in millions)

Net Sales

Construction materials	$2,073.8	$1,575.7	$1,486.4

Cement and cement-related products	1,238.4	1,215.4	1,202.8

Gypsum	152.4	134.1	152.5

Eliminations	(141.6)	(137.6)	(120.1)

Total	$3,323.0	$2,787.6	$2,721.6

Gross Profit

Construction materials	$359.2	$281.8	$263.4

Cement and cement-related products	399.1	399.4	405.2

Gypsum	(42.0)	7.1	56.7

Total	716.3	688.3	725.3

Operational Overhead and Other Expenses

Construction materials	(123.6)	(89.7)	(73.9)

Cement and cement-related products	(85.2)	(81.1)	(84.7)

Gypsum	(27.4)	(25.1)	(14.8)

Total	(236.2)	(195.9)	(173.4)

Income From Operations

Construction materials	235.6	192.1	189.5

Cement and cement-related products	313.9	318.3	320.5

Gypsum	(69.4)	(18.0)	41.9

Total	480.1	492.4	551.9

Corporate and unallocated expenses	(79.0)	(61.7)	(70.3)

Earnings Before Minority Interests, Interest and Income Taxes	$401.1	$430.7	$481.6

Assets

Construction materials	$1,701.6	$1,664.7	$1,239.1

Cement and cement-related products	1,097.8	1,052.1	1,098.3

Gypsum	260.4	279.4	125.1

Corporate, Redland goodwill and unallocated assets	1,057.8	906.4	830.9

Total	$4,117.6	$3,902.6	$3,293.4

YEAR ENDED DECEMBER 31, 2001

Net Sales

      Our net sales increased 19 percent in 2001 to $3,323.0 million from $2,787.6 million in 2000. U.S. net sales were $2,023.8 million, an increase of $119.4 million or six percent. Sales volumes increased in all main product lines due to strong demand for our products and acquisitions. Additionally, aggregate and ready-mixed concrete selling prices increased as well. These increases were partly offset by lower average selling prices for gypsum drywall and cement. Despite the devaluation in the Canadian dollar, Canadian net sales improved $416.0 million, or 47 percent, to $1,299.2 million. This increase was driven by recent acquisitions, most significantly the December 2000 merger with the Warren Paving & Materials Group. In addition, our heritage operations contributed to the Canadian net sales increase as ready-mixed concrete, aggregate and cement sales volumes increased by four percent, five percent and four percent, respectively.

  Construction Materials

      Net sales from construction materials operations reached a new high of $2,073.8 million, a 32 percent increase from 2000, reflecting improved sales volumes and average selling prices in both the U.S. and Canada. Overall ready-mixed concrete shipments were 11.5 million cubic yards in 2001, seven percent higher than 2000, and aggregate sales volumes were 120.9 million tons, 29 percent higher than 2000. Asphalt and paving sales reached $740.0 million, up 97 percent from 2000. The Warren Paving & Materials Group operations acquired in December 2000 and other recent acquisitions accounted for most of the improvement in shipments compared to last year. In the U.S., net sales increased by $90.1 million, or 10 percent, to $983.6 million. Ready-mixed concrete sales volumes increased by eight percent mainly due to strong demand and the acquisition, in February 2001, of Pine Hill Materials Corp. and American Readi-Mix Concrete Corporation, partially offset by lower sales volumes in Wisconsin where we sold our operations in the fourth quarter of 2001. Average selling prices for ready-mixed concrete in the U.S. increased by four percent due to implemented price increases and increased sales of higher-value ready-mixed concrete. Aggregate sales volumes in the U.S. increased by 13 percent due to the impact from recent acquisitions and a three percent increase in our heritage operations. Aggregate average selling prices increased by one percent compared to 2000. In Canada, net sales increased by $408.0 million, or 60 percent, to $1,090.2 million. Ready-mixed concrete sales volumes in Canada increased six percent from 2000 levels primarily due to increased demand brought on by the strength of the Toronto economy and the absence of the effect of a ready-mixed concrete drivers strike in Toronto in 2000. Ready-mixed concrete average selling prices increased by three percent in local currency, however, due to the devaluation of the Canadian dollar, average selling prices declined one percent in U.S. dollars. The increase in average selling price resulted from general price increases and increased sales of higher value ready-mixed concrete. Canadian aggregate sales volumes were 47 percent ahead of 2000 levels mainly due to the merger with the Warren Paving & Materials Group at the end of 2000. Excluding the impact of the Warren operations, aggregate sales volumes increased six percent. Aggregate average selling prices increased six percent in local currency, however, due to the devaluation of the Canadian dollar, the effective increase in U.S. dollars was reduced to two percent. The average selling price was also favorably impacted by product and customer mix. Asphalt and paving sales increased 300 percent to $453.3 million, as heritage operations increased 16 percent with the Warren Paving & Materials Group accounting for the balance of the improvement.

  Cement and Cement-Related Products

      Net sales from cement operations increased by two percent to $1,238.4 million from $1,215.4 million in 2000 due to increased sales volumes. Cement sales volumes totaled 14.4 million tons, a two percent increase from 2000, while the average selling price per ton in U.S. dollars, net of freight costs (“net realization”), declined slightly. U.S. net sales increased by $15.6 million to $935.0 million, as the benefit from mild weather in the fourth quarter led to a two percent increase in cement shipments. Net realization in the U.S. declined one percent due to competitive pressures in certain markets and product and customer mix. Canadian cement net sales increased three percent to $303.4 million from $296.0 million in 2000. Cement shipments in Canada increased by four percent primarily due to the strong economy in Ontario and favorable weather in the fourth quarter. Net realization rose by four percent in local currency, however, due to the devaluation of the Canadian dollar, the effective increase in U.S. dollars was reduced to one percent. The increase in net realization resulted from annual price increases and improved product and market mix. Also included in sales from our cement operations are sales of cement-related products of $113.6 million, a seven percent increase from 2000, representing 3.8 million tons of slag and fly ash.

  Gypsum

      Net sales from gypsum operations increased by 14 percent to $152.4 million from $134.1 million in 2000. Drywall sales volumes increased 77 percent while average selling prices declined nearly 42 percent compared to 2000. The volume increase reflects sales of 404 million square feet of drywall from our new Palatka, Florida plant, which started production in January 2001, as well as the ramp-up of production at our Silver Grove, Kentucky plant, where sales volumes increased 447 million square feet over last year. Drywall prices continued

the trend from 2000 and deteriorated through the first half of 2001 due to increased industry capacity. We implemented three price increases in the second half of the year that have held fairly well; however, prices softened slightly late in the fourth quarter, following the normal seasonal pattern.

Gross Profit and Cost of Goods Sold

      Gross profit as a percentage of net sales decreased to 22 percent from 25 percent in 2000, primarily reflecting a significant decline in gypsum results.

      Construction materials gross profit as a percentage of net sales declined slightly to 17 percent in 2001 from 18 percent in 2000 due to a change in our product portfolio to more asphalt and paving, which has lower margins, arising from the December 2000 merger with the Warren Paving & Materials Group.

      Cement gross profit as a percentage of net sales decreased slightly to 32 percent compared to 33 percent in 2000. The average cash production cost per ton of cement in 2001 was equal to 2000 as lower fixed costs resulting from continued emphasis on performance improvement in our production facilities were offset by higher variable costs, primarily energy. The cash production cost per ton increased slightly in the U.S. due to purchased clinker at our Sugar Creek, Missouri plant, but were offset by operating efficiencies at our Canadian plants. The following table summarizes our cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

	Years Ended
	December 31

	2001	2000

Cement production	13.60	13.53

Clinker production	11.72	11.93

Clinker capacity utilization	90%	92%

      Cement production was essentially in line with 2000, while clinker production declined two percent. U.S. cement production totaled 8.2 million tons, down one percent, while Canadian cement production increased four percent to 5.4 million tons. Clinker capacity utilization at U.S. plants declined to 94 percent from 96 percent due to slightly reduced production at several plants. Canadian clinker capacity utilization decreased slightly to 86 percent from 87 percent largely the result of decreased production at our Exshaw, Alberta plant where we extended the normal winter shutdown through the first quarter 2001 to help mitigate exorbitant gas prices.

      Gypsum operations reflect a negative gross profit as a percentage of net sales of 28 percent, a decrease of 33 percentage points from 2000, due to the erosion of selling prices during 2001, costs associated with the start-up of a paper mill joint venture and the new production facility in Palatka, Florida, and increased energy costs.

Selling and Administrative Expenses

      Selling and administrative expenses were $296.1 million in 2001 compared with $269.4 million in 2000. The increase resulted from growth in our construction materials operations and costs associated with the implementation of the shared service center for our construction materials group. However, selling and administrative expenses as a percentage of net sales decreased to 8.9 percent from 9.7 percent in 2000, as efficiency programs helped to mitigate inflationary cost increases.

Goodwill Amortization

      Amortization of goodwill was $20.6 million in 2001 and $17.2 million in 2000. The increase reflects amortization of goodwill resulting from the merger with the Warren Paving & Materials Group. In 2002, we plan to fully adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires that goodwill and intangible assets with indefinite lives not be amortized but rather be reviewed annually for impairment.

Other Income, Net

      Other income, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for 2001 and 2000, respectively) include gains on sale of fixed assets ($8.0 million and $9.5 million), gains on divestitures of businesses ($23.2 million and $6.3 million), loss on the sale of receivables under our securitization program ($7.1 million and $3.0 million), losses on natural gas commodity contracts ($8.1 million and zero), losses or gains for other postretirement benefit expense for retirees and pension costs ($6.9 million loss and $4.1 million gain), equity income ($2.8 million and $6.9 million), expenses for restructuring ($7.1 million and zero), foreign exchange transaction gains or losses ($0.3 million loss and $2.5 million gain), Blue Circle management fees ($5.6 million and zero) and other miscellaneous gains or losses ($8.7 million loss and $2.7 million net gain). Divestment gains in 2001 related primarily to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and non-strategic ready-mixed concrete businesses in Milwaukee, Wisconsin. The loss on the natural gas forward contracts resulted from recording a liability on the fair value of the commodity contracts in accordance with SFAS No. 133 due to a decline in forward gas prices below the fixed contractual amounts. Restructuring costs in 2001 relate to the costs associated with reorganizing the cement business in the second half of 2001.

Performance by Line of Business

  Construction Materials

      Operating profit from construction materials operations (before corporate and unallocated expenses) was $235.6 million, $43.5 million higher than 2000. This increase was driven by $29.0 million of contribution from the Warren operations, which were not part of Lafarge in 2000, positive contributions from other recent acquisitions and improvements in our heritage operations. Ready-mixed concrete and aggregate sales volumes and average selling prices both increased compared to 2000. These items were partially offset by a change in our product portfolio as the paving business, which operates at lower margins, represents a more significant portion of our total portfolio. U.S. operations earned $131.2 million, $15.0 million better than 2000. This increase was due to higher ready-mixed concrete and aggregate sales volumes of eight percent and 13 percent, respectively, and higher average selling prices for ready-mixed concrete and aggregate of four percent and one percent, respectively. These improvements were partially offset by increased rental expense and repair and maintenance costs. Despite a $4.5 million reduction in earnings due to the impact of the weaker Canadian dollar, the Canadian operations earned $104.4 million, $28.5 million better than 2000. The increased earnings were due to higher ready-mixed concrete and aggregate sales volumes of six percent and 47 percent, respectively, and higher average selling prices of three percent and six percent, respectively, in local currency. However, due to the devaluation of the Canadian dollar, ready-mixed concrete average selling prices declined one percent in U.S. dollars and aggregate average selling prices increased only two percent in U.S. dollars. These items were partially offset by increased repair and maintenance costs.

  Cement and Cement-Related Products

      Operating profit from cement operations (before corporate and unallocated expenses) was $313.9 million, a $4.4 million or one percent decline from 2000. The decrease resulted primarily from a decline in the Canadian dollar and start-up-related costs for the new production line at our Sugar Creek, Missouri plant. During the second half of 2001, we reorganized our cement operations into five geographic regions. The new organization, designed to better serve our customers, was implemented effective January 1, 2002. In the U.S., operating profit totaled $200.4 million, $18.6 million or eight percent lower than 2000. The decrease resulted from a slight decline in net realization due to competitive pressures in certain markets and increased fuel and power costs, which were largely offset by a two percent increase in sales volumes. There was also an increase in distribution costs arising from the spring flooding of the Mississippi River, as well as start-up costs for our new kiln line outside Kansas City, Missouri, which cost approximately $8 million. Our Canadian cement operations reported an operating profit of $113.5 million, $14.2 million higher than in 2000, despite a $4.9 million reduction in earnings due to the impact of the weaker Canadian dollar. The increased earnings were primarily due to increased sales volumes of four percent and net realization of four percent in local currency. However, due to the devaluation of the Canadian dollar, the effective increase in U.S. dollars was reduced to one percent. These positives were partially offset by increased fuel and power costs. Operating profit from our cement-related products (slag and fly ash) included in the cement results was $24.1 million, a $2.1 million increase from 2000.

  Gypsum

      Our gypsum drywall operations reported an operating loss of $69.4 million, $51.4 million higher than last year’s operating loss of $18.0 million. The decrease in profitability was due to depressed drywall prices, increased energy costs, higher fixed costs associated with the start-up of a paper mill joint venture and increased operating costs associated with the start-up of the new Palatka, Florida drywall plant. Our Silver Grove and Palatka drywall plants have both consistently improved their efficiency throughout the year and costs have progressively come down in both plants. In the fourth quarter, the Silver Grove plant operated at a modest profit while the Palatka plant was slightly below the breakeven level.

Earnings Before Minority Interests, Interest and Income Taxes (EBIT)

      In 2001, EBIT was $401.1 million, a $29.6 million or seven percent decline from 2000. This drop in profitability was affected by a $51.4 million decline in our gypsum segment’s results as well as approximately $16 million of non-recurring costs and a $8.9 million impact from a decline in the value of the Canadian dollar. These were partially offset by the $24.1 million gains on sale of assets, including the sale of our joint venture interest in Centennial Concrete Pipe & Products and certain non-strategic ready-mixed concrete businesses in Wisconsin. The non-recurring costs consisted of $8 million of natural gas derivative expense that is expected to reverse in 2002 and $8 million of fixed costs related to the new Sugar Creek, Missouri cement plant scheduled to start-up in the first half of 2002. EBIT in the U.S. was $203.1 million, $72.8 million lower than 2000. EBIT from Canadian operations was $198.0 million, $43.2 million higher than 2000 despite a devaluation in the Canadian dollar which had an impact of $8.9 million.

Interest Expense

      Interest expense increased by $3.9 million in 2001 to $54.5 million primarily due to higher debt levels in 2001. Interest capitalized was $11.1 million and $11.7 million in 2001 and 2000, respectively.

Interest Income

      Interest income decreased $17.1 million in 2001, primarily from the absence this year of the favorable impact on last year’s results of the $11.5 million interest receivable from the Canadian Customs and Revenue Agency recorded from the settlement of transfer pricing and cost sharing issues for the 1986 to 1994 calendar years (see “Income Taxes” in the Notes to the Consolidated Financial Statements for further information). The remaining decline relates primarily to a decrease in short-term investments in Canada (see Management’s Discussion of Cash Flows) and a reduction in interest rates.

Income Taxes

      Income tax expense decreased from $146.5 million in 2000 to $112.1 million in 2001 mostly from lower 2001 U.S. pre-tax income and the impact of lower federal and provincial tax rates in Canada. The 2001 income tax benefited from a one-time adjustment of approximately Canadian $23 million (approximately U.S. $15 million) to reduce deferred tax balances to reflect the reduction in Canadian tax rates. We expect the multi-year relief plan to positively impact earnings from Canadian operations going forward. Excluding this one-time adjustment, our effective income tax rate increased to 36.8 percent for 2001 compared to 36.3 percent in 2000 due to the impact of non-tax deductible dividends paid to minority interests in 2001.

Net Income

      We reported net income of $234.1 million in 2001 compared with $257.4 million in 2000. The major reason for the decline in profitability was the losses incurred in our gypsum operations, as well as non-recurring charges (consisting of a loss on natural gas derivatives and fixed costs related to the new Sugar Creek, Missouri cement plant scheduled to start-up in the first half of 2002) and a decline in the Canadian dollar.

General Outlook

      The company finished the year 2001 on a solid note as demand for our products remained strong throughout the fourth quarter, after recovering from a disappointing month of September. However, the economic outlook in the U.S. remains uncertain and we do not expect that there will be a clear sign of the trend of the construction business until the construction season begins in the spring.

      The Portland Cement Association has forecasted a 5.0 percent reduction in U.S. cement demand for 2002. If that forecast is accurate, it would negatively impact our business and profitability. Therefore, we are approaching the year with some caution. We are focused on factors that we can control, such as performance improvement in our manufacturing and distribution operations, and we are taking those actions that we deem appropriate to provide the flexibility in our operations that will allow us to respond to unexpected changes, up or down, in the economic environment.

      For our gypsum operations, we believe that price softness is likely to continue in the first quarter of 2002 when business is typically slower. We have announced new price increases to be implemented in early March 2002. We will continue to seek to optimize our network of plants, and in particular to reduce costs in the older northeast facilities. A positive factor for 2002 is our paperboard liner joint venture that is now producing paperboard liner, which we expect to benefit from in 2002 with lower-cost materials. Also, in January 2002 we acquired Continental Gypsum, which is based in Newark, New Jersey. This acquisition should strengthen our presence in the Northeast market.

YEAR ENDED DECEMBER 31, 2000

Net Sales

      Our net sales increased by two percent in 2000 to $2,787.6 million from $2,721.6 million in 1999. U.S. net sales remained relatively unchanged from 1999 levels at $1,904.4 million as the result of several factors: lower ready-mixed concrete and cement sales volumes due to poor weather conditions in the fourth quarter and lower average selling prices for gypsum drywall. These factors were mostly offset by aggregate sales volumes from the Presque Isle acquisition and increased ready-mixed concrete and cement average selling prices due to implemented increases and changes in product mix. Canadian net sales were $883.2 million, an increase of $66.7 million or eight percent. The increase was due to improving economic conditions in eastern Canada, increased infrastructure spending and project work in British Columbia and a strong oil and gas marketplace in northern Alberta, which helped improve ready-mixed concrete, aggregate and cement sales volumes and average selling prices.

  Construction Materials

      Net sales from construction materials operations in the U.S. and Canada were $1,575.7 million, an increase of six percent from 1999. Overall ready-mixed concrete shipments to customers were 10.7 million cubic yards in 2000, two percent higher than 1999, and aggregate sales volumes were 93.6 million tons, 15 percent higher than 1999. In the U.S., net sales increased by $14.5 million, or two percent, to $893.5 million. Ready-mixed concrete sales volumes decreased by one percent. Average selling prices for ready-mixed concrete in the U.S. regions increased by four percent due to implemented price increases and increased sales of higher-value ready-mixed concrete. Aggregate sales volumes in the U.S. increased by 18 percent, of which six percent was due to growth in our existing operations with the remainder coming from volumes associated with the Presque Isle, Michigan quarry acquired in June 2000. Despite general price increases, average selling prices decreased by four percent when compared to 1999. The reduced selling price was due to increased sales of lower-valued products and the impact of the Presque Isle quarry, which, because of its product mix, brought with it lower average prices than existing U.S. operations. In Canada, net sales increased by $74.8 million, or 12 percent, to $682.2 million, reflecting an increase in both sales volumes and average selling prices. Ready-mixed concrete sales volumes in Canada increased four percent from 1999 levels and average selling prices increased by three percent. Sales volumes increased over 1999 primarily due to increased project work. The increase in average selling price resulted from general price increases and increased sales of higher value ready-mixed concrete. Canadian aggregate sales volumes were 11 percent ahead of 1999 levels and average selling prices increased six percent. Volumes increased due to a strong market in Ontario, and higher infrastructure spending, increased activity in the oil and gas sector and project work in western Canada. The average selling price increase was mainly due to a shift in the product mix to more premium products.

  Cement and Cement-Related Products

      Net sales from cement operations increased by one percent to $1,215.4 million from $1,202.8 million in 1999 due to higher average selling prices. Cement sales volumes declined by 0.2 million tons to 14.1 million tons, which represents a one percent decline, while the average selling price per ton to customers, net of freight costs (“net realization”), increased by 1.5 percent. U.S. net sales decreased by $1.3 million to $919.4 million. Cement shipments through September were ahead of 1999, but due to a 15 percent decline in the fourth quarter brought on by heavy snowfall and extremely cold weather, annual cement shipments declined three percent. Net realization in the U.S. increased only one percent due to competitive pressures in our markets. Canadian cement sales increased five percent to $296.0 million from $282.1 million in 1999. Cement shipments in Canada increased by four percent and net realization rose by two percent. The improvement in volumes was primarily due to a strong Northern Alberta market, again in oil and gas infrastructure spending, increased oil well cement sales and expanded project work. The increase in net realization resulted from improved product mix and annual price increases. Also included in sales of our cement operations are sales of cement-related products of $106 million, representing 2.8 million tons of slag and fly ash. This represents a nine percent increase in sales from 1999.

  Gypsum

      Despite a one percent increase in sales volumes, net sales from gypsum operations decreased by 12 percent to $134.1 million from $152.5 million in 1999. Average selling prices declined nearly 20 percent compared to 1999 due to increased capacity in the industry and lower demand, with year-end prices more than 50 percent below those at year-end 1999. The volume increase is due to 137 million square feet of drywall sold from our new Silver Grove, Kentucky plant, which started production in June 2000. This increase was mostly offset by reduced sales of imported drywall and a decline in sales of drywall from our Newfoundland, Canada plant. A new drywall plant in northern Florida began operating in early 2001.

Gross Profit and Cost of Goods Sold

      Gross profit as a percentage of net sales decreased to 25 percent from 27 percent in 1999, reflecting a significant decline in gypsum results and modest reductions in the cement operations.

      Construction materials gross margin as a percentage of net sales remained at 18 percent in 2000. This was due to higher ready-mixed concrete average selling prices in the U.S. and Canada and higher aggregate average selling prices in Canada. These factors were offset by higher material and fuel costs in all regions and increased operating costs in the western U.S. and in eastern and western Canada, as well as lower aggregate average selling prices in the U.S.

      Cement gross profit as a percentage of net sales declined to 33 percent compared to 34 percent in 1999. The decline was the result of a four percent increase in cash production cost per ton partially offset by higher average selling prices. In the U.S., cash production cost per ton increased slightly compared to 1999. In Canada, cash production cost per ton increased by nine percent, primarily due to increased natural gas costs at the Exshaw, Alberta plant and increased maintenance and purchased clinker costs at the Bath, Ontario plant, partially offset by lower maintenance and fuel costs and other operating efficiencies associated with the new kiln at the Richmond, British Columbia plant. The following table summarizes our cement and clinker production (in millions of tons) and the clinker production capacity utilization rate:

	Years Ended
	December 31

	2000	1999

Cement production	13.53	13.55

Clinker production	11.93	11.76

Clinker capacity utilization	92%	97%

      Cement production was essentially in line with 1999, while clinker production was one percent higher than 1999. U.S. cement production totaled 8.3 million tons, down two percent. Clinker capacity utilization at U.S. plants declined to 96 percent due to increases in capacity at several plants and slightly reduced production. Canadian cement production was 5.2 million tons, up three percent. Canadian clinker capacity utilization decreased to 87 percent from 92 percent. This decline was due to an increase in capacity, compared to prior year, at the Richmond, British Columbia plant.

      Gypsum’s gross profit as a percentage of net sales decreased by 32 percentage points to five percent, primarily due to erosion of selling prices during 2000 resulting from increased capacity in the industry, slowing demand, costs associated with the start-up of two new production facilities, as well as increased raw material and energy costs.

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

Goodwill Amortization

      Amortization of goodwill was $17.2 million in both 2000 and 1999. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In 2002, we plan to fully adopt SFAS No. 142, which requires that goodwill and intangible assets with indefinite lives not be amortized but annually reviewed for impairment.

Other Income, Net

      Other income, net, consists of items such as equity income and gains and losses from divestitures. Other income, net, was $29.0 million in 2000 compared with $8.5 million in 1999. The $20.5 million increase was primarily due to increased pension income of $11.8 million, lower other postretirement benefit expense for retirees of $2.8 million and higher gains on asset dispositions of $3.0 million.

Performance by Line of Business

  Construction Materials

      Operating profit from construction materials operations (before corporate and unallocated expenses) was $192.1 million, $2.6 million higher than 1999. The improvement was due to higher ready-mixed concrete and aggregate sales volumes and higher average selling prices for ready-mixed concrete. These items were partially offset by higher liquid asphalt, diesel and natural gas costs in most regions. The significant increase in the cost of natural gas, diesel and liquid asphalt, as well as the costs associated with implementing a number of management training programs and establishing a shared service center for accounting and transaction processing, impacted year 2000 operating profit by approximately $15 million. U.S. operations earned $116.2 million, $1.4 million better than 1999. This increase was due to higher aggregate sales volumes of 18 percent, higher average selling prices for ready-mixed concrete of four percent and lower depreciation expense, partially offset by reduced ready-mixed concrete sales volumes of one percent, and increased material, delivery and overhead costs. Earnings in the eastern U.S. were favorably impacted by the acquisition of the Presque Isle quarry in June 2000 and the divestment of the unprofitable Maryland asphalt and paving operations in 1999. In the western U.S., earnings were below prior year due to increased aggregate operating costs, primarily in central Missouri, reduced ready-mixed concrete sales volumes from poor weather conditions in the fourth quarter in the majority of our major markets and lower average selling prices for aggregate. The Canadian operations earned $75.9 million, $1.2 million better than 1999, primarily reflecting higher ready-mixed concrete and aggregate sales volumes of four percent and 11 percent, respectively, and higher average selling prices of three percent and six percent, respectively, partially offset by increased material, delivery and overhead costs.

  Cement and Cement-Related Products

      Operating profit from cement operations (before corporate and unallocated expenses) was $318.3 million, a $2.2 million or one percent decline from 1999. The decline was due to lower cement sales volumes and higher energy and operating costs, partially offset by increased net realization due to general price increases. For the full year, energy cost increases for process fuel and delivery totaled approximately $12 million. The most significant impact was at our Exshaw, Alberta plant. In the U.S., where we burn primarily coal and petroleum coke, the process fuel cost increase was limited. However, freight costs, particularly in the second half of the year, were affected more significantly. In the U.S., operating profit was $219.0 million, $3.5 million (two percent) lower than 1999. The decline resulted from lower cement sales volumes of three percent due largely to poor weather in the fourth quarter and increased transportation costs. Our Canadian cement operations reported an operating profit of $99.3 million, $1.3 million higher than in 1999, primarily due to increased sales volumes of four percent and net realization of two percent, which was largely offset by rising fuel costs and increased maintenance and purchased clinker at the Bath, Ontario plant. Operating profit from our cement-related products (slag and fly ash) included in the cement results was $22.0 million, an increase of $2.0 million from 1999.

  Gypsum

      Our gypsum drywall operations reported an operating loss of $18.0 million, a $59.9 million decline from 1999’s operating profit of $41.9 million. The swing in profitability was due to declining drywall prices, rising raw material costs, increased energy costs, costs associated with the start-up of the new Silver Grove, Kentucky plant in 2000, preparations to start-up the new Palatka, Florida plant in 2001, and additional administrative and marketing costs required to support a 1.8 billion square foot increase in production capacity. Average selling prices declined nearly 20 percent compared to 1999 with year-end prices off more than 50 percent from a year ago.

Earnings Before Minority Interests, Interest and Income Taxes (EBIT)

      In 2000, EBIT was $430.7 million, a $50.9 million (11 percent) decline from 1999. This drop in profitability was due to the $59.9 million swing in our gypsum segment’s results. Through the first three quarters of 2000, improvements in our construction materials and cement segments largely offset the reduction in gypsum profitability. However, heavy snowfall and extremely cold weather in the last quarter reversed these earlier gains. EBIT in the U.S. was $275.9 million, $58.6 million lower than 1999. EBIT from Canadian operations was $154.8 million, $7.7 million higher than 1999.

Interest Expense

      Interest expense decreased by $12.1 million in 2000 to $50.6 million primarily due to an increase in capitalized interest. Interest capitalized was $11.7 million and $4.7 million in 2000 and 1999, respectively.

Interest Income

      Interest income increased $5.8 million in 2000. This increase is composed of $11.5 million of interest receivable from the Canadian Customs and Revenue Agency recorded as the result of the settlement of transfer pricing and cost sharing issues for the 1986 to 1994 calendar years (see “Income Taxes” in the Notes to Consolidated Financial Statements for further information). This was partially offset by lower average Canadian short-term investment balances during 2000.

Income Taxes

      Income tax expense decreased from $161.4 million in 1999 to $146.5 million in 2000, primarily due to lower profits in 2000 in the U.S. and a reduction in our effective income tax rate to 36.3 percent in 2000 from 37.0 percent in 1999.

Net Income

      We reported net income of $257.4 million in 2000 compared with $275.4 million in 1999. The major reason for the decline in profitability was the losses incurred in our gypsum operations, as well as higher energy costs and higher selling and administrative expenses.

Other Factors Affecting the Company

  Critical Accounting Policies

      Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policy and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of — We account for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reflected at the lower of their carrying amount or fair value less cost to sell.

      Goodwill — Goodwill is amortized using the straight-line method over periods not exceeding 40 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. Similar to our review for impairment of other long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors.

      Environmental Remediation Liabilities — When we determine that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the consolidated financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

      Revenue Recognition — Revenue from the sale of cement, concrete, concrete products, aggregate and gypsum drywall is recorded when the products are shipped. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “net sales”, and costs incurred by the seller for shipping and handling are classified as “cost of goods sold.”

      Derivative Instruments and Hedging Activities – We use commodity-based derivatives to manage our exposure to commodity price fluctuations. We periodically enter into natural gas forward purchase agreements for a portion of our anticipated gas purchases to hedge price risk associated with fluctuations in market prices. To the extent possible, we elect to apply the normal purchases or sales exception in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business. Often this exception to the requirements of SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” will apply to purchases of commodities used on our production process that would otherwise be considered derivative instruments. When applied, this exception allows us to not recognize these derivatives on the balance sheet at their fair value as required by SFAS No. 133.

      When the normal purchases or sales exception is not applied, the derivatives are recognized on the balance sheet at their fair value. We may execute derivatives for purposes of hedging various commodity price and financial exposures. For those derivatives that qualify for hedge accounting, on the date the derivative contract is entered into we designate the derivative and document the hedge relationship as either a fair value or cash flow hedge in accordance with the requirements of SFAS No. 133. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge relationship’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. The company will only apply hedge accounting to those relationships that have been properly designated and documented and are anticipated to be highly effective.

      Classification of a change in a derivative’s fair value is determined by whether the derivative is designated in a qualifying hedge relationship. For a derivative in a qualifying cash flow hedge, the effective portion of the derivative’s fair value change is reported as a component of “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. For a derivative in a qualifying fair value hedge, effective changes in the fair value are reported in the Consolidated Statements of Income, along with changes in the value of the hedged item for the risk being hedged. In both fair value and cash flow hedge relationships, any hedge ineffectiveness is reported as a component of “other income, net” in the current period’s Consolidated Statement of Income.

  Environmental Matters

      Our operations, like those of our competitors, are subject to state, federal, local and Canadian environmental laws and regulations, which impose liability for cleanup or remediation of environmental pollution and hazardous waste arising from past acts; and require pollution control and prevention, site restoration and operating permits and/or approvals to conduct certain of our operations. Federal environmental laws that impose liability for remediation include the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as “Superfund,” and the corrective action provisions of the Resource Conservation and Recovery Act of 1976 (“RCRA”). Under Superfund’s current broad liability provisions, the

U.S. Environmental Protection Agency (“EPA”) may commence a civil action against potentially responsible parties (“PRPs”) or order PRPs to remediate sites containing hazardous substances and pollution associated with past or ongoing practices. Under Superfund, strict liability for cleanup costs can be imposed even if a PRP was not directly responsible for site conditions. In addition, the liability is joint and several, which means that the EPA can seek the entire cost of cleaning up a site from one PRP, even if other PRPs were responsible for a substantial portion of the contamination. Some of the environmental laws intended to control or prevent pollution include the pollution control provisions of RCRA (controlling solid and hazardous wastes), the Clean Water Act (controlling discharge of pollutants into the waters of the U.S.) and the Clean Air Act (controlling emission of pollutants into the atmosphere).

      To prevent, control and remediate environmental problems and maintain compliance with permitting requirements, we maintain an environmental program designed to monitor and control environmental matters. This program is based upon our environmental policy and includes recruitment, training and retention of personnel experienced in environmental matters. Company employees are responsible for identifying potential environmental issues and bringing them to the attention of management who are responsible for addressing environmental matters. In this regard, we require operational management to immediately report to corporate management any spills or material instances of non-compliance. Further, routine environmental matters are required to be reported quarterly. If necessary, we engage outside consultants to determine an appropriate course of action and estimate the likely financial exposure presented by the environmental matter. We routinely audit our properties to determine whether remediation is required, the adequacy of accruals for such remediation, the status of remedial activities and whether improvements to the site are required to meet current and future permit or other requirements under the environmental laws. Our program also includes an environmental recognition award program, an environmental report and implementation of Lafarge Group’s voluntary environmental partnership with the World Wildlife Fund focusing on biodiversity, indicators to measure continuing environmental improvement and a CO2 reduction commitment.

      Currently, we are involved in one Superfund remediation. At this site, which the EPA has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The suit has otherwise been dormant for several years. We believe that this matter will not have a material impact on our financial condition.

      We record environmental accruals when it is probable that a reasonably estimable liability has been incurred. Environmental remediation accruals are based on internal studies and estimates, including shared financial liability with third parties. Accruals are adjusted when further information or additional studies warrant. Environmental accruals are undiscounted estimates of required remediation costs without offset of potential insurance or other claims. When such recoveries become probable, those amounts are reflected as receivables in the financial statements, and are not netted against the accruals. Recorded environmental liabilities are not material to us. While we believe the possibility of incurring material environmental liability in excess of recorded amounts is remote, we may incur environmental costs in excess of amounts recorded at December 31, 2001.

      Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. For the years ended December 31, 2001, 2000 and 1999, our environmental capital expenditures and remediation expenses were not material. However, our environmental expenditures have increased and are likely to increase in the future. Currently, proposed changes or new environmental laws or regulations include: promulgation of revised EPA Boiler and Industrial Furnaces regulations under RCRA and the maximum achievable control technology provision of the Clean Air Act; promulgation of new cement kiln dust management standards under RCRA and/or implementation under state solid waste laws and regulations; promulgation of final Clean Air Act maximum achievable control technology regulations governing air toxic emissions from non-waste burning cement plants; state revisions of (Clean Air Act) state implementation plans to require NOx reductions for cement plants operating in certain areas east of the Mississippi; state revisions of (Clean Air Act) state implementation plans to require reduction of particulate matter particles 2.5 microns or less from our various operations; federal permit requirements under Title V of the Clean Air Act; and implementing the Kyoto Protocol, primarily in Canada, which may require us to reduce CO2 emissions and/or carbon concentrations in our final product. We cannot presently determine the exact timing of their impact, whether these proposed changes will require capital expenditures or other remedial actions, or the effect of such changes on our financial statements. Because of different requirements in the environmental laws of the U.S. and Canada, the complexity and uncertainty of existing and future requirements of environmental laws, permit conditions, costs of new and existing technology, potential preventive and remedial costs, insurance coverages, and enforcement-related activities and costs, we cannot determine at this time whether capital expenditures and other remedial actions that we may be required to undertake in the future will materially affect our financial position, results of operations or liquidity. With respect to known environmental contingencies, we have recorded provisions for estimated probable liabilities and do not believe that the ultimate resolution of such matters will have a material adverse effect on our financial condition, results of operations or liquidity.

MANAGEMENT’S DISCUSSION OF CASH FLOWS

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

Cash Flows from Operations

      The net cash provided by operations for each of the three years presented reflects our net income adjusted for non-cash items. The changes in working capital are discussed in Management’s Discussion of Financial Position.

      Depreciation, depletion and amortization in 2001 increased $25.9 million due to increases from capital expenditures and acquisitions. Depreciation, depletion and amortization in 2000 remained at 1999 levels as increases from capital expenditures and acquisitions were offset by lower depreciation expense in our construction materials business. Gains on sale of assets increased $11.3 million in 2001 due to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and non-strategic ready-mixed concrete businesses in Milwaukee, Wisconsin.

Cash Flows from Investing

      Capital expenditures decreased $98.5 million in 2001 largely because ongoing development projects, such as the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants, were completed in 2000 or early 2001. Capital expenditures are expected to total approximately $350 million to $400 million in 2002. We intend to invest in projects that maintain or improve the performance of our plants as well as in acquisition opportunities that we believe will enhance our competitive position in the U.S. and Canada. In 2002, we expect to spend approximately $43 million on slag production and grinding operations in Chicago, $30 million on the Sugar Creek, Missouri cement plant, $16 million on a deep water import terminal in Louisiana and $8 million on the optimization of our Joppa, Illinois cement plant. Spending on acquisitions decreased $161.4 million from the relatively high level in 2000 due to the merger with the Warren Paving & Materials Group in late December 2000 and the acquisition of the Presque Isle quarry in June 2000. Redemptions of short-term investments, net, decreased $114.9 million from 2000 due to selling short-term investments in the prior year to finance the merger with the Warren Paving & Materials Group. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $66.2 million in 2001 compared to $29.1 million in 2000 due mainly to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and Milwaukee ready-mixed concrete businesses.

      Capital expenditures increased in 2000 from 1999 due largely to ongoing development projects such as the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants and the Sugar Creek, Missouri cement plant expansion. Spending for acquisitions in 2000 increased from 1999 due to the merger with the Warren Paving & Materials Group late in December and the acquisition of the Presque Isle quarry in June 2000. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items, including the disposition late in 1999 of asphalt and paving operations in Maryland, totaled $29.1 million for 2000 and $45.9 million for 1999.

Cash Flows from Financing

      In 2001, net cash consumed by financing was $42.9 million compared to net cash provided from financing of $61.1 million in 2000. This change resulted from a decrease in short-term borrowings, partially offset by a decrease in the repurchase of common stock (see “Common Equity Interests” in the Notes to Consolidated Financial Statements concerning the buyback program of common stock).

      We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and have a syndicated, committed, five-year revolving credit facility with nine participants totaling $300 million. At December 31, 2001 and 2000, no amounts were outstanding under these credit facilities.

      During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of December 31, 2001 and 2000, totaled $116.5 million and $146.0 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

MANAGEMENT’S DISCUSSION OF FINANCIAL POSITION

      The Consolidated Balance Sheets summarize our financial position at December 31, 2001 and 2000.

      We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. As more fully described in the Notes to Consolidated Financial Statements, we primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate changes on anticipated debt issuances. The value reported for Canadian dollar denominated net assets decreased from December 31, 2000 as a result of a decline in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 2001, the U.S. dollar equivalent of a Canadian dollar was $0.63 versus $0.67 at December 31, 2000. Based on 2001 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, our consolidated net assets would change by approximately four percent and net income would change by approximately six percent. Liquidity is not materially impacted, however, since Canadian earnings are considered to be permanently invested in Canada.

      Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes ($15.5 million), increased $2.4 million from December 31, 2000 to December 31, 2001. Accounts receivable, excluding an exchange rate impact of $15.9 million, increased $125.9 million primarily due to increased sales in the fourth quarter, recent acquisitions and a decrease in receivables sold under our securitization program. Inventories decreased $11.7 million, excluding the exchange rate impact of $9.9 million, due to increased levels of sales in the fourth quarter. The increase of $65.4 million in accounts payable and accrued liabilities, excluding the exchange rate impact of $11.9 million, resulted mainly from our growth and an increase in amounts payable under our receivable sales agreement to settle a year-end decrease in securitized receivables. Income taxes payable increased $25.1 million, excluding the exchange rate impact of $0.7 million, due to increased levels of fourth quarter income and the timing of installment payments.

      Net property, plant and equipment increased $117.9 million during 2001, excluding the exchange rate impact of $45.2 million, primarily due to acquisitions and the expansion of the Sugar Creek, Missouri cement plant and the construction of slag production and grinding operations in Chicago. Capital expenditures and acquisitions of fixed assets totaled $413.8 million in 2001. Goodwill relates primarily to the Redland, Warren and Presque Isle transactions. Our capitalization is summarized in the following table:

	December 31

	2001	2000

Long-term debt	20.6%	21.7%

Other long-term liabilities and minority interests	18.5%	18.4%

Shareholders’ equity	60.9%	59.9%

Total capitalization	100.0%	100.0%

      The increase in shareholders’ equity as a percentage of total capitalization is discussed in Management’s Discussion of Shareholders’ Equity.

MANAGEMENT’S DISCUSSION OF SHAREHOLDERS’ EQUITY

      The Consolidated Statements of Shareholders’ Equity summarize the activity in each component of shareholders’ equity for the three years presented. In 2001, shareholders’ equity increased by $104.9 million, mainly from net income of $234.1 million and the exercise of stock options for $16.3 million. These were partially offset by dividend payments, net of reinvestments, of $39.8 million, a change in the foreign currency translation adjustment of $65.7 million (resulting from a six percent decrease in the value of the Canadian dollar relative to the U.S. dollar), share repurchases of $29.0 million and the recognition of a $13.2 million minimum pension liability, net of income taxes.

      In 2000, shareholders’ equity increased by $169.3 million, mainly from net income of $257.4 million and the issuance of a common stock warrant for $14.4 million. These were partially offset by dividend payments, net of reinvestments, of $18.7 million, a change in the foreign currency translation adjustment of $37.1 million (resulting from a four percent decrease in the value of the Canadian dollar relative to the U.S. dollar) and share repurchases of $49.9 million.

      Common equity interests include our $1.00 par value per share Common Stock and the Lafarge Canada Inc. Exchangeable Preference Shares, which are exchangeable into our Common Stock and have comparable voting, dividend and liquidation rights. Our Common Stock is traded on the New York and Toronto Stock Exchanges under the ticker symbol “LAF” and the Exchangeable Preference shares on the Toronto Stock Exchange under the ticker symbol “LCI.PR.E.”

      The following table reflects the range of high and low closing prices of Common Stock by quarter for 2001 and 2000 as quoted on the New York Stock Exchange:

	Quarters Ended

	Mar 31	Jun 30	Sep 30	Dec 31

2001 Stock Prices

High	$32.90	$34.87	$37.75	$39.00

Low	22.69	29.00	31.98	33.74
2000 Stock Prices

High	$27.75	$31.81	$26.13	$23.63

Low	19.25	21.00	20.75	16.75

      Dividends are summarized in the following table (in thousands, except per share amounts):

	Years Ended December 31

	2001	2000	1999

Common equity dividends	$43,290	$43,986	$43,696

Less dividend reinvestments	(3,527)	(25,324)	(19,474)

Net cash dividend payments	39,763	$18,662	$24,222

Common equity dividends per share	$0.60	$0.60	$0.60

      There have been no changes in the dividend rate since October 1998.

MANAGEMENT’S DISCUSSION OF SELECTED CONSOLIDATED FINANCIAL DATA

      The Selected Consolidated Financial Data highlights certain significant trends in our financial condition and results of operations.

      Net sales in 1998 increased by 36 percent primarily due to the addition of the Redland operations as well as increased shipments and prices. In 1999, net sales increased by eight percent primarily due to favorable economic conditions supporting demand in most segments and increased average selling prices. In 2000, net sales increased by two percent due to acquisitions throughout our operations and improving economic conditions. In 2001, net sales increased by 19 percent mainly due to recent acquisitions, increased volumes from our heritage operations as well as increased average selling prices for ready-mixed concrete and aggregate and Canadian cement. These were partially offset by reduced average selling prices for cement in the U.S. and gypsum drywall. See Management’s Discussion of Income for additional details.

      Inflation rates in recent years have not been a significant factor in our net sales or earnings growth. We continually attempt to offset the effect of inflation by improving operating efficiencies, especially in the areas of selling and administrative expenses, productivity and energy costs. We compete with other suppliers of our products in all of our markets. The ability to recover increasing costs by obtaining higher prices for our products varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

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

      Capital expenditures and acquisitions, excluding the Redland assets that were acquired for $690 million in 1998 but were accounted for similar to a pooling of interests, totaled $1,917.9 million over the past five years, which included: the construction of new drywall plants in Kentucky and Florida; acquisition of a cement plant and related limestone quarry; cement plant projects to increase production capacity and reduce costs including the new Richmond, British Columbia cement plant and the Sugar Creek, Missouri cement plant; the installation of receiving and handling facilities for substitute fuels and raw materials; the building and purchasing of additional distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the expansion of our cement-related products operations; the expansion of asphalt, paving and aggregate operations through the merger with the Warren Paving & Materials Group; the acquisition of ready-mixed concrete plants and aggregate operations, including our acquisition of the Presque Isle quarry, Rocky Mountain Materials, Pine Hill Materials Corp., American Readi-Mix Concrete Corporation and several other small tuck-in acquisitions; and the renewal of the construction materials mobile equipment fleet.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to commodity price, interest rate and foreign currency risks. We have defined strict policies and procedures to measure, manage and monitor our market risk exposures. Our policies do not permit any speculative market position. We have instituted management rules based on a segregation of operations, financial and administrative control, and risk measurement.

      We use financial instruments only to hedge existing or anticipated financial and commercial exposures. We undertake this hedging in the over-the-counter market with a limited number of highly rated counterparts. Our positions in derivative financial instruments are monitored using various techniques, including the fair value approach.

  Commodity Price Risk

      We are subject to commodity risk with respect to price changes principally in the coal, coke, natural gas, electricity and diesel fuel. We attempt to limit our exposure to changes in commodity prices by entering into long-term contracts and increasing our use of alternative fuels. We occasionally use commodity-based derivatives to manage our exposure to commodity price fluctuations. We execute these commodity-based derivatives for the purpose of hedging the economic exposure to commodity price changes, not for trading or speculative purposes.

      By using derivative financial instruments to hedge exposures to changes in commodity prices, we expose ourself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions only with high-quality counterparties.

      Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. This market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As such, a 10 percent change in the commodity prices for hedged items would cause a change on the December 31, 2001 consolidated net assets and the 2001 consolidated net income by less than $1 million, net of any other impact.

  Foreign Currency Risk

      Translation Risks — The assets, liabilities, income and expenses of our Canadian operating entities are denominated in a foreign currency. Our financial statements are presented in U.S. dollars. Thus, assets, liabilities, income and expenses denominated in currencies other than the U.S. dollars must be translated into U.S. dollars at the applicable exchange rate to be included in our financial statements.

      If the U.S. dollar increases in value against the Canadian dollar, the value in U.S. dollars of assets, liabilities, income and expenses originally recorded in the Canadian dollar will decrease. Conversely, if the U.S. dollar decreases in value against the Canadian dollar, the value in U.S. dollars of assets, liabilities, income and expenses originally recorded in Canadian dollars will increase. Thus, increases and decreases in the value of the U.S. dollar has a direct impact on the value in U.S. dollars of our Canadian dollar-denominated assets, liabilities, income and expenses, even if the value of these items has not changed in their original currency.

      At December 31, 2001 and for the year then ended, approximately 44 percent of our consolidated net assets and 61 percent of consolidated net income was attributable to subsidiaries that prepare their financial statements in Canadian dollars. As such, a 10 percent change in the U.S. dollar/ Canadian dollar exchange rate would cause a change on consolidated net assets and consolidated net income by approximately $87 million and $14 million, net of any other impact, respectively.

      Transaction Risks — We are subject to limited foreign currency exchange risks as a consequence of commercial exposures as a result of purchase and sale transactions in currencies other than our operating currencies. Our exposure to changes in foreign currency exchange risks related to transactions is insignificant.

  Interest Rate Risk

      We are exposed to interest rate risk exposure through our debt. In the past we have entered into interest rate forward agreements to reduce our exposure to market risks from changing interest rates related to anticipated debt issuances. These contracts were terminated in 1998 when the hedged forecasted debt was issued, and any resulting hedging gains and losses from these contracts are reported as a component of the carrying amount of the hedged debt and are being recognized as a yield adjustment over the remaining debt terms. At December 31, 2001, we had no derivative instruments related to interest rates.

      We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

      Our interest rate exposure can be subdivided into the following risks:

      Price risk for fixed-rate financial assets and liabilities — By contracting a fixed-rate liability, for example, we are exposed to an opportunity cost in the event of a fall in interest rates. Changes in interest rates impact the market value of fixed-rate assets and liabilities, leaving the associated financial income or expense unchanged.

      At December 31, 2001, 72 percent of our consolidated indebtedness was at fixed rates. For a further discussion of our financial policy and interest rate exposure, see the “Debt” note of the Notes to Consolidated Financial Statements reported in Item 8 of Part II of the Annual Report, which is incorporated herein by reference.

      Cash-flow risk for floating rate assets and liabilities — Changes in interest rates have little impact on the market value of floating-rate assets and liabilities, but directly influence our future income or expense flows.

      We use variable-rate debt to finance our operations. At December 31, 2001, approximately 28 percent of our consolidated indebtedness was at variable rates, which expose us to variability in interest payments due to changes in interest rates. As such, a one percent change in the average interest rate would cause a change on 2001 consolidated net income of approximately $2 million, net of any other impact.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Financial Report:

Report of Independent Public Accountants, Arthur Andersen LLP	52

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000	53

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	54

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	55

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999	56

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	57

Notes to Consolidated Financial Statements	58

Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999	85

All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge North America Inc.:

      We have audited the accompanying consolidated balance sheets of Lafarge North America Inc.(formerly Lafarge Corporation) (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lafarge North America Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II in this Item 8 of Part II of the Annual Report is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia
January 22, 2002

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31

	2001	2000

Assets

Cash and cash equivalents	$202,446	$214,089

Short-term investments	23,264	—

Receivables, net	495,956	385,912

Inventories	350,860	372,423

Deferred tax assets	54,224	45,014

Other current assets	57,258	59,147

Total current assets	1,184,008	1,076,585

Property, plant and equipment, net	2,195,114	2,122,390

Goodwill, net	474,401	438,345

Other assets	264,078	265,264

Total Assets	$4,117,601	$3,902,584

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$555,496	$502,030

Income taxes payable	72,640	48,199

Short-term borrowings and current portion of long-term debt	210,447	190,250

Total current liabilities	838,583	740,479

Long-term debt	674,616	687,448

Minority interests	109,604	117,010

Other long-term liabilities	497,737	465,478

Total Liabilities	2,120,540	2,010,415

Shareholders’ Equity:

Common stock ($1.00 par value; authorized 150.0 million shares; issued 67.9 and 67.5 million shares, respectively)	67,890	67,492

Exchangeable shares (no par or stated value; authorized 24.3 million shares; issued 4.2 and 4.5 million shares, respectively)	32,375	34,402

Additional paid-in capital	684,700	690,072

Retained earnings	1,427,917	1,237,117

Accumulated other comprehensive loss	(215,821)	(136,914)

Total Shareholders’ Equity	1,997,061	1,892,169

Total Liabilities and Shareholders’ Equity	$4,117,601	$3,902,584

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except amounts per common equity share)

	Years Ended December 31

	2001	2000	1999

Net Sales	$3,323,020	$2,787,629	$2,721,637

Costs and expenses:

Cost of goods sold	2,606,681	2,099,332	1,996,321

Selling and administrative	296,091	269,368	235,027

Amortization of goodwill	20,641	17,213	17,164

Other income, net	(1,448)	(29,036)	(8,492)

Minority interests	7,007	—	—

Interest expense	54,507	50,620	62,736

Interest income	(6,615)	(23,697)	(17,905)

Total costs and expenses	2,976,864	2,383,800	2,284,851

Earnings before income taxes	346,156	403,829	436,786

Income taxes	112,066	146,462	161,412

Net Income	$234,090	$257,367	$275,374

Net Income Per Share-Basic	$3.25	$3.51	$3.79

Net Income Per Share-Diluted	$3.21	$3.51	$3.77

Dividends Per Share	$0.60	$0.60	$0.60

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Years Ended December 31

	2001		2000		1999

	Amount	Shares	Amount	Shares	Amount	Shares

Common Stock

Balance at January 1	$67,492	67,492	$68,686	68,686	$67,370	67,370

Share repurchases	(905)	(905)	(2,469)	(2,469)	—	—

Issuance of shares for:

Dividend reinvestment plans	99	99	1,173	1,173	677	677

Employee stock purchase plan	66	66	61	61	47	47

Conversion of exchangeable shares	337	337	13	13	502	502

Exercise of stock options	801	801	28	28	90	90

Balance at December 31	$67,890	67,890	$67,492	67,492	$68,686	68,686

Exchangeable Shares

Balance at January 1	$34,402	4,523	$32,957	4,472	$35,814	4,936

Issuance of shares for:

Dividend reinvestment plan	333	10	699	31	505	17

Employee stock purchase plan	—	—	837	33	147	21

Conversion of exchangeable shares	(2,360)	(337)	(91)	(13)	(3,509)	(502)

Balance at December 31	$32,375	4,196	$34,402	4,523	$32,957	4,472

Additional Paid-In Capital

Balance at January 1	$690,072		$697,324		$672,555

Share repurchases	(28,065)		(47,407)		—

Issuance of shares for:

Dividend reinvestment plans	3,095		23,452		18,292

Employee stock purchase plan	2,083		1,493		2,055

Conversion of exchangeable shares	2,023		78		3,007

Exercise of stock options	15,492		696		1,415

Issuance of common stock warrant	—		14,436		—

Balance at December 31	$684,700		$690,072		$697,324

Retained Earnings

Balance at January 1	$1,237,117		$1,023,736		$792,058

Net income	234,090		257,367		275,374

Dividends — common equity interests	(43,290)		(43,986)		(43,696)

Balance at December 31	$1,427,917		$1,237,117		$1,023,736

Accumulated Other Comprehensive Loss

Balance at January 1	$(136,914)		$(99,819)		$(152,623)

Foreign currency translation adjustments	(65,694)		(37,095)		52,804

Minimum pension liability adjustment, net of income taxes	(13,213)		—		—

Balance at December 31	$(215,821)		$(136,914)		$(99,819)

Total Shareholders’ Equity	$1,997,061		$1,892,169		$1,722,884

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31

	2001	2000	1999

Net Income	$234,090	$257,367	$275,374

Foreign currency translation adjustments	(65,694)	(37,095)	52,804

Minimum pension liability adjustment, net of income taxes	(13,213)	—	—

Comprehensive Income	$155,183	$220,272	$328,178

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31

	2001	2000	1999

Cash Flows from Operations

Net income	$234,090	$257,367	$275,374
Adjustments to reconcile net income to net cash provided by operations

Depreciation, depletion and amortization	194,160	168,294	168,272

Provision for bad debts	6,106	2,451	2,490

Deferred income taxes	30	12,156	10,457

Gain on sale of assets	(24,051)	(12,769)	(10,750)

Other noncash charges and credits, net	(11,211)	(16,723)	6,507

Net change in operating working capital (see Analysis below)*	23,941	76,810	(53,832)

Net Cash Provided by Operations	423,065	487,586	398,518

Cash Flows from Investing

Capital expenditures	(333,170)	(431,698)	(315,724)

Acquisitions, net of cash acquired	(80,615)	(242,036)	(58,268)

Redemptions (purchases) of short-term investments, net	(23,264)	91,626	(74,556)

Proceeds from property, plant and equipment dispositions	66,163	29,083	45,939

Other	(12,350)	(10,990)	12,603

Net Cash Used for Investing	(383,236)	(564,015)	(390,006)

Cash Flows from Financing

Repayment of long-term debt	(16,340)	(30,317)	(31,370)

Issuance (repayment) of short-term borrowings, net	23,698	156,804	(9,491)

Issuance of equity securities	18,442	3,115	3,944

Repurchase of common stock	(28,970)	(49,876)	—

Dividends, net of reinvestments	(39,763)	(18,662)	(24,222)

Net Cash Provided (Consumed) by Financing	(42,933)	61,064	(61,139)

Effect of exchange rate changes	(8,539)	(8,358)	19,301

Net Decrease in Cash and Cash Equivalents	11,643	(23,723)	(33,326)

Cash and Cash Equivalents at January 1	214,089	237,812	271,138

Cash and Cash Equivalents at December 31	$202,446	$214,089	$237,812

*Analysis of Changes in Operating Working Capital Items

Receivables, net	$(144,370)	$148,562	$(85,211)

Inventories	9,524	(48,077)	(33,842)

Other current assets	9,567	746	(24,554)

Accounts payable and accrued liabilities	74,917	(7,932)	46,490

Income taxes payable	74,303	(16,489)	43,285

Net Change in Operating Working Capital	$23,941	$76,810	$(53,832)

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Lafarge North America Inc., together with its subsidiaries (“Lafarge” or the “company”), is North America’s largest diversified supplier of aggregate, concrete and concrete products, cement and cement-related products, gypsum drywall, and other construction materials used for residential, commercial, institutional and public works construction. The company’s business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding the company’s operating segments and products, see the “Segment and Related Information” note herein.

      Lafarge operates in the U.S. and throughout Canada, where it operates through a major operating subsidiary, Lafarge Canada Inc. (“LCI”). The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge’s wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with fuel quality waste. Lafarge S.A., a French corporation, and certain of its affiliates (“Lafarge S.A.”) own a majority of the voting securities of Lafarge, including the company’s outstanding common stock, par value $1.00 per share (the “Common Stock”), and LCI’s exchangeable preference shares (the “Exchangeable Shares”).

      Effective July 11, 2001, the company entered into an agreement with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date (the “Blue Circle Asset Management Agreement”). The Blue Circle Asset Management Agreement grants the company management authority for most of Blue Circle’s U.S. business and provides for a fixed annual management fee plus incentives for improving operating results. The management contract expires on December 31, 2002 and is renewable for one-year periods thereafter. The assets that the company manages, which remain the property of Lafarge S.A. and which financial results there from are not consolidated as part of Lafarge North America Inc., include five full-production cement plants; a slag grinding facility; 11 cement terminals; 13 pits and quarries for producing aggregate (crushed stone, sand and gravel); 61 ready-mixed concrete plants and several concrete block operations. A majority of the operations are situated in the U.S. southeast. Further, in conjunction with the Blue Circle Asset Management Agreement, Lafarge S.A. granted the company an option to purchase the assets being managed, anytime between July 1, 2002 and December 31, 2004, at a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise.

      On September 1, 2001, the company changed its name from Lafarge Corporation to Lafarge North America Inc.

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

  Principles of Consolidation

      The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which the company has less than a majority ownership are accounted for by the equity method and included in “other assets” in the Consolidated Balance Sheets. Certain reclassifications have been made to prior years to conform to the 2001 presentation.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Foreign Currency Translation

      The company uses the U.S. dollar as its functional currency for operations in the U.S. and the Canadian dollar for LCI. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for this subsidiary are translated using the average exchange rate during the year. Foreign currency translation adjustments of $202,608 and $136,914 at December 31, 2001 and 2000, respectively, are included in “accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity.

  Cash and Cash Equivalents

      The company considers liquid investments purchased with an original maturity of three months or less to be cash equivalents. Because of the short maturity, their carrying amounts approximate fair value.

  Short-Term Investments

      Short-term investments consist primarily of commercial paper with original maturities beyond three months and fewer than 12 months. Such short-term investments are carried at cost, which approximates fair value due to the short period of time to maturity.

  Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.” In June 1999, FASB issued SFAS No. 137, “Accounting Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of SFAS No. 133. In June 2000, FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133, SFAS No. 137 and SFAS No. 138 (collectively referred to as “SFAS No. 133”) require that all derivative instruments be recorded on the balance sheet at their respective fair values. The company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the company’s consolidated results of operations or financial condition.

      To the extent possible, the company will elect to apply the normal purchases or sales exception in accordance with SFAS No. 133. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the company over a reasonable period in the normal course of business. Often this exception will apply to purchases of commodities used in the company’s production process that would otherwise be considered derivative instruments. When applied, this exception allows the company to not recognize these derivatives on the balance sheet at their fair value.

      When the normal purchases or sales exception is not applied, the derivatives are recognized on the balance sheet at their fair value. The company may execute derivatives for purposes of hedging various commodity price and financial exposures. For those derivatives that qualify for hedge accounting, on the date the derivative contract is entered into the company designates the derivative and documents the hedge relationship as either a fair value or cash flow hedge in accordance with the requirements of SFAS No. 133. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The company also formally assesses, both at the hedge relationship’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively. The company will only apply hedge accounting to those relationships that have been properly designated and documented and are anticipated to be highly effective.

      Classification of a change in a derivative’s fair value is determined by whether the derivative is designated in a qualifying hedge relationship. For a derivative in a qualifying cash flow hedge, the effective portion of the derivative’s fair value change is reported as a component of “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. For a derivative in a qualifying fair value hedge, effective changes in the fair value are reported in the Consolidated Statements of Income, along with changes in the value of the hedged item for the risk being hedged. In both fair value and cash flow hedge relationships, any hedge ineffectiveness is reported as a component of “other income, net” in the current period’s Consolidated Statement of Income.

  Concentration of Credit Risk

      Financial instruments that potentially subject the company to concentrations of credit risk are primarily cash equivalents, short-term investments and receivables. The company places its cash equivalents and short-term investments in investment grade, short-term debt instruments. The company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowances for non-collection of receivables are based upon analysis of economic trends in the construction industry and the expected collectibility of overall receivables.

  Inventories

      Inventories are valued at the lower of cost or market. The majority of the company’s U.S. cement inventories, other than maintenance and operating supplies, are stated at last-in, first-out (“LIFO”) cost and all other inventories are valued at average cost.

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

  Goodwill

      Goodwill is amortized using the straight-line method over periods not exceeding 40 years. The company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating impairment, the company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The company believes that no impairment exists at December 31, 2001. The amortization recorded for 2001, 2000 and 1999 was $20.6 million, $17.2 million and $17.2 million, respectively. Accumulated amortization at December 31, 2001 and 2000 was $120.3 million and $101.0 million, respectively.

      In June 2001, FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 were applied immediately to the $1.3 million of goodwill and intangible assets that were recognized in acquisitions initiated after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company is required to adopt SFAS No. 142 effective January 1, 2002. As of December 31, 2001, the company had goodwill, net of amortization, of $474.4 million that will be subject to the provisions of SFAS No. 142. The results of operations for the 12 months ended December 31, 2001 included $20.6 million of goodwill amortization expense that under SFAS No. 142 would not have been required. Management is currently reviewing the provisions of these new pronouncements and their impact on the company’s consolidated financial statements.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reflected at the lower of their carrying amount or fair value less cost to sell.

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

  Revenue Recognition

      Revenue from the sale of cement, cement-related products, concrete, concrete products, aggregate and gypsum drywall is recorded when the products are shipped. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the percentage-of-completion method. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “net sales,” and costs incurred for shipping and handling are classified as “cost of goods sold” in the Consolidated Statements of Income.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Research and Development

      The company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.2 million, $7.2 million and $7.5 million for 2001, 2000 and 1999, respectively.

  Other Income, Net

      Other income, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for 2001, 2000 and 1999, respectively) include gains on sale of fixed assets ($8.0 million, $9.5 million and $6.2 million), gains on divestitures of businesses ($23.2 million, $6.3 million and $4.6 million), loss on the sale of receivables under our securitization program ($7.1 million, $3.0 million and zero), losses on natural gas commodity contracts ($8.1 million, zero and zero), losses or gains for other postretirement benefit expense for retirees and pension costs ($6.9 million loss, $4.1 million gain and $19.7 million loss), equity income ($2.8 million, $6.9 million and $6.6 million), expenses for restructuring ($7.1 million, zero and zero), foreign exchange transaction gains or losses ($0.3 million loss, $2.5 million gain and $0.8 million loss), Blue Circle management fees ($5.6 million, zero and zero), settlement from an insurance claim (zero, zero and $3.8 million) and other miscellaneous gains or losses ($8.7 million net loss, $2.7 million net gain and $7.8 million net gain).

  Interest

      The company capitalizes interest costs incurred during the construction of new facilities as an element of construction in progress and amortizes such costs over the assets’ estimated useful lives. Interest of $11.1 million, $11.7 million and $4.7 million was capitalized in 2001, 2000 and 1999, respectively.

  Income Taxes

      Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Restructuring

      In the second half of 2001, the company adopted a long-term strategic plan to reorganize its cement operations into five geographic regions. The new organization, which was designed primarily to better serve our customers, was implemented effective January 1, 2002. The company recorded in “other income, net” in the Consolidated Statements of Income $7.1 million in costs related to this restructuring, of which $3.4 million were accrued as of December 31, 2001.

  Net Income Per Common Equity Share

      The calculation of basic net income per common equity share is based on the weighted average number of shares of Common Stock and Exchangeable Shares outstanding in each period. The basic weighted average number of shares was (in thousands) 72,043, 73,254 and 72,637 in 2001, 2000 and 1999, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average number of shares and share equivalents outstanding, assuming dilution from the exercise of stock options and stock warrant using the treasury stock method, was (in thousands) 72,910, 73,379 and 73,022 in 2001, 2000 and 1999, respectively.

  Accounting for Stock-Based Compensation

      The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

      In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the company discloses the compensation cost based on the estimated fair value of the options at the grant dates.

  Accounting Pronouncements Not Yet Effective

      In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company will be required to implement SFAS No. 143 on January 1, 2003 and is currently reviewing the provisions of the pronouncement and its impact on the consolidated financial statements.

      In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superceding SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The company will adopt this statement on January 1, 2002 and does not expect any impact to its financial position.

  Acquisitions, Dispositions and Significant Capital Developments

      In July 2001, the company purchased for $14.3 million certain of Blue Circle Industries PLC’s North American assets from Lafarge S.A. that are not part of the Blue Circle Asset Management Agreement. Those businesses include sand and gravel operations in Ontario and near Buffalo, New York, two Ontario ready-mixed concrete plants and a cold patch asphalt business with operations in Canada and the U.S. Additionally, the company completed other acquisitions in 2001 totaling $66.3 million in cash. These acquisitions included the February 2001 purchase of substantially all of the assets of Pine Hill Materials Corp. and American Readi-Mix Concrete Corporation, New York-based construction materials companies, and in June 2001, Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado.

      In December 2001, the company sold its joint venture interest in Centennial Concrete Pipe & Products for approximately $31 million and sold non-strategic ready-mixed concrete businesses in Wisconsin for approximately $19 million.

      In late December 2000, the company completed its merger of Kilmer Van Nostrand Co. Limited’s (KVN) wholly-owned subsidiary, the Warren Paving & Materials Group Limited (“Warren”), with the company’s construction materials operations in Canada. Warren is a supplier of construction aggregate and provides asphalt and paving services in five Canadian provinces. The transaction, in which a subsidiary of LCI acquired all of the outstanding shares of Warren for cash, preferred stock and a note, was valued at $259.9 million. The acquisition was recorded under the purchase method of accounting and, therefore, the purchase

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The excess of purchase price over the fair value of the net assets is being amortized on a straight-line basis over 40 years.

      The estimated fair value of assets acquired and liabilities assumed relating to the Warren merger is summarized below (in thousands):

Working capital	$50,015

Property, plant and equipment	158,477

Other assets	1,270

Goodwill	92,220

Long-term liabilities	(42,127)

Total	$259,855

      The following unaudited pro forma financial information for the company gives effect to the Warren merger as if the transaction had been completed as of the beginning of Lafarge’s fiscal years 2000 and 1999. These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as depreciation and depletion on the revalued property, plant and equipment and amortization of goodwill and do not reflect any benefits which might be attained from combining the operations. The pro forma results of operations do not necessarily reflect the actual results that would have occurred, nor is such information necessarily indicative of future results of operations (in thousands, except per share amounts):

	Years Ended December 31

	2000	1999

Pro forma (unaudited):

Net sales	$3,192,194	$3,062,323

Net income	$259,776	$269,176

Net income per share — basic	$3.55	$3.71

Net income per share — diluted	$3.54	$3.69

      In addition to Warren, the company completed other acquisitions in 2000 totaling $110 million, including the Presque Isle Corporation, a Michigan-based quarry operation, in June 2000. During the first half of 2000, the company also formed a joint venture with Rock-Tenn Company to produce gypsum drywall paperboard liner and in March 2000 entered into an agreement with Ispat Inland Inc. to manage up to one million tons per year of blast furnace slag. Additionally, in June 2000, the company completed the construction of a $90 million state-of-the-art gypsum drywall plant in northern Kentucky, just outside of Cincinnati.

      In 1999, the company completed acquisitions totaling $58 million, including the acquisitions of a gypsum drywall plant located in Newfoundland, Canada in January 1999, and Corn Construction Co., an aggregate and asphalt paving business in New Mexico and southern Colorado, in March 1999. In September 1999, the company announced that it would build a new $85 million gypsum drywall manufacturing facility in northern Florida, which became operational in January 2001. In late 1999, the company sold under-performing and non-strategic asphalt and paving operations in Maryland for approximately $25 million.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

      Receivables consist of the following (in thousands):

	December 31

	2001	2000

Trade and notes receivable	$407,497	$316,019

Subordinated interest in receivables	87,004	36,635

Retainage on long-term contracts	18,947	21,397

Other receivables	16,233	39,290

Allowances	(33,725)	(27,429)

Total receivables, net	$495,956	$385,912

      During 2000, the company entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, the company agreed to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The company services, administers and collects the receivables sold.

      On April 1, 2001, the company adopted the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral. The adoption of this standard did not have an impact on the company’s results of operations or financial condition. According to SFAS No. 140, the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Consolidated Balance Sheets. The company has received proceeds from the sale of trade receivables totaling $1,990.9 million and $713.8 million for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the company administered $116.5 million and $146.0 million, respectively, of receivables outstanding that were sold under this arrangement. In 2001 and 2000, the related fees and discounting expense of $7.1 million and $3.0 million, respectively, have been recorded as “other income, net” in the accompanying Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $87.0 million and $36.6 million at December 31, 2001 and 2000, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories consist of the following (in thousands):

	December 31

	2001	2000

Finished products	$199,156	$205,328

Work in process	23,187	31,499

Raw materials and fuel	60,214	69,745

Maintenance and operating supplies	68,303	65,851

Total inventories	$350,860	$372,423

      Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $73.2 million and $83.6 million at December 31, 2001 and 2000, respectively. If these inventories were valued using the average cost method, such inventories would have decreased by $4.8 million and $6.6 million, respectively.

Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

	December 31

	2001	2000

Land and mineral deposits	$525,742	$550,921

Buildings, machinery and equipment	2,780,576	2,668,372

Construction in progress	378,303	303,342

Property, plant and equipment, at cost	3,684,621	3,522,635

Accumulated depreciation and depletion	(1,489,507)	(1,400,245)

Total property, plant and equipment, net	$2,195,114	$2,122,390

Other Assets

      Other assets consist of the following (in thousands):

	December 31

	2001	2000

Long-term receivables	$22,699	$24,343

Investments in unconsolidated companies	31,210	38,431

Prepaid pension asset	138,185	136,429

Intangible assets	19,197	19,744

Property held for sale	12,619	14,476

Other	40,168	31,841

Total other assets	$264,078	$265,264

      Property held for sale is carried at the lower of cost or estimated net realizable value.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31

	2001	2000

Trade accounts payable	$232,300	$201,917

Accrued payroll expense	77,391	74,392

Bank overdrafts	—	26,172

Payable to bank under receivable sales agreement	68,689	21,712

Other accrued liabilities	177,116	177,837

Total accounts payable and accrued liabilities	$555,496	$502,030

Debt

      Debt consists of the following (in thousands):

	December 31

	2001	2000

Senior notes in the amounts of $250,000, $200,000 and $200,000, maturing in 2005, 2008 and 2013, respectively, bearing interest at fixed rates of 6.4 percent, 6.5 percent and 6.9 percent, respectively, stated net of deferred losses on forward treasury lock and original issue discount. The weighted average effective interest rate is 6.5 percent	$637,483	$635,422

Medium-term notes maturing in various amounts between 2002 and 2006, bearing interest at fixed rates that range from 9.3 percent to 9.8 percent	12,000	41,841

Tax-exempt bonds maturing in various amounts between 2002 and 2026, bearing interest at floating rates that range from 1.4 percent to 3.8 percent	26,383	26,917

Short-term borrowings, including commercial paper	180,502	156,804

Other	28,695	16,714

Subtotal	885,063	877,698

Less short-term borrowings and current portion of long-term debt, net of deferred losses on forward treasury lock and original issue discount of $2,060	(210,447)	(190,250)

Total long-term debt	$674,616	$687,448

      The fair value of debt at December 31, 2001 and 2000, respectively, was approximately $839.0 million and $835.3 million compared with $885.1 million and $877.7 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the company for debt of the same maturity.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2006 are as follows (in thousands):

2002	$212,507

2003	4,380

2004	1,860

2005	251,122

2006	22,777

Thereafter	404,934

Less deferred losses on forward treasury lock and original issue discount	(12,517)

Total	$885,063

      In March 2001, the company entered into commercial paper agreements, under which the company may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At December 31, 2001, the company had $157.7 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 2.74 percent and maturity dates ranging from 4 to 31 days. The agreements, which expire in April 2002, require the maintenance of certain financial ratios, among other restrictions. Other short-term borrowings outstanding at December 31, 2001 of $22.8 million were made under various credit facilities that bear interest at variable rates (2.25 percent as of December 31, 2001) based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

      The company has a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At the end of 2001, no amounts were outstanding. The company is required to pay annual commitment fees of 0.11 percent of the total amount of the facilities.

      The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At December 31, 2001, the company was in compliance with these requirements.

Minority Interests

      Minority interests primarily consist of 166.4 million shares of no par preferred stock (the “Preferred Shares”) issued by a subsidiary of the company on December 29, 2000, in conjunction with the Warren merger. No gain or loss was recognized as a result of the issuance of these securities, and the company owned substantially all of the voting equity of the subsidiary both before and after the transaction. The holder of the Preferred Shares is entitled to receive cumulative, preferential cash dividends at the annual rate of 6.0 percent of the issue price (Canadian $166.4 million, or approximately U.S. $105 million) from 2001 to 2003, 5.5 percent of the issue price from 2004 to 2005 and 5.0 percent of the issue price thereafter. In addition, the holder may receive additional dividends based on its share of the total after-tax proceeds received by Warren from the sale of certain assets during each quarter. During 2001, the company paid $0.6 million in additional dividends, which are included in “minority interests” in the accompanying Consolidated Statements of Income.

      The Preferred Shares are redeemable at the original issue price, in whole or in part, on or after December 29, 2005 at the option of the holder thereof. Further, at any time following December 29, 2015, the company may redeem all or a portion of the then outstanding Preferred Shares at an amount equal to the issuance price.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Preferred Shares are entitled to a preference over the Common Stock and Exchangeable Shares with respect to the payment of dividends and to the distribution of assets in the event of the issuing subsidiary’s liquidation or dissolution.

Other Long-Term Liabilities

      Other long-term liabilities consist of the following (in thousands):

	December 31

	2001	2000

Deferred income taxes	$206,940	$206,067

Accrued postretirement benefit cost	175,408	174,165

Accrued pension liability	49,708	33,084

Other	65,681	52,162

Total other long-term liabilities	$497,737	$465,478

Derivative Instruments and Hedging Activities

      The company maintains a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated fluctuations caused by commodity-price volatility. The manufacturing of certain of the company’s products requires significant consumption of fuel. Price fluctuations in natural gas cause market values to differ from the value of the fixed price in the forward agreements.

      The company uses commodity-based derivatives to manage its exposure to commodity price fluctuations. The company executes these commodity-based derivatives for the purpose of hedging the economic exposure to commodity price changes, not for trading or speculative purposes.

      The company periodically enters into natural gas forward purchase agreements for a portion of its anticipated gas purchases to hedge the price risk associated with fluctuations in market prices. The forward agreements eliminate the exposure to the unfavorable impact price increases will have on natural gas purchases. As of December 31, 2001, the company had executed an outstanding forward, fixed-price supply contracts that are considered derivative instruments under SFAS No. 133. When applying the provisions of SFAS No. 133 to these contracts, the company did not apply hedge accounting and an $8.1 million loss on these contracts is reflected in “other income, net” in the accompanying Consolidated Statement of Income in 2001. As guidance related to the application of SFAS No. 133 continues to be finalized, the company plans to reassess the prospective hedge accounting policy for applying SFAS No. 133 to these contracts.

      Prior to the adoption of SFAS No. 133, the company entered into interest rate forward agreements to reduce its exposure to market risks from changing interest rates related to anticipated debt issuances. These contracts were terminated prior to adoption of SFAS No. 133 when the hedged forecasted debt was issued, and any resulting hedging gains and losses from these contracts are reported as a component of the carrying amount of the hedged debt and are being recognized as a yield adjustment over the remaining debt terms.

Common Equity Interests

      Holders of Exchangeable Shares have voting, dividend and liquidation rights that parallel those of holders of Common Stock. The Exchangeable Shares may be converted to Common Stock on a one-for-one basis. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the Common Stock. The company has agreed not to pay dividends on the Common Stock without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

      At December 31, 2001, the company had reserved for issuance approximately 8.6 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the company’s stock option program (5.3 million) and issuances pursuant to the employee stock purchase plan (1.4 million).

      In July 2000, the company announced a buyback program of Common Stock over the following 18 months. The plan allowed the company, at management’s discretion, to buy back up to $100 million of the Common Stock from time to time on the market or through privately negotiated transactions. For the years ended December 31, 2001 and 2000, the company bought back approximately 0.9 million and 2.5 million shares of Common Stock at an average cost of $31.83 and $20.20 per share, respectively.

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

Stock Option and Purchase Plans

      The company maintains a fixed stock option plan and an employee stock purchase plan. Under the fixed stock option plan, directors and key employees of the company may be granted stock options that entitle the holder to receive shares of Common Stock based on the market price of the securities at the date of grant. Director’s options are exercisable based on the length of a director’s service on the Board of Directors and become fully exercisable when a director has served on the Board for over four years. Employee options vest ratably over a four-year period. The options expire 10 years after the date of grant. There were approximately 4.0 million and 3.8 million outstanding options at December 31, 2001 and 2000, respectively.

      The employee stock purchase plan allows substantially all employees to purchase Common Stock, through payroll deductions, at 90 percent of the lower of the beginning or end of the plan year market prices. During 2001, 65,555 shares were issued under the plan at a share price of $22.95; in 2000, 93,500 shares were issued at a price of $22.95; and in 1999, 67,800 shares were issued at a price of $30.09. At December 31, 2001 and 2000, $1.4 million and $1.2 million, respectively, were subscribed for future share purchases.

      The company accounts for its stock option plans under APB Opinion No. 25 and the associated interpretations. Accordingly, no compensation expense was recognized for these plans.

      For disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation,” employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model to value the option awards in 2001, 2000 and 1999, respectively, are as follows: dividend yield of 2.0 percent, 2.6 percent and 1.6 percent; expected volatility of 43.0 percent, 33.0 percent and 28.5 percent; risk-free interest rates of 4.9 percent, 6.7 percent and 4.9 percent; and expected lives of 5.4 years for all three years.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements for 2001, 2000 and 1999 would be as follows:

	Years Ended December 31

	2001	2000	1999

	(in thousands, except per share amounts)

Net Income

As reported	$234,090	$257,367	$275,374

Pro forma	$227,740	$252,805	$271,976

Basic Net Income Per Share

As reported	$3.25	$3.51	$3.79

Pro forma	$3.16	$3.45	$3.74

Diluted Net Income Per Share

As reported	$3.21	$3.51	$3.77

Pro forma	$3.12	$3.45	$3.72

      The SFAS No. 123 method of accounting does not apply to options granted before January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

      A summary of the status of the company’s fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on these dates, is presented below:

	Years Ended December 31

	2001		2000		1999

		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Balance outstanding at January 1	3,835,175	$27.08	2,987,875	$28.32	2,333,800	$24.74

Options granted	1,088,750	$30.09	938,800	$23.00	828,200	$38.13

Options exercised	(801,850)	$20.42	(28,852)	$19.36	(89,250)	$18.90

Options canceled	(143,125)	$30.84	(62,648)	$30.13	(84,875)	$34.98

Balance outstanding at December 31	3,978,950	$29.12	3,835,175	$27.08	2,987,875	$28.32

Options exercisable at December 31	1,716,933	$28.42	1,840,716	$24.62	1,272,233	$21.82

Weighted average fair value of options granted during the year		$11.43		$7.45		$11.39

      As of December 31, 2001, the 4.0 million fixed stock options outstanding under the plans have an exercise price between $14.38 per share and $38.13 per share and a weighted average remaining contractual life of 7.05 years.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Common Equity Share

Years ended December 31			Per Share
(in thousands, except per share amounts)	Income	Shares	Amount

2001

Basic

Net income	$234,090	72,043	$3.25

Diluted

Options		505

Stock warrant		362

Income available to common stockholders	$234,090	72,910	$3.21

2000

Basic

Net income	$257,367	73,254	$3.51

Diluted

Options		125

Income available to common stockholders	$257,367	73,379	$3.51

1999

Basic

Net income	$275,374	72,637	$3.79

Diluted

Options		385

Income available to common stockholders	$275,374	73,022	$3.77

      Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted net income per common equity share assumed the exercise of stock options and stock warrant for all years presented.

Income Taxes

      Earnings before income taxes is summarized by country in the following table (in thousands):

	Years Ended December 31

	2001	2000	1999

U.S.	$143,526	$248,476	$280,854

Canada	202,630	155,353	155,932

Earnings before income taxes	$346,156	$403,829	$436,786

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes includes the following components (in thousands):

	Years Ended December 31

	2001	2000	1999

Current:

U.S.	$45,355	$88,501	$100,152

Canada	66,681	45,805	50,803

Total current	112,036	134,306	150,955

Deferred:

U.S.	6,271	3,277	2,472

Canada	(6,241)	8,879	7,985

Total deferred	30	12,156	10,457

Total income taxes	$112,066	$146,462	$161,412

      The Federal Statute of Limitations has closed for all U.S. income tax returns through 1996. The company’s Canadian federal tax liability for all taxation years through 1997 has been reviewed and finalized by Canada Customs and Revenue Agency (“CCRA”). During 1995, an agreement was reached with CCRA related to the pricing of certain cement sales between the company’s operations in Canada and the U.S. Under the terms of the Canada-U.S. Income Tax Convention, the agreement was submitted to the Competent Authorities of Canada and the U.S. The Competent Authorities reached an agreement in 2000 that resulted in reductions of the above noted transfer prices and certain administrative expenses for 1986 to 1994 and granted compensating adjustments in the U.S. for the same years. Amended U.S. returns reflecting the Competent Authority compensating adjustments are currently under review by the Internal Revenue Service.

      In 2001, the income tax expense was reduced by a deferred tax adjustment resulting from the lowering of federal and provincial tax rates in Canada. Enacted in June 2001, the tax reduction program reduced income tax expense by approximately Canadian $23 million (approximately U.S. $15 million).

      A reconciliation of taxes at the U.S. federal income tax rate to the company’s actual income taxes is as follows (in millions):

	Years Ended December 31

	2001	2000	1999

Taxes at the U.S. federal income tax rate	$121.2	$141.3	$152.9

U.S./ Canadian tax rate differential	5.0	4.3	4.7

Canadian tax incentives	(11.7)	(9.2)	(9.6)

U.S. state and Canadian provincial income taxes, net of federal benefit	9.2	15.0	19.3

Enacted tax rate changes	(15.2)	—	—

Dividends on the Preferred Shares	3.9	—	—

Other items	(0.3)	(4.9)	(5.9)

Provision for income taxes	$112.1	$146.5	$161.4

      Deferred income taxes reflect the tax consequences of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.”

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31

	2001	2000

Deferred tax assets:

Reserves and other liabilities	$59,971	$70,425

Other postretirement benefits	70,374	73,185

Tax loss carryforwards	3,654	5,020

Tax credit carryforwards	—	743

Minimum pension liability	7,600	—

Gross deferred tax assets	141,599	149,373

Valuation allowance	(23,296)	(23,296)

Net deferred tax assets	118,303	126,077

Deferred tax liabilities:

Property, plant and equipment	214,534	219,100

Prepaid pension asset	42,264	41,614

Other	14,221	26,416

Gross deferred tax liabilities	271,019	287,130

Net deferred tax liability	152,716	161,053

Net deferred tax asset — current	54,224	45,014

Net deferred tax liability — noncurrent	$206,940	$206,067

      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized.

      At December 31, 2001, the company had net operating loss carryforwards of $11.6 million. The net operating loss carryforwards are limited to use in varying annual amounts through 2008.

      Deferred tax assets include approximately $5.3 million representing the tax effect of transfer pricing adjustments that have not been deducted in the U.S. pending agreement with the Internal Revenue Service regarding the final computation of tax liability for 1986 to 1994.

      At December 31, 2001, cumulative undistributed earnings of LCI were $983.9 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the company considers the undistributed earnings to be permanently invested in Canada. Management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

Segment and Related Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and geographic areas.

      Lafarge’s two geographic areas consist of the U.S. and Canada for which it reports revenues, EBIT (Earnings Before Minority Interests, Interest and Income Taxes) and fixed assets.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from the major products sold to external customers include: cement, ready-mixed concrete, aggregate, asphalt and paving, gypsum drywall, and other miscellaneous products.

      Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the company’s chief operating decision makers in order to allocate resources and assess performance.

      Lafarge’s three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are construction materials, cement and cement-related products, and gypsum. Construction materials produces and distributes construction aggregate, ready-mixed concrete, other concrete products (gravity and pressure pipe, precast structures, pavers and masonry units) and asphalt, and also constructs and paves roads. Cement and cement-related products produces Portland, masonry and mortar cements, as well as slag, and distributes silica fume and fly ash. It also includes Systech Environmental Corporation, a subsidiary that supplies fuel-quality waste and raw materials to cement kilns. Gypsum produces drywall for the commercial and residential construction sectors.

      The accounting policies of the operating segments are described in “Accounting and Financial Reporting Policies.” Lafarge evaluates operating performance based on profit or loss from operations before the following items: other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses.

      Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

	Years Ended December 31

	2001	2000	1999

Net sales:

Construction materials:

Revenues from external customers	$2,073.8	$1,575.4	$1,483.7

Intersegment revenues	—	0.3	2.7

Cement and cement-related products:

Revenues from external customers	1,096.8	1,078.1	1,085.4

Intersegment revenues	141.6	137.3	117.4

Gypsum:

Revenues from external customers	152.4	134.1	152.5

Eliminations	(141.6)	(137.6)	(120.1)

Total net sales	$3,323.0	$2,787.6	$2,721.6

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31

	2001	2000	1999

Income (loss) from operations:

Construction materials (a)	$235.6	$192.1	$189.5

Cement and cement-related products (a)	313.9	318.3	320.5

Gypsum (a)	(69.4)	(18.0)	41.9

Total	480.1	492.4	551.9

Corporate and unallocated expenses	(79.0)	(61.7)	(70.3)

Earnings before minority interests, interest and income taxes	401.1	430.7	481.6

Minority interests	(7.0)	—	—

Interest expense, net	(47.9)	(26.9)	(44.8)

Earnings before income taxes	$346.2	$403.8	$436.8

(a)	Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses.

	December 31

	2001	2000	1999

Assets:

Construction materials	$1,701.6	$1,664.7	$1,239.1

Cement and cement-related products	1,097.8	1,052.1	1,098.3

Gypsum	260.4	279.4	125.1

Corporate, Redland goodwill and unallocated assets	1,057.8	906.4	830.9

Total assets	$4,117.6	$3,902.6	$3,293.4

	Years Ended December 31

	2001	2000	1999

Capital expenditures:

Construction materials	$126.6	$100.8	$83.8

Cement and cement-related products	152.2	172.4	162.9

Gypsum	34.0	135.8	54.4

Corporate and unallocated	20.4	22.7	14.6

Total capital expenditures	$333.2	$431.7	$315.7

	Years Ended December 31

	2001	2000	1999

Depreciation, depletion and amortization:

Construction materials	$90.4	$70.8	$78.3

Cement and cement-related products	73.0	75.4	70.5

Gypsum	16.5	7.8	5.2

Corporate	14.3	14.3	14.3

Total depreciation, depletion and amortization	$194.2	$168.3	$168.3

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information concerning product net sales was as follows (in millions):

	Years Ended December 31

	2001	2000	1999

Net sales from external customers:

Cement and cement-related products	$1,096.8	$1,078.1	$1,085.4

Ready-mixed concrete	664.3	636.5	584.1

Aggregate	519.0	516.7	366.7

Asphalt and paving	740.0	376.3	405.6

Gypsum drywall	152.4	134.1	152.5

Other miscellaneous products	150.5	45.9	127.3

Total net sales	$3,323.0	$2,787.6	$2,721.6

      No single customer represented more than 10 percent of Lafarge’s revenues.

      Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31

	2001			2000			1999

	Net		Fixed	Net		Fixed	Net		Fixed
	Sales	EBIT(a)	Assets	Sales	EBIT(a)	Assets	Sales	EBIT(a)	Assets

U.S.	$2,023.8	$203.1	$1,458.4	$1,904.4	$275.9	$1,355.7	$1,905.1	$334.5	$1,056.5

Canada	1,299.2	198.0	736.7	883.2	154.8	766.7	816.5	147.1	561.8

	$3,323.0	$401.1	$2,195.1	$2,787.6	$430.7	$2,122.4	$2,721.6	$481.6	$1,618.3

(a)	EBIT represents earnings before minority interests, interest and income taxes.

      Net sales exclude intersegment revenues.

Supplemental Cash Flow Information

      Non-cash investing and financing activities included the issuance of 109,000, 1,204,000 and 694,000 common equity shares on the reinvestment of dividends totaling $3.5 million, $25.3 million and $19.5 million in 2001, 2000 and 1999, respectively. Cash paid for acquisitions in 2000 does not reflect the Preferred Shares or a $16.7 million note payable issued in conjunction with the Warren merger. Financing activities do not reflect the $14.4 million common stock warrants issued in 2000 for a note receivable.

      Cash paid during the year for interest and income taxes was as follows (in thousands):

	Years Ended December 31

	2001	2000	1999

Interest (net of amounts capitalized)	$55,851	$56,812	$51,202

Income taxes (net of refunds)	$27,923	$161,701	$131,946

Pension Plans and Other Postretirement Benefits

      The company has several defined benefit and defined contribution retirement plans covering substantially all employees and directors. Benefits paid under the defined benefit plans are generally based on either years of service and the employee’s compensation over the last few years of employment or years of service multiplied by a contractual amount. The company’s funding policy is to contribute amounts that are deductible for income tax purposes.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For 2001 and 2000, the assumed settlement interest rates for pension plans and other postretirement benefits were 7.75 percent for the company’s U.S. plans, and 6.50 percent and 6.95 percent, respectively, for the Canadian plans. For 2001 and 2000, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations were 4.5 percent for the company’s U.S. plans and 3.5 percent for the Canadian plans. The benefit multiplier increase rate was 2.0 percent for the company’s U.S. hourly plans and 3.5 percent for the Canadian hourly plans. In both the U.S. and Canada, the expected long-term rate of investment return on pension assets, which includes listed stocks, fixed income securities and real estate, was 9.0 percent for each year presented.

      The company provides certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in the U.S. and Canada. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree’s health care benefit coverage is coordinated in Canada with provincial health and insurance plans and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by the company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

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

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. In 2001, the pre-65 assumed rate was 10.0 percent, decreasing to 5.5 percent over 10 years, in the U.S. plan, and 10.2 percent, decreasing to 4.7 percent over seven years, in the Canadian plan. In 2000, the pre-65 assumed rate was 7.8 percent, decreasing to 5.5 percent over six years, for both the U.S. and Canadian plans. For post-65 retirees in the U.S., the assumed rate was 10.0 percent, decreasing to 5.5 percent over 10 years, in 2001, and 6.6 percent, decreasing to 5.5 percent over six years, in 2000, with a Medicare assumed rate for the same group of 10.0 percent, decreasing to 5.5 percent over 10 years, in 2001, and 6.4 percent, decreasing to 5.5 percent over six years, in 2000. For post-65 retirees in Canada, the assumed rate was 10.2 percent, decreasing to 4.7 percent over seven years, in 2001, and 7.7 percent, decreasing to 5.5 percent over six years, in 2000.

      The following table summarizes the consolidated funded status of the company’s defined benefit retirement plans and other postretirement benefits and provides a reconciliation to the consolidated prepaid pension asset, accrued pension liability and accrued postretirement benefit cost recorded on the company’s Consolidated Balance Sheets at December 31, 2001 and 2000 (in millions).

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Amounts recognized in the Statement of Financial Position consist of:

Prepaid asset	$138.2	$136.4	$101.9	$—	$—	$—

Accrued liability	(49.7)	(33.1)	(29.5)	(175.4)	(174.2)	(153.5)

Intangible asset	2.3	—	—	—	—	—

Accumulated other comprehensive income	20.8	—	—	—	—	—

Net amount recognized at December 31	$111.6	$103.3	$72.4	$(175.4)	$(174.2)	$(153.5)

Components of Net Periodic Benefit Cost:

Service cost	$20.0	$17.6	$20.1	$3.3	$2.8	$2.7

Interest cost	42.5	37.9	35.5	11.8	11.2	10.3

Expected return on plan assets	(63.7)	(57.1)	(50.3)	—	—	—

Amortization of prior service cost	0.1	1.6	2.7	(0.6)	(0.6)	(1.0)

Amortization of transition asset	2.6	(1.4)	(1.5)	—	—	—

Amortization of actuarial (gain) loss	(5.0)	(5.5)	4.4	—	—	0.3

Settlement	—	(0.2)	—	—	—	—

Special termination benefits	4.2	—	2.4	0.4	—	—

Other	(1.3)	(1.0)	(0.4)	—	—	—

Net periodic benefit cost (benefit)	(0.6)	(8.1)	12.9	14.9	13.4	12.3

Defined contribution plans cost	7.8	7.1	4.5	—	—	—

Net retirement cost (benefit)	$7.2	$(1.0)	$17.4	$14.9	$13.4	$12.3

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Change in Benefit Obligation:

Projected benefit obligation at January 1	$595.9	$520.0	$167.1	$135.5

Exchange rate changes	(18.1)	(8.8)	(2.0)	(0.7)

Service cost	13.5	11.1	3.3	2.8

Interest cost	42.5	37.9	11.8	11.2

Employee contributions	2.9	2.4	—	—

Plan amendments	—	0.1	—	—

Acquisitions	—	45.6	—	17.1

Settlement	—	(0.4)	—	—

Special termination benefits	4.2	—	2.2	—

Benefits paid	(40.5)	(36.7)	(11.9)	(9.3)

Actuarial loss	23.6	24.0	22.2	10.5

Other	0.1	0.7	—	—

Projected Benefit Obligation at December 31	624.1	595.9	192.7	167.1

Change in Plan Assets:

Fair value of plan assets at January 1	748.5	705.8

Exchange rate changes	(17.7)	(10.3)

Actual return on plan assets	(78.5)	24.9

Acquisitions	—	55.2

Employer contributions	4.2	9.2

Employee contributions	2.9	2.3

Benefits paid	(40.5)	(36.7)

Settlement	—	(0.4)

Administrative expenses	(3.2)	(1.5)

Fair Value of Plan Assets at December 31	615.7	748.5

Reconciliation of Prepaid (Accrued) Benefit Cost:

Funded status	(8.4)	152.6	(192.7)	(167.1)

Unrecognized actuarial loss (gain)	112.2	(58.3)	17.9	(5.9)

Unrecognized transition asset	5.8	7.0	—	—

Unrecognized prior service cost	2.0	2.0	(0.6)	(1.2)

Prepaid (Accrued) Benefit Cost at December 31	$111.6	$103.3	$(175.4)	$(174.2)

      As of December 31, 2001, the company recorded a minimum pension liability of $23.1 million related to the accumulated benefit obligation in excess of the fair value of the plan assets and a $2.3 million intangible asset reflecting the portion of the minimum liability generated from unamortized prior service costs. The remaining $20.8 million of the minimum liability was recorded as “accumulated other comprehensive loss” in

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity, net of income taxes of $7.6 million.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $128.9 million, $117.6 million and $68.6 million respectively, as of December 31, 2001, and $49.8 million, $43.5 million and $7.4 million, respectively, as of December 31, 2000.

      In 2001, a $1.3 million special termination charge was incurred for pension enhancements triggered when affected employees at the Sugar Creek, Missouri cement plant accepted enhanced pension benefits negotiated in connection with severance arrangements related to the new cement line at the plant. Additionally, the company incurred a $2.9 million special termination charge upon the retirement of its President and Chief Executive Officer in May 2001. Similarly, in 1999, the company divested the paving and asphalt division of Redland Genstar, Inc. through a series of sales, which triggered a $2.4 million one-time charge for contractual termination benefits provided to a select group of employees in the divested operations. These termination benefits provided were an immediate unreduced early retirement pension and a monthly Social Security Bridge payment. In conjunction with the Sugar Creek severance arrangements, special postretirement benefits were provided to employees, which increased the other postretirement projected benefit obligation by $2.2 million, increased net periodic benefit cost by $0.4 million and increased unrecognized actuarial loss by $1.8 million for the year ended December 31, 2001.

      Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $6.5 million for 2001, 2000 and 1999. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

      The defined contribution plans cost in the preceding table relates to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of these plans, the company matches a portion of each participant’s contribution.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (stated in millions of dollars):

	One-percentage-point

	Increase	Decrease

Increase (decrease) in postretirement benefit obligation at December 31, 2001	$13.6	$(12.3)

Increase (decrease) in the total of service and interest cost components for 2001	$1.2	$(1.1)

Commitments and Contingencies

      The company leases certain land, buildings and equipment. Total rental expenses under operating leases was $34.6 million, $24.6 million and $16.1 million for each of the three years ended December 31, 2001, 2000 and 1999, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 2001. Such payments total $154.7 million.

	Years Ending December 31

	2002	2003	2004	2005	2006	Later Years

Operating leases	32.8	28.3	19.3	13.7	10.9	49.7

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company has entered into supply agreements for the procurement of synthetic gypsum, which is utilized in the production process at its Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants. The agreements call for minimum annual purchases over a 20-year period ending in 2020. The present value of these commitments approximates $87 million at December 31, 2001.

      The company self-insures for workers’ compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience, and could change in the future.

      On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against the company and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of the company’s new cement plant in Sugar Creek, Missouri, alleges that the company expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against the company and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The amount of the company’s liability in connection with this suit remains uncertain. To date, the trial court has considered only whether issues raised by Dunn Industrial must be arbitrated rather than litigated. The company has appealed the trial court’s ruling that Dunn Industrial may proceed without first seeking arbitration, on which ruling the appellate court has yet to rule. The company intends to vigorously defend the suit.

      In June 2001, LCI paid Canadian $15.6 million (approximately U.S. $10 million) in capital and interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal had confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. The Supreme Court of Canada refused to hear LCI’s appeal. The company believes its insurance coverage (on which the Court of Appeal has yet to rule) will cover most of the damages paid to the plaintiffs, as well as a large part of the defense expenses and third party costs arising from the 1992 lawsuit. The company has already expensed or taken reserves for the amounts not expected to be paid by its insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action as potential claimants. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, the company believes that any liability that LCI may incur arising from the class action will not have a material adverse effect on its financial condition.

      Currently, the company is involved in one remediation under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including the company. The company also has been named a potentially responsible party for this site. The suit alleges that in 1969 one of the company’s predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The suit has

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise been dormant for several years. The company believes that this matter will not have a material impact on its financial condition.

      When the company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. As of December 31, 2001, the liabilities recorded for the environmental obligations are not material to the company’s financial statements. Although the company believes its environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at December 31, 2001. However, the company has concluded that the possibility of material liability in excess of the amount reported in the December 31, 2001 Consolidated Balance Sheet is remote.

      In the ordinary course of business, the company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all legal and environmental matters will be resolved without material adverse impact to the company’s financial condition, results of operations or liquidity.

Related Party Transactions

      Included in “other income, net” for the year ended December 31, 2001 is $5.6 million of revenue recorded under the provisions of the Blue Circle Asset Management Agreement. The agreement also provides for reimbursement of costs incurred by the company on the behalf of Blue Circle North America. For the year ended December 31, 2001, the company had charged Blue Circle North America. $4.1 million for cost reimbursement. In July 2001, the company purchased for $14.3 million certain of Blue Circle Industries PLC’s North American assets from Lafarge S.A. that are not part of the asset management agreement.

      The company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses accrued for these services were $5.8 million, $6.1 million and $7.0 million during 2001, 2000 and 1999, respectively. In addition, the company purchases various products from and sells various products to Lafarge S.A. Such purchases totaled $52.2 million, $67.7 million and $68.5 million in 2001, 2000 and 1999, respectively; such sales totaled $2.4 million, $1.8 million and 2.2 million in 2001, 2000 and 1999, respectively. Management believes all transactions the company conducted with Lafarge S.A. were conducted on an arms-length basis.

      In 2000, Lafarge S.A. reinvested a portion of dividends it was entitled to receive on Common Stock and Exchangeable Shares amounting to $22.8 million.

      The company purchases products from and sells products to certain of its unconsolidated subsidiaries. Such purchases totaled $33.3 million in 2001, $25.8 million in 2000 and $35.6 million in 1999; such sales totaled $43.3 million in 2001, $19.7 million in 2000 and $17.0 million in 1999. The company also received dividends from certain of these affiliates of $2.1 million and $6.5 million in 2001 and 2000, respectively. Management believes all transactions with the company’s affiliates were conducted on an arms-length basis.

      In conjunction with the Warren merger, a subsidiary of the company issued the Preferred Shares to KVN (see Note 8), on which cash dividends amounting to $7.0 million were paid in 2001. KVN is 100 percent owned by a member of the company’s board of directors, his family and certain family trusts.

      The company provides certain officers and employees housing assistance loans, which generally do not bear interest. At December 31, 2001 and 2000, amounts outstanding under these loan agreements totaled $6.6 million and $5.1 million, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Data (unaudited)

      The following table summarizes financial data by quarter for 2001 and 2000 (in millions, except per share information):

	First	Second	Third	Fourth	Total

2001

Net sales	$444	$930	$1,140	$809	$3,323

Gross profit	(9)	213	298	214	716

Net income (loss)	(66)	87	131	82	234
Net income (loss) per common equity share (a)

Basic	(0.92)	1.20	1.83	1.14	3.25

Diluted	(0.92)	1.19	1.80	1.12	3.21

2000

Net sales	$438	$775	$924	$651	$2,788

Gross profit	35	231	273	149	688

Net income (loss)	(25)	96	127	59	257

Net income (loss) per common equity share (a) Basic	(0.34)	1.30	1.73	0.81	3.51

Diluted	(0.34)	1.30	1.72	0.81	3.51

(a)	The sum of these amounts may not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

Schedule II

LAFARGE NORTH AMERICA AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

		Additions	Deductions

			From Reserve
			for Purposes
	Balance at	Charge to	for Which
	Beginning of	Cost and	Reserve Was		Balance at End
Descriptions	Year	Expenses(2)	Created	Other(1)	of Year

Reserve applicable to current receivable For doubtful accounts:

2001	$25,630	$6,106	$(2,358)	$(480)	$28,898

2000	$24,632	$2,451	$(1,195)	$(258)	$25,630

1999	$24,619	$2,490	$(2,858)	$381	$24,632

For cash and other discounts:

2001	$1,799	$27,139	$(24,015)	$(96)	$4,827

2000	$3,040	$32,550	$(33,707)	$(84)	$1,799

1999	$3,232	$44,211	$(43,735)	$(668)	$3,040

(1)	Primarily foreign currency translation adjustments.

(2)	Cash and other discounts are recorded as a reduction to sales.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The section captioned “Item 1 — Election of Directors” in our Proxy Statement for the 2002 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and is incorporated herein by reference. Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, certain information with respect to persons who are or may be deemed to be executive officers of the company is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Item 11.     EXECUTIVE COMPENSATION

      The section captioned “Executive Compensation” in our Proxy Statement for the 2002 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section captioned “Stock Ownership” in our Proxy Statement for the 2002 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of our securities and is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections captioned “Executive Compensation — Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions — Indebtedness of Management” and “Certain Relationships and Related Transactions — Transactions with Management and Others” in our Proxy Statement for the 2002 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	FINANCIAL STATEMENTS — The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

2.	FINANCIAL STATEMENT SCHEDULES — The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Financial Report:

Report of Independent Public Accountants, Arthur Andersen LLP	52

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000	53

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	54

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	55

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999	56

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	57

Notes to Consolidated Financial Statements	58

Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999	85
All other schedules are omitted because they are not applicable.

3.	EXHIBITS — The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the company, filed May 29, 1992, as amended by the Articles of Amendment of the company dated May 8, 2001 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
3.2	Amended By-Laws of the company, amended on October 15, 2000 [incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
4.1	Form of Indenture dated as of October 1, 1989 between the company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].
4.2	Form of Fixed Rate Medium-Term Note of the company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

Exhibit
Number	Description of Exhibit

4.3	Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the Commission upon request.
9.1	Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].
9.2	Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].
10.1	Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.
10.2	Guarantee Agreement dated as of May 1, 1983 between the company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983].
10.3	Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].
10.4	Director Fee Deferral Plan of the company [incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].
10.5	1993 Stock Option Plan of the company, as amended and restated February 7, 1995 [incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].
10.6	1983 Stock Option Plan of the company, as amended and restated May 2, 1989 [incorporated by reference to Exhibit 28 to our report on Form 10-Q for the quarter ended June 30, 1989].
10.7	Optional Stock Dividend Plan of the company dated September 2000 [incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.8	Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].
10.9	Option Agreement for Common Stock dated as of November 1, 1993 between the company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1993].
10.10	Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].
10.11	Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].

Exhibit
Number	Description of Exhibit

10.12	Stock Purchase Agreement dated September 17, 1986 between the company and Lafarge Coppee, S.A. [incorporated by reference to Exhibit B to our report on Form 10-Q for the quarter ended September 30, 1986].
10.13	Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
10.14	Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
10.15	Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].
10.16	Description of Nonemployee Director Retirement Plan of the company, effective January 1, 1989 [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1989].
10.17	Reimbursement Agreement dated January 1, 1990 between Lafarge Coppee and the company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990].
10.18	Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].
10.19	Receivables Purchase Agreement dated as of October 13, 2001 among Sierra Bay Receivables, Inc. as Seller, Lafarge North America, as Initial Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, N.A. as Agent [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2001].
10.20	Receivables Sale Agreement dated as of October 13, 2001 among Lafarge North America and certain of its Subsidiaries, as Originators, and Sierra Bay Receivables, Inc. as Buyer [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2001].
10.21	Cost Sharing Agreement dated January 2, 1996 between Lafarge Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
10.22	Marketing and Technical Assistance Agreement dated October 1, 1996 between Lafarge S.A. and the company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
10.23	Amendment No. 1 to Option Agreement for Common Stock dated as of May 2, 2001 between Lafarge North America and Lafarge S.A. [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended June 30, 2001].
10.24	1998 Stock Option Plan of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Regulation No. 333-65897) of the company, filed with the Securities and Exchange Commission on October 20, 1998].
10.25	Credit Agreement dated as of December 8, 1998 between the company and nine separate banking institutions [incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].

Exhibit
Number		Description of Exhibit

	10.26	Amendment dated August 1, 1998 to Nonemployee Director Retirement Plan of the company filed as Exhibit 10.16. [incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].
	10.27	Non-Employee Directors’ Deferred Compensation Plan Cash or Phantom Stock Investment Options [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
	10.28	Commercial Paper Dealer Agreement dated as of March 2, 2001 between Lafarge North America and Salomon Smith Barney Inc. concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank, N.A. [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the company for the fiscal year ended Dec ember 31, 2000].
	10.29	Commercial Paper Dealer agreement dated as of March 2, 2001 between Lafarge North America and SunTrust Bank concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank N.A. [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
	10.30	Commercial Paper Issuing and Paying Agent Agreement dated as of March 2, 2001 between Citibank, N.A. and Lafarge North America [incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
	10.31	Credit agreement dated as of March 2, 2001 among Lafarge North America as borrower, the initial lenders named therein, Citibank, N.A. as administrative agent, Salomon Smith Barney Inc. as arranger and Bayerische Landesbank Girozentrale, BNP Paribas, SunTrust Bank and Westdeustche Landesbank Girozentrale as syndication agents [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
	10.32	Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation, Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001].
	10.33	Option Agreement made and entered into as of July 11, 2001 by and between Lafarge S.A. and Lafarge Corporation [incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001].
*	10.34	Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 by and among Lafarge North America Inc., Lafarge SA and Blue Circle North America.
	10.35	Agreement made and entered into as of the 25th day of April 2001 by and between Lafarge Corporation and John M. Piecuch [incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001].
	10.36	Agreement made and entered into as of the 21st day of May 2001, by and among Lafarge Corporation, Lafarge Canada Inc. and Edward T. Balfe [incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001].
	10.37	Agreement made and entered into as of the 21st day of May 2001 by and between Lafarge Corporation and Larry J. Waisanen [incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2001].
*	21	Subsidiaries of the company.
*	23	Consent of Arthur Andersen LLP, independent public accountants.
*	99.1	Letter to Commission

*	Filed herewith

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

By:	/s/ LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President and
Chief Financial Officer

Date:  March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILIPPE R. ROLLIER Philippe R. Rollier	President and Chief Executive Officer and Director	March 28, 2002

/s/ LARRY J. WAISANEN Larry J. Waisanen	Executive Vice President and Chief Financial Officer	March 28, 2002

/s/ YVON BRIND’AMOUR Yvon Brind’Amour	Vice President and Controller	March 28, 2002

/s/ BERTRAND P. COLLOMB Bertrand P. Collomb	Chairman of the Board	March 28, 2002

/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 28, 2002

/s/ PHILIPPE P. DAUMAN Philippe P. Dauman	Director	March 28, 2002

/s/ BERNARD L. KASRIEL Bernard L. Kasriel	Director	March 28, 2002

/s/ JACQUES LEFÈVRE Jacques Lefèvre	Director	March 28, 2002

/s/ PAUL W. MACAVOY Paul W. Macavoy	Director	March 28, 2002

Signature	Title	Date

/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 28, 2002

/s/ ROBERT W. MURDOCH Robert W. Murdoch	Director	March 28, 2002

/s/ BERTIN F. NADEAU Bertrin F. Nadeau	Director	March 28, 2002

/s/ JOHN D. REDFERN John D. Redfern	Director	March 28, 2002

/s/ JOE M. RODGERS Joe M. Rodgers	Director	March 28, 2002

/s/ MICHEL ROSE Michel Rose	Director	March 28, 2002

/s/ LAWRENCE M. TANENBAUM Lawrence M. Tanenbaum	Director	March 28, 2002

Gerald H. Taylor	Director