Form 10-Q
period 2002-03-31
LAFARGE NORTH AMERICA INC
filed 2002-05-15
CIK 716783

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 2002

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


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 68,517,710 shares of our Common Stock and 4,209,087 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2002, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

                          LAFARGE NORTH AMERICA INC.

                          FORM 10-Q FOR THE QUARTER
                             ENDED MARCH 31, 2002

                              TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----

                        PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Statements of Income (Loss) (unaudited) -
          Three Months and Twelve Months Ended March 31, 2002 and 2001.....................1

          Condensed Consolidated Balance Sheets -  March 31, 2002 (unaudited),
          March 31, 2001 (unaudited) and December 31, 2001.................................2

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          Three Months and Twelve Months Ended March 31, 2002 and 2001.....................3

          Notes to Condensed Consolidated Financial Statements.............................4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................19

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................19

Item 4.   Submission of Matters to a Vote of Security Holders.............................19

Item 6.   Exhibits and Reports on Form 8-K................................................20

SIGNATURE ................................................................................21

                        PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS                      TWELVE MONTHS
                                                     ENDED MARCH 31                     ENDED MARCH 31
                                            ---------------------------------   ------------------------------
                                                 2002              2001             2002             2001
                                            ---------------    --------------   --------------   -------------
NET SALES                                   $   449,755        $   444,385      $ 3,328,390      $ 2,794,388
                                            ---------------    --------------   --------------   -------------

Costs, expenses and other income:
   Cost of goods sold                           453,372            453,469        2,606,584        2,149,746
   Selling and administrative                    70,371             72,151          294,311          279,507
   Amortization of goodwill                          --              5,167           15,474           18,227
   Income from managed assets:
     Management fees and cost reimbursement     (47,829)                --          (57,533)              --
     Direct and allocated costs and expenses     44,829                 --           48,888               --
   Other (income) expense, net                   (2,671)             3,533           (2,007)         (25,697)
   Minority interests                             2,233              1,633            7,607            1,633
   Interest expense                              12,012             14,097           52,422           52,994
   Interest income                               (2,334)            (2,260)          (6,689)         (21,813)
                                            ---------------    --------------   --------------   -------------

Total costs, expenses and other income          529,983            547,790        2,959,057        2,454,597
                                            ---------------    --------------   --------------   -------------

Earnings (loss) before income taxes             (80,228)          (103,405)         369,333          339,791
Income tax benefit (expense)                     26,885             37,433         (122,614)        (123,848)
                                            ---------------    --------------   --------------   -------------

NET INCOME (LOSS)                           $   (53,343)       $   (65,972)     $   246,719      $   215,943
                                            ===============    ==============   ==============   =============

NET INCOME (LOSS) PER SHARE - BASIC         $     (0.74)       $     (0.92)     $      3.42      $      2.96
                                            ===============    ==============   ==============   =============

NET INCOME (LOSS) PER SHARE - DILUTED       $     (0.74)       $     (0.92)     $      3.37      $      2.95
                                            ===============    ==============   ==============   =============

DIVIDENDS PER SHARE                         $      0.15        $      0.15      $      0.60      $      0.60
                                            ===============    ==============   ==============   =============



See the Notes to Condensed Consolidated Financial Statements.

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                            MARCH 31            MARCH 31          DECEMBER 31
                                                              2002                2001               2001
                                                           (UNAUDITED)        (UNAUDITED)          (AUDITED)
                                                         ----------------   -----------------   ----------------
ASSETS

Cash and cash equivalents                                $    192,934       $    157,660        $    202,446
Short-term investments                                          6,234                 --              23,264
Receivables, net                                              373,589            343,564             495,956
Inventories                                                   381,574            382,981             350,860
Other current assets                                          112,835            106,788             111,482
                                                         ----------------   -----------------   ----------------

   Total current assets                                     1,067,166            990,993           1,184,008

Property, plant and equipment (less accumulated
  depreciation and depletion of $1,519,180,
  $1,400,929 and $1,489,507)                                2,232,615          2,145,756           2,195,114
Goodwill, net                                                 484,712            427,611             474,401
Other assets                                                  265,143            268,490             264,078
                                                         ----------------   -----------------   ----------------

     TOTAL ASSETS                                        $  4,049,636       $  3,832,850        $  4,117,601
                                                         ================   =================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                 $    373,058       $    444,696        $    555,496
Income taxes payable                                           28,634             16,719              72,640
Short-term borrowings and current portion of long-term
  debt                                                        398,673            370,779             210,447
                                                         ----------------   -----------------   ----------------

   Total current liabilities                                  800,365            832,194             838,583

Long-term debt                                                676,372            674,779             674,616
Deferred income taxes                                         209,112            197,379             206,940
Accrued postretirement benefit cost                           190,658            173,412             175,408
Minority interests                                            111,629            112,343             109,604
Other long-term liabilities                                   115,166             81,993             115,389
                                                         ----------------   -----------------   ----------------

   Total Liabilities                                        2,103,302          2,072,100           2,120,540
                                                         ----------------   -----------------   ----------------

Shareholders' Equity:
  Common stock ($1.00 par value; authorized 150.0
   million shares; issued 68.4, 67.6 and 67.9
    million shares,respectively)                               68,387             67,550              67,890
  Exchangeable shares (no par or stated value;
   authorized 24.3 million shares; issued 4.2,
    4.4 and 4.2 million shares, respectively)                  32,312             33,878              32,375
  Additional paid-in-capital                                  700,042            687,909             684,700
  Retained earnings                                         1,363,645          1,160,084           1,427,917
  Accumulated other comprehensive loss                       (218,052)          (188,671)           (215,821)
                                                         ----------------   -----------------   ----------------

   Total Shareholders' Equity                               1,946,334          1,760,750           1,997,061
                                                         ----------------   -----------------   ----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  4,049,636       $  3,832,850        $  4,117,601
                                                         ================   =================   ================



See the Notes to Condensed Consolidated Financial Statements.

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                        THREE MONTHS                       TWELVE MONTHS
                                                       ENDED MARCH 31                      ENDED MARCH 31
                                               -------------------------------      -----------------------------
                                                   2002              2001              2002             2001
                                               -------------     -------------      ------------     ------------
CASH FLOWS FROM OPERATIONS
  Net income (loss)                            $ (53,343)        $ (65,972)         $ 246,719        $ 215,943
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operations:
      Depreciation, depletion and
      amortization                                43,539            42,749            194,950          167,221
      Provision for bad debts                        780             1,110              5,776            2,759
      Gain on sale of assets                      (4,959)           (1,719)           (27,291)         (13,731)
      Other noncash charges and credits, net       6,548            (3,271)            (1,362)         (15,210)
      Net change in operating working capital   (123,902)          (82,925)           (17,036)          48,715
                                               -------------     -------------      ------------     ------------

Net Cash Provided by (Used in) Operations       (131,337)         (110,028)           401,756          405,697
                                               -------------     -------------      ------------     ------------

CASH FLOWS FROM INVESTING
  Capital expenditures                           (72,065)          (81,544)          (323,691)        (394,541)
  Acquisitions, net of cash acquired             (29,275)          (23,844)           (86,046)        (256,086)
  Redemptions (purchases) of short-term
      investments, net                            17,030                --             (6,234)           3,441
  Proceeds from property, plant and
    equipment dispositions                        11,042             5,022             72,183           30,850
  Other                                              226              (201)           (11,923)         (10,375)
                                               -------------     -------------      ------------     ------------

Net Cash Used for Investing                      (73,042)         (100,567)          (355,711)        (626,711)
                                               -------------     -------------      ------------     ------------

CASH FLOWS FROM FINANCING
  Net increase in short-term and long-term
    borrowings (includes current portion)        189,987           172,444             24,901          216,906
  Issuance of equity securities                   15,776             2,565             31,653            5,643
  Repurchase of common stock                          --            (5,972)           (22,998)         (55,848)
  Dividends, net of reinvestments                (10,929)          (10,283)           (40,409)         (24,325)
                                               -------------     -------------      ------------     ------------

Net Cash Provided (Consumed) by Financing        194,834           158,754             (6,853)         142,376
                                               -------------     -------------      ------------     ------------

Effect of exchange rate changes                       33            (4,588)            (3,918)         (11,941)
                                               -------------     -------------      ------------     ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                     (9,512)          (56,429)            35,274          (90,579)
Cash and Cash Equivalents at the Beginning
  of the Period                                  202,446           214,089            157,660          248,239
                                               -------------     -------------      ------------     ------------
Cash and Cash Equivalents at the End of the
  Period                                       $ 192,934         $ 157,660          $ 192,934        $ 157,660
                                               =============     =============      ============     ============

See the Notes to Condensed Consolidated Financial Statements.

                 LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Lafarge North America Inc., together with its subsidiaries, is North America's largest diversified supplier of aggregate, concrete and concrete products, cement and cement-related products, gypsum drywall, and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 12 below.

     We have approximately 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. ("LCI"). Lafarge S.A., a French company, and its affiliates hold approximately 54 percent of our common stock.

2. The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

3. Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year's major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4. On January 1, 2002, we fully adopted the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was issued in June 2001 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). In accordance with SFAS No. 142's transitional requirements, the amortization provisions were applied immediately to goodwill and intangible assets that were recognized in acquisitions initiated after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142 effective January 1, 2002.

     The following table provides a reconciliation from reported net income
     (loss) to net income (loss) adjusted to exclude goodwill amortization expense, including any tax-related benefits:

                                                       THREE MONTHS                  TWELVE MONTHS
                                                      ENDED MARCH 31                ENDED MARCH 31
                                                ---------------------------    --------------------------
                                                   2002            2001           2002           2001
                                                -----------     -----------    ------------   -----------
     Reported net income (loss)                 $  (53,343)     $  (65,972)    $  246,719     $  215,943
     Add back amortization of goodwill                  --           5,167         15,474         18,227
                                                -----------     -----------    ------------   -----------

             ADJUSTED NET INCOME (LOSS)         $  (53,343)     $  (60,805)    $  262,193     $  234,170
                                                ===========     ===========    ============   ===========

     Net income (loss) per share - basic:
        Reported net income (loss)              $    (0.74)     $    (0.92)    $     3.42     $     2.96
        Add back amortization of goodwill             --              0.07           0.21           0.25
                                                -----------     -----------    ------------   -----------

          ADJUSTED NET INCOME (LOSS) PER
            SHARE - BASIC                       $    (0.74)     $    (0.85)    $     3.63     $     3.21
                                                ===========     ===========    ============   ===========

     Net income (loss) per share - diluted:
        Reported net income (loss)              $    (0.74)     $    (0.92)    $     3.37     $     2.95
        Add back amortization of goodwill             --              0.07           0.21           0.25
                                                -----------     -----------    ------------   -----------

          ADJUSTED NET INCOME (LOSS) PER
            SHARE - DILUTED                     $    (0.74)     $    (0.85)    $     3.58     $     3.20
                                                ===========     ===========    ============   ===========

     Upon adoption of SFAS No. 142, we evaluated our existing intangible assets that were acquired in purchase business combinations, and did not find it necessary to make any reclassifications in order to conform with the classification criteria in SFAS No. 141, "Business Combinations," for recognition separate from goodwill. We also were required to reassess the useful lives and residual values of all intangible assets acquired. Based on our review, it was not necessary to make any amortization period adjustments. Further, SFAS No. 142 required us to perform, as of the adoption date, an impairment test for intangible assets that are identified as having an indefinite useful life; however, we had no intangible assets meeting this criteria as of January 1, 2002.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Under SFAS No 142, we must complete our assessment of the fair value of each reporting unit and compare it to the carrying amount of the reporting unit by June 30, 2002. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than December 31, 2002. In the second step, if necessary, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in our statement of income.

     As of January 1, 2002, we had unamortized goodwill in the amount of $474.4 million and unamortized identifiable intangible assets in the amount of $19.2 million, all of which are subject to the transition provisions of SFAS No. 142. Management is currently completing an assessment to determine whether there is an indication of goodwill impairment as of January 1, 2002, and expects to be completed with the assessment in the second quarter of 2002.

5. Under our receivables securitization program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the "SPS"). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

     According to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have received proceeds from the sale of trade receivables totaling $246.4 million and $329.4 million for the three months ended March 31, 2002 and March 31, 2001, respectively, and $1,907.9 million and $1,043.2 million for the twelve months ended March 31, 2002 and March 31, 2001, respectively. At March 31, 2002 and 2001 and at December 31, 2001, we administered $80.6 million, $116.1 million and $116.5 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as "other (income) expense, net" in the accompanying Condensed Consolidated Statements of Income (Loss) and amounted to $.7 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively, and $5.7 million and $5.1 million for the twelve months ended March 31, 2002 and 2001, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $57.9 million, $33.4 million and $87.0 million at March 31, 2002 and 2001 and at December 31, 2001, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management's best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

6. We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At March 31, 2002 and 2001 and at December 31, 2001, our inventories consisted of the following (in thousands):

                                                              MARCH 31
                                                     ----------------------------   DECEMBER 31
                                                        2002            2001            2001
                                                     ------------   -------------   -------------
    Finished products                                $  211,904     $   206,514     $   199,156
    Work in process                                      37,727          47,236          23,187
    Raw materials and fuel                               63,058          62,429          60,214
    Maintenance and operating supplies                   68,885          66,802          68,303
                                                     ------------   -------------   -------------

         TOTAL INVENTORIES                           $  381,574     $   382,981     $   350,860
                                                     ============   =============   =============

7. In March 2001, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2002, we had $300 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 2.21% and maturity dates ranging from 2 to 47 days. The agreements, which expired on April 18, 2002, required the maintenance of certain financial ratios, among other restrictions.

     In April 2002, we entered into new commercial paper agreements, allowing us to borrow up to an aggregate principal amount of $300 million, with similar terms as the agreements that expired April 18, 2002. The new agreements expire in April 2003.

8. We recorded $3.0 million and $8.6 million in fees for managing on behalf of Lafarge S.A. certain U.S. operations of Blue Circle Industries PLC during the three and twelve months ended March 31, 2002, respectively. These operations remain the property of Lafarge S.A. and their results are not consolidated with ours. In addition, for the three and twelve months ended March 31, 2002 we recorded $44.8 million and $48.9 million, respectively, in costs and expenses reimbursable from Lafarge S.A. under our agreement to manage the Blue Circle operations. Such costs and expenses are reflected as "Income from managed assets - direct and allocated costs and expenses" within the accompanying Condensed Consolidated Statements of Income (Loss), and are also reflected in "Income from managed assets - management fees and cost reimbursements," as these amounts were reimbursed by Lafarge S.A. These costs and expenses include payroll and other related costs and expenses incurred by us in connection with our employment of those individuals who carry on Blue Circle's U.S. operations. We have employed these individuals pursuant to the terms of the Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001, which we entered into with Lafarge S.A. in connection with our agreement to manage the Blue Circle operations. Costs and expenses reimbursed under our agreement also include other direct costs that are attributable to the Blue Circle operations and an allocation of cement-related regional and central selling, general and administrative costs incurred by us (allocated based on pro rata cement sales revenues).

9.   Cash paid for interest and income taxes is as follows (in thousands):

                                                       THREE MONTHS                  TWELVE MONTHS
                                                      ENDED MARCH 31                ENDED MARCH 31
                                                ---------------------------    --------------------------
                                                   2002            2001           2002           2001
                                                ------------    -----------    ------------   -----------
     Interest (net of amounts capitalized)      $   1,591       $   3,635      $  53,807       $ 59,326
     Income taxes (net of refunds)              $  10,541       $   9,066      $  29,398       $150,884

10. Net income (loss) per share for the three and twelve months ended March 31, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                       THREE MONTHS                  TWELVE MONTHS
                                                      ENDED MARCH 31                ENDED MARCH 31
                                                 --------------------------    --------------------------
                                                    2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------
    BASIC CALCULATION

    Net Income (loss)                            $ (53,343)     $ (65,972)     $ 246,719      $ 215,943
                                                 ===========    ===========    ===========    ===========
    Weighted average number of shares               72,353         72,059         72,115         72,957
      outstanding                                ===========    ===========    ===========    ===========
    Basic net income (loss) per share            $   (0.74)     $   (0.92)     $    3.42      $    2.96
      outstanding                                ===========    ===========    ===========    ===========

    DILUTED CALCULATION

    Net income (loss) assuming dilution          $ (53,343)     $ (65,972)     $ 246,719      $ 215,943
                                                 ===========    ===========    ===========    ===========
    Weighted average number of shares               72,353         72,059         72,115         72,957
      outstanding
    Net effect of the dilutive stock options
      based on the treasury stock method                --             --            604            199
    Net effect of dilutive stock warrant based
      on treasury stock method                          --             --            576             --
                                                 -----------    -----------    -----------    -----------
    Weighted average number of shares
      outstanding assuming full conversion of
      all potentially dilutive securities           72,353         72,059         73,295         73,156
                                                 ===========    ===========    ===========    ===========
    Diluted net income (loss) per share          $   (0.74)     $   (0.92)     $    3.37      $    2.95
                                                 ===========    ===========    ===========    ===========

     Basic net income (loss) per common equity share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common equity share assumed the exercise of stock options and stock warrant, to the extent such conversion is dilutive, for all periods presented.

11.  Comprehensive income (loss) consists of the following (in thousands):

                                                       THREE MONTHS                  TWELVE MONTHS
                                                      ENDED MARCH 31                ENDED MARCH 31
                                                ---------------------------    --------------------------
                                                   2002            2001           2002           2001
                                                ------------    -----------    ------------   -----------

    Net income (loss)                           $ (53,343)      $ (65,972)     $ 246,719       $215,943
    Foreign currency translation adjustments       (2,231)        (51,757)       (16,168)      (83,258)
    Minimum pension liability adjustment,
      net of income taxes                              --              --        (13,213)           --
                                                ------------    -----------    ------------   -----------

    COMPREHENSIVE INCOME (LOSS)                 $ (55,574)      $(117,729)     $ 217,338       $132,685
                                                ============    ===========    ============   ===========

12. The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, goodwill amortization through December 31, 2001 related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., minority interests, interest, income taxes and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cement-Related Products, and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

     Operating segment information consists of the following (in millions):

                                                      THREE MONTHS                  TWELVE MONTHS
                                                     ENDED MARCH 31                 ENDED MARCH 31
                                               ----------------------------   ---------------------------
                                                   2002           2001            2002          2001
                                               -------------   ------------   -------------  ------------
   Net sales:
      Construction Materials
        Revenues from external customers       $    234.1      $    246.7     $  2,061.2     $  1,601.8
        Intersegment revenues                         0.8            --              0.9            0.3
      Cement and Cement-Related Products
        Revenues from external customers            157.4           162.4        1,091.8        1,063.3
        Intersegment revenues                        19.0            20.7          139.9          136.4
      Gypsum
        Revenues from external customers             58.3            35.3          175.4          129.3
      Eliminations                                  (19.8)          (20.7)        (140.8)        (136.7)
                                               -------------   ------------   -------------  ------------

          TOTAL NET SALES                      $    449.8      $    444.4     $  3,328.4     $  2,794.4
                                               =============   ============   =============  ============

   Income (loss) from operations:
      Construction Materials (a)               $    (52.2)     $    (49.6)    $    233.0     $    164.0
      Cement and Cement-Related Products (a)         (3.2)            0.2          310.5          318.5
      Gypsum (a)                                     (2.4)          (19.3)         (52.6)         (44.6)
      Corporate and other                           (10.5)          (21.2)         (68.3)         (65.3)
                                               -------------   ------------   -------------  ------------

   Total income (loss) from operations              (68.3)          (89.9)         422.6          372.6
   Minority interests                                (2.2)           (1.6)          (7.6)          (1.6)
   Interest expense, net                             (9.7)          (11.9)         (45.7)         (31.2)
                                               -------------   ------------   -------------  ------------

          EARNINGS (LOSS) BEFORE INCOME TAXES  $    (80.2)     $   (103.4)    $    369.3     $    339.8
                                               =============   ============   =============  ============

(a) Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

                                                       THREE MONTHS                  TWELVE MONTHS
                                                      ENDED MARCH 31                ENDED MARCH 31
                                                ---------------------------    --------------------------
                                                   2002            2001           2002           2001
                                                ------------    -----------    ------------   -----------
    Net sales:
       United States                            $    313.2      $    292.9     $  2,044.1     $  1,885.1
       Canada                                        136.6           151.5        1,284.3          909.3
                                                ------------    -----------    ------------   -----------

           TOTAL NET SALES                      $    449.8      $    444.4     $  3,328.4     $  2,794.4
                                                ============    ===========    ============   ===========

    Income (loss) from operations:
       United States                            $    (35.7)     $    (53.5)    $    220.8     $    232.2
       Canada                                        (32.6)          (36.4)         201.8          140.4
                                                ------------    -----------    ------------   -----------

    Total income (loss) from operations              (68.3)          (89.9)         422.6          372.6
    Minority interests                                (2.2)           (1.6)          (7.6)          (1.6)
    Interest expense, net                             (9.7)          (11.9)         (45.7)         (31.2)
                                                ------------    -----------    ------------   -----------

           EARNINGS (LOSS) BEFORE INCOME TAXES  $    (80.2)     $   (103.4)    $    369.3     $    339.8
                                                ============    ===========    ============   ===========

     Assets by operating segment consist of the following (in millions):

                                                               MARCH 31
                                                      ----------------------------    DECEMBER 31
                                                         2002            2001            2001
                                                      -----------    -------------    ------------
    Construction materials                            $  1,632.5     $  1,586.9       $  1,701.6
    Cement and cement related-products                   1,195.0        1,130.2          1,097.8
    Gypsum                                                 294.5          307.8            260.4
    Corporate, Redland goodwill and unallocated            927.6          808.0          1,057.8
                                                      -----------    -------------    ------------

           TOTAL ASSETS                               $  4,049.6     $  3,832.9       $  4,117.6
                                                      ===========    =============    ============

13. On January 28, 2002, we acquired Continental Gypsum, an independent drywall manufacturer with annual capacity of more than 300 million square feet of 1/2-inch drywall, for $28.1 million. Based in Newark, New Jersey, Continental Gypsum is expected to complement our existing position in the New York City area, the single largest metropolitan drywall market in the world.

14. On March 28, 2001, Dunn Industrial Group, Inc. ("Dunn Industrial") filed a lawsuit against the City of Sugar Creek, Missouri and us in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of a plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic's liens against the City of Sugar Creek, Missouri and us. Dunn Industrial appears to be seeking in excess of $67 million in damages. The amount of our liability in connection with this suit remains uncertain. To date, the trial court has considered only whether issues raised by Dunn Industrial must be arbitrated rather than litigated. We have appealed the trial court's ruling that Dunn Industrial may proceed without first seeking arbitration, on which ruling the appellate court has yet to rule. We intend to vigorously defend the suit.

     In June 2001, LCI paid Canadian $15.6 million (approximately U.S. $10 million) in capital and interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the "1992 lawsuit") arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal had confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. The Supreme Court of Canada refused to hear LCI's appeal. We believe our insurance coverage (on which the Court of Appeal has yet to rule) will cover most of the damages paid to the plaintiffs, as well as a large part of the defense expenses and third party costs arising from the 1992 lawsuit. We have already expensed or taken reserves for the amounts not expected to be paid by its insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action as potential claimants. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability that LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

     Currently, we are involved in one remediation under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the U.S. Environmental Protection Agency ("EPA") has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site's remediation and is pursuing a remediation plan with the EPA. The suit has otherwise been dormant for several years. We believe that this matter will not have a material impact on our financial condition.

     When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, we record an estimate of the required remediation costs as a liability in our financial statements. As of March 31, 2002, liabilities recorded for our environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at March 31, 2002. However, we have concluded that the possibility of material liability in excess of the amount reported in the March 31, 2002 Condensed Consolidated Balance Sheet is remote.

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

15. On May 7, 2002, the Board of Directors amended the 2002 Stock Option Plan that our stockholders had approved at their annual meeting earlier that day. The amendments provide that all performance based awards of restricted stock under the plan must be restricted for at least one year from the date of award and that all non-performance based awards of restricted stock under the plan must be restricted for at least three years from the date of award. The amendments also eliminated the authority of the committee administering the plan to remove, modify or accelerate the release of restrictions on restricted stock awarded under the plan for reasons the Committee deems appropriate in its sole discretion. A copy of the plan as amended is filed as exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

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

        Cement and Cement-Related Products -- the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

        Gypsum -- the production and distribution of gypsum drywall and related products.

Our broad range of products is complemented by our geographic diversity. We have approximately 1,000 operations doing business in most states and throughout Canada, where we operate through our major operating subsidiary, Lafarge Canada Inc.

Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.


THREE MONTHS ENDED MARCH 31, 2002

During the three months ended March 31, 2002, we incurred a net loss of $53.3 million ($.74 per diluted share), compared with a net loss of $66.0 million ($0.92 per diluted share) in the first quarter of 2001. Our U.S. operations reported an operating loss of $35.7 million, $17.8 million better than 2001, while our Canadian operations loss of $32.6 million improved $3.8 million. The overall $21.6 million improvement was attributable to marked improvements in gypsum drywall sales volumes and prices, which helped to compensate for a weak month of March in our other businesses due mainly to poor weather. Sales volumes in our construction materials and cement operations began the 2002 quarter on a strong note, with mild weather and a continuation of the strong demand patterns we experienced in the fourth quarter of last year. However, in March, poor weather more than offset the gains we experienced in January and February, resulting in an overall decline in sales volumes in these segments. Our 2002 results reflect the adoption of new accounting rules under which goodwill is no longer amortized. Goodwill amortization in the first quarter of 2001 totaled $5.2 million, equivalent to $0.07 per share.

Net sales increased 1.2 percent to $449.8 million, up from $444.4 million in 2001. U.S. net sales increased 6.9 percent to $313.2 million, while Canadian net sales of $136.6 million declined 9.8 percent.

CONSTRUCTION MATERIALS

Our construction materials operations segment reported an operating loss of $52.2 million in the first quarter of 2002, $2.6 million worse than last year as heritage operations were essentially in line with 2001 while seasonal losses from recent acquisitions totaled $1.8 million in the 2002 quarter. Net sales of $234.9 million were 4.8 percent lower than 2001, reflecting a decrease of both ready-mixed concrete and aggregate shipments of 3.3 percent and 1.5 percent, respectively. Generally mild weather in January and February aided shipments in many of our key markets, particularly in Canada and the eastern U.S.; however, poor weather experienced in March essentially offset the earlier volume gains. Ready-mixed concrete average selling prices dropped
1.6 percent while average aggregate selling prices improved 2.3 percent.

In the U.S., the operating loss of $21.8 million was $3.5 million worse than 2001 as net sales decreased 1.7 percent, reflecting reduced ready-mixed concrete and aggregate sales volumes. Ready-mixed concrete sales volumes decreased 5.3 percent mainly due to the absence of shipments in Wisconsin, the result of our divestment of those operations in the second half of 2001, and lower shipments in the western U.S. due to weather-related conditions as well as a softening economy in Southern Colorado and the absence of a significant project we had in New Mexico in 2001. Aggregate sales volumes declined 5.0 percent in 2002 as a result of the weather and market conditions in the western U.S. Ready-mixed concrete and aggregate average selling prices increased 1.5 percent and 2.1 percent, respectively, due to strong market conditions in Maryland and favorable product and geographic mix.

In Canada, the operating loss of $30.4 million was $0.9 million better than 2001, while net sales declined 8.3 percent. Ready-mixed concrete sales volumes were flat to the prior year and aggregate sales volumes improved 1.9 percent. Aggregate shipments from recent acquisitions offset a 4.4 percent decline from our heritage operations, which were impacted by a slow down in oil and gas activity and poor weather in western Canada. Ready-mixed concrete average selling prices decreased slightly in local currency due to an increase in lower-margin residential shipments; however, upon conversion to U.S. dollars, prices decreased 5.9 percent due to the continued devaluation of the Canadian dollar. Aggregate average selling prices increased 7.0 percent in local currency as a result of a shift in the product mix to more high value products, but the effective increase in U.S. dollars was reduced to 2.6 percent.

CEMENT AND CEMENT-RELATED PRODUCTS

The operating loss from our cement and cement-related products operations was $3.2 million, compared to a $0.2 million profit in 2001, as net sales of $176.4 million decreased 3.6 percent. The 2002 results were impacted by a 1.6 percent decrease in terminal net realization (average selling price per ton less freight) and a slight decrease in shipments, as volume gains seen in most regions in the first two months of the quarter were eliminated by reduced sales in March due to cold and wet weather. In the U.S., we reported an operating loss of $1.4 million, $3.1 million worse than 2001, on net sales that were essentially flat to last year. Operating results in the U.S. were affected by a 1.4 percent decrease in the terminal net realization due to price erosion in certain markets in the latter part of 2001 and a shift in product and market mix this year. Price increases will be implemented in the U.S. in April 2002. Sales volumes in the U.S. increased 3.1 percent (47,000 tons). The operating loss in Canada totaled $1.8 million, $0.3 million worse than 2001. Canadian net sales decreased 13.9 percent reflecting reduced shipments and the impact from the devaluation of the Canadian dollar. Cement shipments in Canada decreased 11.8 percent (62,000 tons) primarily due to reduced activity in the oil and gas sector and poor weather in western Canada. In local currency, terminal net realization improved 1.7 percent mainly due to recently implemented price increases and a shift to higher-value products; however, upon conversion to the U.S. dollar terminal net realization decreased 2.6 percent due to the devaluation of the Canadian dollar.

GYPSUM

The operating loss from our gypsum operations totaled $2.4 million on net sales of $58.3 million, compared to an operating loss of $19.3 million on net sales of $35.3 million in 2001. The considerable improvement over last year was attributable to a significantly better pricing environment, continued strong demand and improved manufacturing performance. Our average drywall selling price in the first quarter of $91.50 per thousand square feet was 23.4 percent higher than the same period last year. The improvement in the average selling price was reflective of a 15 percent price increase implemented in March 2002, which followed three price increases in the second half of 2001. Total drywall sales volumes in the first quarter rose 48.1 percent over 2001, reaching a quarterly record of 517 million square feet. Our heritage operations reported a 34.1 percent increase in sales volumes due to improved output at our two new plants in Kentucky and Florida, as well as strong demand in residential markets. The volume increase also reflects the 49 million square feet shipped from our Newark, New Jersey drywall plant that we acquired late in January 2002. Operating costs were also lower than the prior year due to lower energy and paper costs and improved manufacturing performance, particularly at our Florida drywall plant where production costs in 2001 were high due to its start-up in January 2001.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $70.4 million decreased $1.8 million from 2001, and as a percentage of net sales decreased from 16.2 percent in 2001 to 15.6 percent in 2002. The improvement was mainly due to the absence of costs incurred last year for the establishment of a management training program for our construction materials business and costs associated with the implementation of the shared service center for our construction materials group. Further, selling and administrative expenses were favorably impacted in 2002 by synergies created by the integration of the managed Blue Circle assets and efficiency programs that helped to offset inflationary cost increases and growth in our construction materials business.

INCOME FROM MANAGED ASSETS

During the three months ended March 31, 2002 we realized $3.0 million in net earnings related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Total proceeds from the management of these assets totaled $47.8 million, which included billings for the pro-rata minimum annual management fee ($3.0 million), direct payroll and related costs ($35.2 million), allocated selling, general and administrative expenses ($9.1 million), and incremental costs incurred ($.5 million).

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for the three months ended March 31, 2002 and 2001, respectively) include gains on sale of fixed assets ($2.5 million and $0.3 million), gains on divestitures of businesses ($3.1 million and $2.6 million), loss on the sale of receivables under our securitization program ($0.7 million and $2.1 million), gain on natural gas commodity contracts ($4.6 million and zero), other postretirement benefit expense for retirees and pension costs ($4.2 million and $3.3 million), and other miscellaneous losses ($2.6 million and $1.0 million). Divestment gains in 2002 related to the disposal of our pressure pipe business in eastern Canada. The gain on natural gas forward contracts resulted from the partial reversal of a liability recognized as of December 31, 2001 for the fair value of commodity contracts in accordance with SFAS No. 133 due to an increase in gas prices and a reduction in contracted amounts.

INTEREST EXPENSE, NET

Net interest expense of $9.7 million was $2.2 million lower than the prior year due to a reduction in the average interest rate on short-term borrowings, benefiting from the low interest rate environment.

INCOME TAXES

For the three months ended March 31, 2002 and 2001, we recorded an income tax benefit of $26.9 million and $37.4 million, respectively, as a result of the seasonal loss from our U.S. and Canadian operations. Our effective income tax rate was 33.5 percent in 2002 and 36.2 percent in 2001. The lower effective income tax rate resulted from a reduction in the U.S. due to the elimination of goodwill amortization in accordance with SFAS No. 142 and in Canada due to reductions in provincial tax rates.


TWELVE MONTHS ENDED MARCH 31, 2002

For the twelve months ended March 31, 2002, we reported net income of $246.7 million, a $30.8 million improvement over the $215.9 million reported in the same period for 2001. Earnings from operations of $422.6 million increased $50.0 million from the $372.6 million earned in the 2001 period, as our U.S. operating income of $220.8 million declined $11.4 million and Canadian operating income of $201.8 million improved $61.4 million. The drop in U.S. operating income was due to depressed drywall prices experienced for much of the period, a trend that began to reverse in mid-2001. The improvement in Canadian operating income was driven by the December 2000 merger with the Warren Paving & Materials Group.

Net sales of $3,328.4 million increased $534.0 million from $2,794.4 million in the 2001 period, as net sales in the U.S. and Canada increased 8.4 percent and 41.2 percent, respectively. The increase in net sales reflects higher sales volumes in all product lines, which was mainly attributable to recent acquisitions.

CONSTRUCTION MATERIALS

Our construction materials operations earned $233.0 million, $69.0 million better than the 2001 period, as net sales increased 28.7 percent to $2,062.1 million. The improvement in operating results is mainly due to the impact of recent acquisitions, most significantly the late December 2000 merger with the Warren

Paving & Materials Group. Ready-mixed concrete and aggregate sales volumes improved 6.2 percent and 22.9 percent, respectively, while sales prices were relatively flat.

In the U.S., earnings of $127.8 million were $22.1 million better than last year, while net sales of $981.4 million increased 9.9 percent. Ready-mixed concrete average selling prices increased 3.5 percent due to implemented price increases, increased sales of higher-value product and favorable geographic mix. Ready-mixed concrete sales volumes increased 7.6 percent largely due to the acquisition of Pine Hill Material Corp. in February 2001, partially offset by lower sales volumes in Wisconsin where we sold our operations in the fourth quarter of 2001. Aggregate sales volumes and average selling price improved
11.4 percent and 3.0 percent, respectively. The improved aggregate sales volumes were mainly due to the impact of recent acquisitions, offset somewhat by a softened market in the western U.S.

In Canada, earnings from operations of $105.2 million were $46.9 million better than 2001 mainly due to the December 2000 merger with the Warren Paving & Materials Group. In the 2002 period, operating income from the Warren operations totaled $32.0 million, compared to a seasonal loss recorded in the 2001 period of $14.8 million. Net sales from Canadian operations totaled $1,080.7 million, compared to $709.1 million in the 2001 period. Ready-mixed concrete sales volumes increased 4.9 percent primarily due to increased demand in the Toronto area due to a strong economy. Ready-mixed concrete average selling prices increased 1.9 percent in local currency; however, upon conversion to U.S. dollars the average sales price decreased 2.3 percent. Aggregate sales volumes increased 34.6 percent due to the addition of Warren, while aggregate average selling prices increased 2.8 percent in local currency as a result of annual price increases and changes in product mix. However, when converted to U.S. dollars, Canadian prices were relatively flat due to the devaluation of the Canadian dollar.

CEMENT AND CEMENT-RELATED PRODUCTS

Earnings from our cement and cement-related products operations totaled $310.5 million, $8.0 million lower than the prior year period, as net sales improved $32.0 million to $1,231.7 million. Earnings from U.S. operations totaled $197.2 million on net sales of $935.2 million compared to operating income and net sales of $217.4 million and $903.6 million, respectively, in the 2001 period. The drop in operating income was primarily due to start-up-related costs for a new production line at our Sugar Creek, Missouri plant and a 1.3 percent decline in terminal net realization due to competitive pressures in certain markets and increased fuel and power costs. Sales volumes in the U.S. improved 4.5 percent mainly due to mild weather in late 2001 and early 2002. Earnings from Canadian operations of $113.3 million were $12.2 million higher than 2001, while net sales of $296.5 million remained relatively flat. Sales volumes improved 1.5 percent and average terminal net realization increased
9.1 percent in local currency; however, upon conversion to U.S. dollars the increase was reduced to 4.6 percent. Sales volumes improved mainly due to a strong economy in Ontario and favorable weather during late 2001 and early 2002. The increase in average terminal net realization in local currency resulted from annual price increases and improved product and market mix.

GYPSUM

For the twelve months ended March 31, 2002, the operating loss from our gypsum operations totaled $52.6 million, $8.1 million worse than last year, as net sales of $175.4 million increased 35.7 percent. The decrease in operating results was due to a 21.1 percent decline in the average drywall selling price compounded by higher energy costs and fixed costs associated with the start-up of our new drywall plants in Kentucky and Florida and a paper mill joint venture. Drywall shipments were 70.7 percent higher than 2001 mainly due to the volumes sold from our plant in Florida that began operations in January 2001 and our Newark, New Jersey plant that was acquired late in January 2002, and due to the ramp-up of our plant in Kentucky.

SELLING AND ADMINISTRATIVE

Selling and administrative expenses of $294.3 million were $14.8 million higher than in the 2001 period mainly due to growth in our construction materials operations. As a percentage of net sales, selling and administrative expenses decreased from 10.0 percent last year to 8.8 percent in the 2002 period, as synergies created by the integration of the managed Blue Circle assets and efficiency programs helped to mitigate inflationary cost increases.

INCOME FROM MANAGED ASSETS

For the twelve months ended March 31, 2002, we realized $8.6 million in net earnings related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Total proceeds from the management of these assets totaled $57.5 million, which included billings for the pro-rata minimum annual management fee ($8.6 million), direct payroll and related costs ($35.2 million), allocated selling, general and administrative costs ($9.1 million), allocated integration costs ($4.1 million) and incremental costs incurred ($.5 million).

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for the twelve months ended March 31, 2002 and 2001, respectively) include gains on sale of fixed assets ($10.1 million and $9.2 million), gains on divestitures of businesses ($23.5 million and $8.8 million), loss on the sale of receivables under our securitization program ($5.7 million and $5.1 million), losses on natural gas commodity contracts ($3.5 million and zero), other postretirement benefit expense for retirees and pension costs ($11.9 million and $1.0 million), expenses for restructuring ($7.1 million and zero), equity income ($2.1 million and $5.9 million), foreign exchange transaction gains or losses ($0.3 million loss and $2.5 million gain), and other miscellaneous gains or losses ($5.2 million loss and $5.4 million net gain). Divestment gains in the 2002 period related primarily to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and non-strategic ready-mixed concrete businesses in Milwaukee, Wisconsin and pressure pipe business in eastern Canada. The loss on the natural gas forward contracts resulted from recording a liability for the fair value of the commodity contracts in accordance with SFAS No. 133 due to a decline in forward gas prices below the fixed contractual amounts. Restructuring costs relate to the costs associated with reorganizing the cement business in the second half of 2001.

INCOME TAXES

Income tax expense decreased slightly from $123.8 million for the twelve months ended March 31, 2001 to $122.6 million in 2002 mostly from lower U.S. pre-tax income in the 2002 period and the impact of lower federal and provincial tax rates in Canada. In the 2002 period, income tax benefited from a one-time adjustment of approximately Canadian $23 million (approximately U.S. $15 million) to reduce deferred tax balances to reflect the reduction in Canadian tax rates. We expect this multi-year relief plan to positively impact earnings from Canadian operations going forward. Excluding this one-time adjustment, our effective income tax rate increased from 36.4 percent to 37.3 percent due to the impact of the increase in non-tax deductible dividends paid to minority interests, somewhat offset by the elimination of goodwill amortization in accordance with SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

We have a syndicated, committed revolving credit facility totaling $300 million extending through December 8, 2003. At March 31, 2002, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank's prime lending rate or the applicable federal funds rate and are subject to certain conditions.

In March 2001, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2002, we had $300 million of commercial paper outstanding under the agreements, which expired on April 18, 2002. We entered into new commercial paper agreements in April 2002, allowing us to borrow up to an aggregate principal amount of $300 million, with similar terms as the agreements that expired April 18, 2002. The new agreements expire in April 2003.

During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of March 31, 2002 and 2001 and December 31, 2001 totaled $80.6 million, $116.1 million and $116.5 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are include in net cash provided by operations.

Net cash of $131.3 million was used in operating activities in the first three months of 2002 compared with $110.0 million during the same period in 2001. The increase in cash used by operations was primarily due to a decrease in receivables sold under our securitization program, partially offset by an improvement in our seasonal net loss over the prior year and an increase in noncash charges for postretirement benefit obligations and deferred income taxes. Net cash used for investing activities for the three months ended March 31, 2002 was $27.5 million lower than the same period last year primarily due to 2001 capital expenditures for our new gypsum drywall plant in Palatka, Florida and proceeds from the redemption of short-term investments and the January 2002 sale of our pressure pipe business in eastern Canada, offset somewhat by the January 2002 acquisition of the Newark, New Jersey gypsum drywall plant. In the first three months of 2002, net cash provided by financing activities was $194.8 million, a $36.1 million increase from last year due in part to a net increase in short-term and long-term borrowings of $17.5 million. Historically, we fund our first quarter operating loss and working capital requirements through the redemption of short-term investments and proceeds from short-term borrowings. Also contributing to the increase in cash provided by financing activities was an increase in the number of shares of common stock issued under our employee stock option plans in 2002 and the absence of a common stock buyback program, which expired in December 2001.

During the first quarter of 2002, the most significant uses of cash were a net increase in operating working capital of $123.9 million, capital expenditures of $72.1 million and acquisitions of $29.3 million. The most significant source of funds was net short-term and long-term borrowings of $190.0 million. This compares with a net increase in operating working capital of $83.0 million, capital expenditures of $81.5 million, acquisitions of $23.8 million and a net increase in short-term and long-term borrowings of $172.4 million during the first quarter of 2001.

Net cash provided by operating activities for the twelve months ended March 31, 2002 decreased by $3.9 million over the same period in 2001 due to increases in net operating working capital mainly as a result of a reduction in proceeds from receivables sold under our securitization program that was begun in the second half of 2000, offset slightly by higher net income and increased depreciation and amortization charges. Depreciation and amortization increased due to depreciation on our two new gypsum drywall plants, which became operational in June 2000 and January 2001, and goodwill amortization from the December 2000 merger with the Warren Paving & Materials Group. Net cash used for investing activities of $355.7 million decreased by $271.0 million due to a decrease in capital expenditures and acquisitions and an increase in proceeds from divestments. Capital expenditures decreased $70.9 million largely because ongoing development projects, such as the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants, were completed in 2000 or early 2001. Spending on acquisitions decreased $170.0 million from the relatively high level in the 2001 period due to the merger with the Warren Paving & Materials Group in December 2000 and the acquisition of the Presque Isle quarry in June 2000. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $72.2 million in the 2002 period, compared to $30.9 million in the prior year period, increasing mainly due to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and Milwaukee ready-mixed concrete businesses in the fourth quarter of 2001 and our pressure pipe business in eastern Canada in early 2002. During the twelve months ended March 31, 2002, net cash used in financing activities totaled $6.9 million, compared to net cash provided by financing activities of $142.4 million in the 2001 period. The $149.2 million swing was due to a decrease in net short-term and long-term borrowings, offset somewhat by a reduction in the repurchase of common stock, increase in common stock issued under employee stock option plans and an increase in dividends reinvested. Net short-term and long-term borrowings decreased $192.0 million from the 2001 period primarily due to the relatively high level of acquisitions in the 2001 period.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $350 million to $400 million in 2002.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information required by this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.


                          PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The information presented in Note 14 of the "Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference, pursuant to Rule 12b-23.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 7, 2002. A total of 72,546,644 shares were entitled to be voted. At the meeting, stockholders elected the nominees for the Board of Directors identified below:



                                             Common Stock                 Voting Stock
                                             ------------                 ------------
        Director Elected                   For        Withheld         For         Withheld
        ----------------                   ---        --------         ---         --------
        Marshall A. Cohen              54,708,325     1,866,802     1,229,300         533
        Bertrand P. Collomb            53,635,658     2,939,469     1,228,906         927
        Philippe P. Dauman             55,244,462     1,330,665     1,229,310         523
        Bernard L. Kasriel             55,242,010     1,333,117     1,229,310         523
        Jacques Lefevre                55,243,798     1,331,329     1,229,310         523
        Paul W. MacAvoy                55,236,350     1,338,777     1,229,327         506
        Claudine B. Malone             55,242,869     1,332,258     1,229,327         506
        Gwyn Morgan                    55,234,435     1,340,692     1,229,327         506
        Robert W. Murdoch              55,243,069     1,332,058     1,228,598       1,235
        Bertin F. Nadeau               55,244,080     1,331,047     1,229,327         506
        John D. Redfern                55,232,999     1,342,128     1,229,124         709
        Joe M. Rodgers                 55,242,792     1,332,335     1,229,327         506
        Philippe R. Rollier            55,242,292     1,332,835     1,229,310         523
        Michel Rose                    51,946,302     4,628,825       956,265     273,568
        Lawrence M. Tanenbaum          55,243,077     1,332,050     1,229,256         577
        Gerald H. Taylor               55,243,856     1,331,271     1,229,346         487

The stockholders approved and adopted the Lafarge North America Inc. 2002 Stock Option Plan, with voting as follows:

           Votes For          Votes Against          Abstentions        Broker Non-Votes
           ---------          -------------          -----------        ----------------
          46,719,851            7,187,162              55,501               3,842,446

The stockholders failed to approve the adoption of a resolution requesting the Board of Directors to adopt a policy stating that the company's auditors not be retained to provide non-audit services, with voting as follows:

           Votes For          Votes Against          Abstentions        Broker Non-Votes
           ---------          -------------          -----------        ----------------
           7,726,275           46,155,913              80,326               3,842,446


The stockholders ratified the appointment of Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the company for the year ending December 31, 2002, with voting as follows:

           Votes For          Votes Against          Abstentions
           ---------          -------------          -----------
          57,804,960               -0-                   -0-

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits.

           10.1  Lafarge North America Inc. 2002 Stock Option Plan, as amended.

           10.2 364-Day Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders.

           10.3 Five Year Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders.

        (b)Reports on Form 8-K.

           We did not file any reports on Form 8-K during the quarterly period ended March 31, 2002.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LAFARGE NORTH AMERICA INC.



Date: May 15, 2002                             By:  /s/ Larry J. Waisanen
                                                   ------------------------
                                                   Larry J. Waisanen
                                                   Executive Vice President
                                                   and Chief Financial Officer