Form 10-Q
period 2002-06-30
LAFARGE NORTH AMERICA INC
filed 2002-08-14
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

I.R.S. Employer Identification No.
58-1290226

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

There were 68,735,995 shares of our Common Stock and 4,210,211 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of July 31, 2002, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2002

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (unaudited) – Three Months, Six Months and Twelve Months Ended June 30, 2002 and 2001	1

	Condensed Consolidated Balance Sheets – June 30, 2002 (unaudited), June 30, 2001 (unaudited) and December 31, 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) – Six Months and Twelve Months Ended June 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURE

i

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Net Sales	$891,668	$929,773	$1,341,423	$1,374,158	$3,290,285	$2,949,418

Costs, expenses and other income:
Cost of goods sold	662,650	716,971	1,116,022	1,170,440	2,552,263	2,322,794
Selling and administrative	78,788	74,075	149,159	146,226	299,024	285,461
Amortization of goodwill	—	5,063	—	10,230	10,411	18,973
Income from managed assets:
Management fees and cost reimbursement	(51,619)	—	(99,448)	—	(109,152)	—
Direct and allocated costs and expenses	48,619	—	93,448	—	97,507	—
Other (income) expense, net	(26,630)	4,849	(29,301)	8,382	(33,486)	(18,607)
Minority interests	2,463	1,619	4,696	3,252	8,451	3,252
Interest expense	13,582	14,221	25,594	28,318	51,783	54,760
Interest income	(900)	(1,315)	(3,234)	(3,575)	(6,274)	(19,657)

Total costs, expenses and other income	726,953	815,483	1,256,936	1,363,273	2,870,527	2,646,976

Earnings before income taxes	164,715	114,290	84,487	10,885	419,758	302,442
Income tax benefit (expense)	(57,682)	(27,636)	(30,797)	9,797	(152,660)	(95,563)

Net Income	$107,033	$86,654	$53,690	$20,682	$267,098	$206,879

Net Income Per Share – Basic	$1.47	$1.20	$0.74	$0.29	$3.69	$2.85

Net Income Per Share – Diluted	$1.44	$1.19	$0.72	$0.28	$3.63	$2.84

Dividends Per Share	$0.15	$0.15	$0.30	$0.30	$0.60	$0.60

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30	June 30	December 31
	2002	2001	2001
	(unaudited)	(unaudited)	(audited)

Assets

Cash and cash equivalents	$30,390	$71,180	$202,446
Short-term investments	148,058	—	23,264
Receivables, net	549,660	537,990	495,956
Inventories	403,442	389,994	350,860
Other current assets	121,090	121,456	111,482

Total current assets	1,252,640	1,120,620	1,184,008

Property, plant and equipment (less accumulated depreciation and
depletion of $1,581,389, $1,465,630 and $1,489,507)	2,259,702	2,169,849	2,195,114
Goodwill, net	490,985	483,518	474,401
Other assets	268,111	278,235	264,078

Total Assets	$4,271,438	$4,052,222	$4,117,601

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$452,715	$512,893	$555,496
Income taxes payable	59,745	16,803	72,640
Short-term borrowings and current portion of long-term debt	324,395	419,979	210,447

Total current liabilities	836,855	949,675	838,583

Long-term debt	671,771	676,697	674,616
Deferred income taxes	223,986	178,364	206,940
Accrued postretirement benefit cost	193,746	175,402	175,408
Minority interests	117,784	118,155	109,604
Other long-term liabilities	116,904	85,621	115,389

Total Liabilities	2,161,046	2,183,914	2,120,540

Common stock ($1.00 par value; authorized 150.0 million
shares; issued 68.7, 67.7 and 67.9 million shares, respectively)	68,736	67,693	67,890
Exchangeable shares (no par or stated value; authorized 24.3
million shares; issued 4.2, 4.4 and 4.2 million shares, respectively)	32,434	32,555	32,375
Additional paid-in-capital	710,462	684,516	684,700
Retained earnings	1,459,720	1,236,117	1,427,917
Accumulated other comprehensive loss	(160,960)	(152,573)	(215,821)

Total Shareholders’ Equity	2,110,392	1,868,308	1,997,061

Total Liabilities and Shareholders’ Equity	$4,271,438	$4,052,222	$4,117,601

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months		Twelve Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Cash Flows from Operations
Net income	$53,690	$20,682	$267,098	$206,879
Adjustments to reconcile net income to net cash
provided by (used in) operations:
Depreciation, depletion and amortization	91,647	94,139	191,668	179,067
Provision for bad debts	896	1,896	5,106	4,217
(Gain) loss on sale of assets	(37,047)	423	(61,521)	(10,090)
Other noncash charges and credits, net	10,750	(13,640)	13,209	(17,704)
Net change in operating working capital	(199,960)	(210,286)	34,267	82,837

Net Cash Provided by (Used in) Operations	(80,024)	(106,786)	449,827	445,206

Cash Flows from Investing
Capital expenditures	(123,146)	(163,100)	(293,216)	(357,191)
Acquisitions, net of cash acquired	(29,478)	(56,716)	(53,377)	(216,434)
Redemptions (purchases) of short-term investments, net	(124,794)	—	(148,058)	3,377
Proceeds from property, plant and equipment
dispositions	60,903	4,285	122,781	28,086
Other	1,996	(6,718)	(3,636)	(17,708)

Net Cash Used for Investing	(214,519)	(222,249)	(375,506)	(559,870)

Cash Flows from Financing
Net increase (decrease) in short-term and long-term
borrowings (includes current portion)	110,608	217,331	(99,365)	111,633
Issuance of equity securities	26,668	7,484	37,626	9,913
Repurchase of common stock	—	(16,242)	(12,728)	(66,118)
Dividends, net of reinvestments	(21,887)	(20,126)	(41,524)	(29,394)

Net Cash Provided (Consumed) by Financing	115,389	188,447	(115,991)	26,034

Effect of exchange rate changes	7,098	(2,321)	880	(5,532)

Net Decrease in Cash and Cash Equivalents	(172,056)	(142,909)	(40,790)	(94,162)
Cash and Cash Equivalents at the Beginning of the Period	202,446	214,089	71,180	165,342

Cash and Cash Equivalents at the End of the Period	$30,390	$71,180	$30,390	$71,180

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries, is North America’s largest diversified supplier of aggregate, concrete and concrete products, cement and cement-related products, gypsum drywall, and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 12 below.

We have approximately 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 54 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The change in the carrying value of goodwill, net for the six months ended June 30, 2002 is as follows (in thousands):

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total

Balance at January 1, 2002	$180,747	$12,336	$8,335	$272,983	$474,401
Goodwill acquired	—	—	10,615	—	10,615
Purchase accounting adjustments	(917)	—	—	2,084	1,167
Foreign currency translation
adjustment	4,347	3	86	366	4,802

Balance at June 30, 2002	$184,177	$12,339	$19,036	$275,433	$490,985

On January 1, 2002, we fully adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was issued in June 2001 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142’s transitional requirements, the amortization provisions were applied immediately to goodwill and intangible assets that were recognized in acquisitions initiated after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142 effective January 1, 2002.

The following table provides a reconciliation from reported net income to net income adjusted to exclude goodwill amortization expense, including any tax-related benefits:

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Reported net income	$107,033	$86,654	$53,690	$20,682	$267,098	$206,879
Add back amortization of goodwill	—	5,063	—	10,230	10,411	18,973

Adjusted net income	$107,033	$91,717	$53,690	$30,912	$277,509	$225,852

Net income per share - basic:
Reported net income	$1.47	$1.20	$0.74	$0.29	$3.69	$2.85
Add back amortization of goodwill	—	0.07	—	0.14	0.15	0.26

Adjusted net income per share - basic	$1.47	$1.27	$0.74	$0.43	$3.84	$3.11

Net income per share - diluted:
Reported net income	$1.44	$1.19	$0.72	$0.28	$3.63	$2.84
Add back amortization of goodwill	—	0.07	—	0.15	0.14	0.26

Adjusted net income per share - diluted	$1.44	$1.26	$0.72	$0.43	$3.77	$3.10

Upon adoption of SFAS No. 142, we evaluated our existing intangible assets that were acquired in purchase business combinations, and did not find it necessary to make any reclassifications in order to conform with the classification criteria in SFAS No. 141, “Business Combinations,” for recognition separate from goodwill. We also were required to reassess the useful lives and residual values of all intangible assets acquired. Based on our review, it was not necessary to make any amortization period adjustments. Further, SFAS No. 142 required us to perform, as of the adoption date, an impairment test for intangible assets that are identified as having an indefinite useful life; however, we had no intangible assets meeting this criteria as of January 1, 2002.

The following tables present details of other intangible assets, which are included in “other assets” in the condensed consolidated balance sheets(in thousands):

	June 30, 2002

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$16,659	$6,151	$10,508
Pension transition asset	10,000	400	9,600
Business purchase option	5,055	1,011	4,044
Mineral rights	2,901	471	2,430
Debt financing costs	2,122	564	1,558
Other	8,749	3,809	4,940

Total	$45,486	$12,406	$33,080

	June 30, 2001

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$16,659	$5,378	$11,281
Pension transition asset	—	—	—
Business purchase option	—	—	—
Mineral rights	2,901	288	2,613
Debt financing costs	1,111	372	739
Other	8,707	2,703	6,004

Total	$29,378	$8,741	$20,637

	December 31, 2001

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$16,659	$5,772	$10,887
Pension transition asset	—	—	—
Business purchase option	—	—	—
Mineral rights	2,901	380	2,521
Debt financing costs	1,111	448	663
Other	8,696	3,570	5,126

Total	$29,367	$10,170	$19,197

The amortization expense for intangible assets for the periods presented is as follows:

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Amortization expense of intangible assets	1,482	918	2,777	1,652	4,722	3,318

The following presents the estimated amortization expense for intangible assets for each of the next five years (in thousands).

2002	$5,231
2003	$4,828
2004	$3,714
2005	$2,331
2006	$2,074

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement required us to perform the first step of the goodwill impairment test, which compares the fair value of the company’s reporting units with their respective carrying values, to identify potential impairment. We completed this evaluation during the quarter ended June 30, 2002, and determined that no goodwill impairment existed as of January 1, 2002.

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

According to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have received proceeds from the sale of trade receivables totaling $527.7 million and $559.7 million for the three months ended June 30, 2002 and 2001, respectively, $774.1 million and $889.1 million for the six months ended June 30, 2002 and 2001, respectively, and $1,875.9 million and $1,602.9 million for the twelve months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001 and at December 31, 2001, we administered $200.0 million, $200.0 million and $116.5 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income and amounted to $0.6 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively, $1.3 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively, and $4.7 million and $6.7 million for the twelve months ended June 30, 2002 and 2001, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $87.9 million, $102.1 million and $87.0 million at June 30, 2002 and 2001 and at December 31, 2001, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

6.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At June 30, 2002 and 2001 and at December 31, 2001, our inventories consisted of the following (in thousands):

	June 30
			December 31
	2002	2001	2001

Finished products	$221,937	$217,077	$199,156
Work in process	39,624	37,002	23,187
Raw materials and fuel	69,874	66,504	60,214
Maintenance and operating supplies	72,007	69,411	68,303

Total inventories	$403,442	$389,994	$350,860

7.	In April 2002, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2002, we had $275 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 2.12 percent and maturity dates ranging from 1 to 90 days. The agreements, which expire on April 17, 2003, require the maintenance of certain financial ratios, among other restrictions.

8.	We recorded $3.0 million, $6.0 million and $11.6 million in fees for managing on behalf of Lafarge S.A. certain U.S. operations of Blue Circle Industries PLC during the three, six and twelve months ended June 30, 2002, respectively. These operations remain the property of Lafarge S.A. and their results are not consolidated with ours. In addition, for the three, six and twelve months ended June 30, 2002 we recorded $48.6 million, $93.4 million and $97.5 million, respectively, in direct costs and expenses reimbursable from Lafarge S.A. under our agreement to manage the Blue Circle operations. Such costs and expenses are reflected as “income from managed assets – direct and allocated costs and expenses” within the accompanying Condensed Consolidated Statements of Income, and are also reflected in “income from managed assets – management fees and cost reimbursements,” as these amounts were reimbursed by Lafarge S.A. These costs and expenses include payroll and other related costs and expenses incurred by us in connection with our employment of those individuals who carry on Blue Circle’s U.S. operations. We have employed these individuals pursuant to the terms of the Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001, which we entered into with Lafarge S.A. in connection with our agreement to manage the Blue Circle operations. Costs and expenses reimbursed under our agreement also include other direct costs that are attributable to the Blue Circle operations and an allocation of cement-related regional and central selling, general and administrative costs incurred by us (allocated pro rata based on cement sales revenues).

9.	Cash paid for interest and income taxes is as follows (in thousands):

	Six Months		Twelve Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Interest (net of amounts capitalized)	$24,772	$27,673	$52,950	$53,253
Income taxes (net of refunds)	$25,300	$1,195	$52,028	$124,971

10.	Net income per share for the three, six and twelve months ended June 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Basic Calculation

Net income	$107,033	$86,654	$53,690	$20,682	$267,098	$206,879

Weighted average number of shares outstanding	72,829	72,066	72,593	72,063	72,306	72,579

Basic net income per share	$1.47	$1.20	$0.74	$0.29	$3.69	$2.85

Diluted Calculation
Net income assuming dilution	$107,033	$86,654	$53,690	$20,682	$267,098	$206,879

Weighted average number of shares outstanding	72,829	72,066	72,593	72,063	72,306	72,579
Net effect of the dilutive stock options based on the treasury stock method	677	517	714	445	629	266
Net effect of dilutive stock warrant based on the treasury stock method	962	316	909	174	735	—

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	74,468	72,899	74,216	72,682	73,670	72,845

Diluted net income per share	$1.44	$1.19	$0.72	$0.28	$3.63	$2.84

Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common equity share assumed the exercise of stock options and stock warrant, to the extent such conversion is dilutive, for all periods presented.

11.	Comprehensive income consists of the following (in thousands):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Net income	$107,033	$86,654	$53,690	$20,682	$267,098	$206,879
Foreign currency translation adjustments	57,708	36,098	55,477	(15,659)	5,441	(28,167)
Minimum pension liability adjustment, net of income taxes	—	—	—	—	(13,213)	—
Change in fair value of derivative instruments, net of income taxes	(616)	—	(616)	—	(616)	—

Comprehensive income	$164,125	$122,752	$108,551	$5,023	$258,710	$178,712

12.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other poststretirement benefit expense for retirees, goodwill amortization through December 31, 2001 related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., minority interests, interest, income taxes and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cement-Related Products, and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Net sales:
Construction materials
Revenues from external customers	$521.0	$585.7	$755.1	$832.4	$1,996.6	$1,755.6
Intersegment revenues	1.3	—	2.1	—	2.1	0.3
Cement and cement related products
Revenues from external customers	308.2	310.2	465.5	472.6	1,089.7	1,067.1
Intersegment revenues	37.1	40.2	56.2	60.9	136.9	137.5
Gypsum
Revenues from external customers	62.5	33.9	120.8	69.2	204.0	126.7
Eliminations	(38.4)	(40.2)	(58.3)	(60.9)	(139.0)	(137.8)

Total net sales	$891.7	$929.8	$1,341.4	$1,374.2	$3,290.3	$2,949.4

Income (loss) from operations:
Construction materials (a)	$70.9	$75.7	$18.6	$26.0	$228.2	$172.5
Cement and cement-related products (a)	100.9	96.9	97.7	97.2	314.4	305.4
Gypsum (a)	(2.4)	(22.9)	(4.8)	(42.1)	(32.1)	(70.4)
Corporate and other	10.5	(20.9)	—	(42.2)	(36.8)	(66.7)

Total income from operations	179.9	128.8	111.5	38.9	473.7	340.8
Minority interests	(2.5)	(1.6)	(4.7)	(3.3)	(8.4)	(3.3)
Interest expense, net	(12.7)	(12.9)	(22.3)	(24.7)	(45.5)	(35.1)

Earnings before income taxes	$164.7	$114.3	$84.5	$10.9	$419.8	$302.4

(a)	Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2002	2001	2002	2001	2002	2001

Net sales:
United States	$586.4	$572.4	$899.5	$865.4	$2,057.9	$1,916.0
Canada	305.3	357.3	441.9	508.8	1,232.4	1,033.4

Total net sales	$891.7	$929.8	$1,341.4	$1,374.2	$3,290.3	$2,949.4

Income from operations:
United States	$117.2	$76.2	$81.5	$22.7	$261.9	$205.9
Canada	62.7	52.6	30.0	16.2	211.8	134.9

Total income from operations	179.9	128.8	111.5	38.9	473.7	340.8
Minority interests	(2.5)	(1.6)	(4.7)	(3.3)	(8.4)	(3.3)
Interest expense, net	(12.7)	(12.9)	(22.3)	(24.7)	(45.5)	(35.1)

Earnings before income taxes	$164.7	$114.3	$84.5	$10.9	$419.8	$302.4

Assets by operating segment consist of the following (in millions):

	June 30
			December 31
	2002	2001	2001

Construction materials	$1,778.7	$1,849.2	$1,701.6
Cement and cement related-products	1,260.8	1,176.9	1,097.8
Gypsum	335.3	303.2	260.4
Corporate, Redland goodwill and unallocated	896.6	722.9	1,057.8

Total assets	$4,271.4	$4,052.2	$4,117.6

13.	On January 28, 2002, we acquired the assets of Continental Gypsum, an independent drywall manufacturer with annual capacity of more than 300 million square feet of ½-inch drywall, for $28.1 million. Based in Newark, New Jersey, Continental Gypsum is expected to complement our existing position in the New York City area, the single largest metropolitan drywall market in the world.

In April 2002, we divested non-strategic concrete paving stones and walls products business in Canada for approximately $43 million plus working capital, resulting in a divestment gain of $26.9 million.

14.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against the City of Sugar Creek, Missouri and us in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of a plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against the City of Sugar Creek, Missouri and us. Dunn Industrial appears to be seeking in excess of $67 million in damages. The amount of our liability in connection with this suit remains uncertain. To date, the trial court has considered only whether issues raised by Dunn Industrial must be arbitrated rather than litigated. We have appealed the trial court’s ruling that Dunn Industrial may proceed without first seeking arbitration, on which ruling the appellate court has yet to rule. We intend to vigorously defend the suit.

In June 2001, LCI paid Canadian $15.6 million (approximately U.S. $10 million), including interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. The Supreme Court of Canada refused to hear LCI’s appeal of the Ontario Court of Appeal’s decision. We believe our insurance coverage (on which the Court of Appeal has yet to rule) will cover most of the damages paid to the plaintiffs, as well as a large part of the defense expenses and third party costs arising from the 1992 lawsuit. We have already expensed or taken reserves for the amounts not expected to be paid by its insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action as potential claimants. Although the outcome of any liability related to the 1999 class action cannot be predicted with certainty, we believe that any liability that LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

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

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, we record an estimate of the required remediation costs as a liability in our financial statements. As of June 30, 2002, liabilities recorded for our environmental obligations are not material to our financial statements. Although we believe our environmental accruals are adequate, environmental costs may be incurred that exceed the amounts provided at June 30, 2002. However, we have concluded that the possibility of material liability in excess of the amount reported in the June 30, 2002 Condensed Consolidated Balance Sheet is remote.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lafarge North America Inc., together with its subsidiaries, is North America’s largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

Construction Materials – the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.

Cement and Cement-Related Products – the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

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

Three Months Ended June 30, 2002

During the three months ended June 30, 2002, we reported net income of $107.0 million ($1.44 per diluted share), compared with net income of $86.7 million ($1.19 per diluted share) in the second quarter of 2001. Our U.S. operations reported operating income of $117.2 million, $41.0 million better than 2001, while Canadian operating income of $62.7 million improved $10.1 million. The overall $51.1 million improvement was attributable to marked improvements in gypsum drywall sales volumes and prices as well as improved pricing and reduced costs in our cement businesses, which helped compensate for the absence of earnings from non-strategic construction materials businesses that we recently divested. Additionally, during the 2002 quarter we benefited from $28.4 million in divestment gains ($0.28 per diluted share), primarily from the sale of our paving stones business. Our 2002 results also reflect the adoption of new accounting rules under which goodwill is no longer amortized. Goodwill amortization in the second quarter of 2001 totaled $5.1 million, equivalent to $0.07 per share.

Net sales decreased 4.1 percent to $891.7 million, down from $929.8 million in 2001 with the impact of recent divestments accounting for 64 percent of the decline. U.S. net sales increased 2.4 percent to $586.4 million, while Canadian net sales of $305.3 million declined 14.6 percent, with the devaluation of the Canadian dollar contributing 2.4 percent to the decline. While sales volumes in all businesses began the 2002 quarter strongly, a challenging commercial sector and unfavorable weather in many markets offset most of the early gains; except in the gypsum business, sales volumes were lower than 2001 in all of our major product lines.

Construction Materials

Our construction materials operations reported operating income of $70.9 million in the second quarter of 2002, $4.8 million lower than last year, while net sales of $522.3 million were 10.8 percent lower. The absence of results from recent divestments accounted for 64 percent and 39 percent of the decrease in earnings and net sales, respectively. The 2002 results reflect a decrease of both ready-mixed concrete and aggregate shipments of 6.2 percent and 3.8 percent, respectively. Overall, both ready-mixed concrete and aggregate average selling prices were essentially flat to the prior year upon conversion to U.S. dollars, with the devaluation of the Canadian dollar offsetting pricing improvements in local currency in both the U.S. and Canada.

In the U.S., the operating profit of $47.3 million was $0.4 million lower than 2001 as net sales decreased 4.7 percent, reflecting reduced ready-mixed concrete sales volumes. Ready-mixed concrete sales volumes decreased 6.2 percent mainly due to the absence of shipments in Wisconsin, the result of our divestment of those operations in the second half of 2001. Aggregate sales volumes were relatively flat to 2001, as increases from recent acquisitions offset continued weakness in the Great Lakes area due to a downturn in the steel industry and a sharp decline in New Mexico due to the absence of major projects that we had in 2001 and increased competitive activity in that market. Ready-mixed concrete average selling prices rose slightly compared to last year, while aggregate prices increased 2.1 percent due to price increases implemented in Maryland and New York as well as a shift in product mix to higher-value products. Asphalt and paving sales of $79.2 million were relatively flat compared to last year.

In Canada, earnings of $23.6 million were $4.4 million lower than 2001, while net sales declined 16.6 percent reflecting declines in ready-mixed concrete and aggregate sales volumes of 6.0 percent and 7.0 percent, respectively, and a drop in asphalt and paving sales. The absence of results from recent divestments accounted for 61 percent and 30 percent of the decrease in earnings and net sales, respectively. Ready-mix shipments in the Calgary and Toronto markets were impacted by weaker nonresidential construction activity, while Quebec volumes were 20 percent lower due in part to a concrete truck driver’s strike. Aggregate shipments were down from the prior year as higher volumes in western Canada were more than offset by shortfalls in the East, which were primarily the result of a strike by provincial workers in Ontario. During this strike, which was settled in early May, there was no tendering activity for provincially funded infrastructure projects and there has been a significant delay in project work since it was settled. Ready-mixed concrete average selling prices increased 3.4 percent in local currency due to annual price increases and project work with higher average selling prices, but the effective increase in U.S. dollars was reduced to 1.6 percent due to the devaluation of the Canadian dollar. Aggregate average selling prices decreased 0.9 percent in local currency as a result of a shift in the product mix in western Canada. Upon conversion to U.S. dollars average prices decreased 3.4 percent. Asphalt and paving sales of $77.6 million were $24.3 million lower than 2001 largely due to project delays as a result of the strike by provincial workers in Ontario.

Cement and Cement-Related Products

The operating profit from our cement and cement-related products operations totaled $100.9 million for the three months ended June 30, 2002, compared to $96.9 million in 2001, while net sales of $345.3 million decreased 1.5 percent. During the 2002 quarter, improved pricing and reduced costs helped to offset modest reductions in sales volumes, which were down 2.9 percent as volume gains seen in most regions in the first two months of the quarter were eliminated by reduced sales in June due to slower demand and wet weather in some markets. In 2002, terminal net realization (average selling price per ton less freight to customer) improved by 1.3 percent over the same period in the prior year.

In the U.S., operating income totaled $69.9 million, $5.3 million better than 2001, on net sales that were essentially flat. Operating results were affected by a 1.1 percent increase in terminal net realization due to price increases implemented in some of our key markets in April 2002. Sales volumes decreased 2.3 percent (70,000 tons), with the entire shortfall occurring in June as many markets experienced softening demand while construction activity in several markets suffered from wet weather. The 2001 results were negatively impacted by increased distribution costs resulting from spring flooding on the Mississippi River and start-up costs for our new production line at our Sugar Creek, Missouri plant.

Operating income in Canada totaled $31.0 million, $1.4 million lower than 2001. Canadian net sales decreased 4.7 percent reflecting reduced shipments and the impact from the devaluation of the Canadian dollar. Cement shipments decreased 5.0 percent (46,000 tons) primarily due to reduced activity in the oil and gas sector in western Canada and the absence of major projects we had in 2001. In local currency, terminal net realization improved 4.4 percent mainly due to price increases implemented in early 2002 and a shift to higher-value products, however, upon conversion to the U.S. dollar, the effective increase was reduced to 1.8 percent due to the devaluation of the Canadian dollar.

Gypsum

Gypsum operating results for the second quarter of 2002 continued to show significant improvement over the prior year, as the operating loss of $2.4 million improved $20.5 million from 2001. Net sales increased 84.3 percent to $62.5 million. The 2002 quarterly operating loss was largely due to a decline in volumes and prices in the month of June. The considerable improvement over last year was attributable to a significantly better pricing environment, higher sales volumes and improved manufacturing performance. The average drywall selling price in the 2002 second quarter of $97.80 per thousand square feet was 67.0 percent higher than the same period last year. The improvement in the average selling price reflected a 15 percent price increase implemented in March 2002, which followed three price increases in the second half of 2001. However, the average drywall selling price in June 2002 fell to approximately $93 per thousand square feet following a rather sharp decline in the market, which led to lower sales volumes and some price discounting. Total drywall sales volumes in the second quarter rose 27.0 percent to 521 million square feet, surpassing the previous quarter’s record of 517 million square feet. Our heritage operations reported an 11.6 percent increase in sales volumes due to improved output at our two new plants in Kentucky and Florida, as well as strong demand in residential markets. The volume increase also reflects the 63 million square feet shipped from our recently acquired Newark, New Jersey drywall manufacturing plant, which continues to contribute favorably to profits. Operating costs were lower than the prior year due to lower energy and paper costs, improved manufacturing performance, particularly at our Florida drywall plant where production costs in 2001 were high due to its start-up, and the absence of fixed costs associated with the start-up of a paper mill joint venture in 2001.

Selling and Administrative

Selling and administrative expenses of $78.8 million increased $4.7 million from 2001, and as a percentage of net sales increased from 8.0 percent in 2001 to 8.8 percent in 2002. The increased cost was mainly due to employee relocation costs related to the reorganization of our cement business and costs associated with our employee stock purchase plan as a result of an improved stock price.

Income from Managed Assets

During the three months ended June 30, 2002 we realized $3.0 million in net earnings related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Total proceeds from the management of these assets totaled $51.6 million, which included billings for the pro-rata minimum annual management fee ($3.0 million), direct payroll and related costs ($39.1 million), allocated selling, general and administrative expenses ($9.0 million), and incremental costs incurred ($0.5 million).

Other (Income) Expense, Net

Other (income) expense, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for the three months ended June 30, 2002 and 2001, respectively) include gains on sale of fixed assets ($4.4 million and $0.9 million), gains and losses on divestitures of businesses ($28.4 million gain and $0.6 million loss), loss on the sale of receivables under our securitization program ($0.6 million and $1.6 million), gain on natural gas commodity contracts ($1.3 million and zero), other postretirement benefit expense for retirees and pension costs ($4.3 million and $1.7 million), and other miscellaneous losses ($2.6 million and $1.9 million). Divestment gains in 2002 were attributable to the disposal of our paving stones business in eastern Canada. The gain on natural gas forward contracts resulted from the partial reversal of a liability recognized as of December 31, 2001 for the fair value of commodity contracts in accordance with SFAS No. 133 due to an increase in gas prices and a reduction in contracted amounts.

Interest Expense, Net

Net interest expense of $12.7 million was $0.2 million lower than the prior year due to reductions in net debt and the average interest rate on short-term borrowings, which were mostly offset by a $2.1 million reduction in capitalized interest.

Income Taxes

For the three months ended June 30, 2002 and 2001, we recorded income tax expense of $57.7 million and $27.6 million, respectively, as a result of earnings from our U.S. and Canadian operations. The 2001 income tax expense included the benefit from a one-time adjustment of Canadian $21 million (approximately U.S. $14 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. Excluding this one-time adjustment, the 2001 effective income tax rate was 36.4 percent, compared to 35.0 percent in 2002. The decrease in the 2002 effective tax rate from the adjusted 2001 rate is due to a reduction in the U.S. arising from the elimination of goodwill amortization in accordance with SFAS No. 142 and in Canada due to reductions in provincial tax rates.

Six Months Ended June 30, 2002

During the six months ended June 30, 2002, we reported net income of $53.7 million ($0.72 per diluted share), compared with net income of $20.7 million ($0.28 per diluted share) in the first six months of 2001. Our U.S. operations reported operating income of $81.5 million, $58.8 million better than 2001, while our Canadian operating profit of $30.0 million improved $13.8 million. The overall $72.6 million improvement was attributable to marked improvements in gypsum drywall sales volumes and prices as well as improved pricing and reduced costs in our cement businesses, which helped compensate for reduced results in construction materials due in part to recent divestments. Additionally, in 2002 we benefited from $31.5 million in divestment gains ($0.27 per diluted share), primarily from the sale of our paving stones business in the second quarter of 2002. Our 2002 results also reflect the adoption of new accounting rules under which goodwill is no longer amortized. Goodwill amortization in 2001 totaled $10.2 million, equivalent to $0.14 per share.

Net sales decreased 2.4 percent to $1,341.4 million, down from $1,374.2 million in 2001. U.S. net sales increased 3.9 percent to $899.5 million, while Canadian net sales of $441.9 million declined 13.1 percent. The decrease in net sales reflects the impact from recently divested operations and lower cement shipments, offset by an increase in gypsum net sales attributable to higher volumes and a better pricing environment.

Construction Materials

Our construction materials operations reported income of $18.6 million, $7.4 million lower than last year with recent divestments accounting for $2.3 million of the change. Net sales of $757.2 million were 9.0 percent lower than 2001, reflecting a decrease of both ready-mixed concrete and aggregate shipments of 5.1 percent and 3.1 percent, respectively. Ready-mixed concrete average selling prices were flat to the prior year while average aggregate selling prices increased 0.8 percent. The absence of results from recent divestments accounted for 31 percent and 44 percent of the decrease in earnings and net sales, respectively.

U.S. earnings totaled $25.4 million, $3.9 million lower than 2001 as net sales decreased 3.9 percent, resulting from reduced ready-mixed concrete, aggregate, and asphalt and paving sales volumes. Ready-mixed concrete sales volumes decreased 5.9 percent mainly due to the absence of shipments in Wisconsin, the result of our divestment of those operations in the second half of 2001, and lower shipments in the western U.S. due to weather-related conditions as well as a softening economy in southern Colorado and the absence of a significant project we had in New Mexico in 2001. Aggregate sales volumes declined 1.4 percent in 2002 as a result of weather and market conditions in the Great Lakes area and the western U.S. Ready-mixed concrete and aggregate average selling prices increased 0.8 percent and 2.0 percent, respectively, due to strong market conditions in Maryland and favorable product and geographic mix. Asphalt and paving sales of $94.9 million were down 3.1 percent from 2001 due to lower levels of paving activity in New Mexico and Colorado.

In Canada, the operating loss of $6.8 million was $3.5 million worse than 2001, while net sales declined 13.1 percent. The absence of results from recent divestments accounted for 80 percent and 30 percent of the decrease in earnings and net sales, respectively. Ready-mixed concrete sales volumes decreased 4.2 percent due to reduced activity in the commercial market and the impact of a concrete drivers’ strike in Quebec. Aggregate sales volumes decreased 4.6 percent, impacted by slow commercial and oil and gas activity and a provincial workers’ strike in Ontario. Ready-mixed concrete average selling prices increased 1.7 percent in local currency largely due to annual price increases and project work with higher average selling prices, however, upon conversion to U.S. dollars, prices decreased 0.8 percent due to the devaluation of the Canadian dollar. Aggregate average selling prices increased 1.3 percent in local currency as a result of a shift in the product mix to more high value products earlier in 2002, but decreased 1.2 percent upon conversion to U.S. dollars. Asphalt and paving sales of $98.8 million were $34.8 million lower than 2001 largely due to project delays as a result of the strike by provincial workers in Ontario.

Cement and Cement-Related Products

Operating income from our cement and cement-related products operations totaled $97.7 million, compared to $97.2 million in 2001, with net sales of $521.7 million decreasing 2.2 percent. The 2002 results were impacted by a 2.1 percent decrease in shipments, partially offset by a slight increase in terminal net realization of 0.3 percent.

In the U.S., operating income of $68.5 million improved $2.1 million over 2001 on net sales that were essentially flat to last year. The 2001 results were negatively impacted by increased distribution costs resulting from spring flooding on the Mississippi River and start-up costs for our new production line at our Sugar Creek, Missouri plant. Terminal net realization improved by a modest 0.3 percent due to price increases implemented in April 2002, while sales volumes were relatively flat to the prior year.

Canadian earnings totaled $29.2 million, $1.6 million lower than 2001, as net sales decreased 8.1 percent reflecting reduced shipments and the impact from the devaluation of the Canadian dollar. Cement shipments in Canada decreased 7.3 percent (106,000 tons) primarily due to reduced activity in the oil and gas and nonresidential sectors and poor weather in western Canada. In local currency, terminal net realization improved 2.8 percent mainly due to recently implemented price increases and a shift to higher-value products, however, upon conversion to the U.S. dollar terminal net realization was equal to the prior year.

Gypsum

The operating loss from our gypsum operations totaled $4.8 million on net sales of $120.8 million, compared to an operating loss of $42.1 million on net sales of $69.2 million in 2001. The considerable improvement over last year was attributable to a significantly better pricing environment, strong demand and improved manufacturing performance. Our average drywall selling price of $94.65 per thousand square feet was 44.0 percent higher than the same period last year, reflecting a 15 percent price increase implemented in March 2002 and three price increases in the second half of 2001. Total drywall sales volumes rose 36.6 percent over 2001, reaching 1,037 million square feet. Our heritage operations reported a 21.9 percent increase in sales volumes due to improved output at our two new plants in Kentucky and Florida, as well as strong demand in residential markets. The volume increase also reflects the 112 million square feet shipped from the Newark, New Jersey drywall plant that we acquired late in January 2002. Operating costs were also lower than the prior year due to lower energy and paper costs and improved manufacturing performance, particularly at our Florida drywall plant where production costs in 2001 were high due to its start-up, and the absence of costs associated with the start-up of a paper mill joint venture in 2001.

Selling and Administrative

Selling and administrative expenses of $149.2 million increased $2.9 million from 2001, and as a percentage of net sales increased from 10.6 percent in 2001 to 11.1 percent in 2002. The increase in costs was mainly due to employee relocation costs incurred related to the reorganization of our cement business and employee stock purchase plan expenses resulting from an increased stock price, offset somewhat by the absence of costs incurred in our construction materials group in 2001 related to the implementation of a shared service center and for the establishment of a management training program.

Income from Managed Assets

During the six months ended June 30, 2002 we realized $6.0 million in net earnings related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Total proceeds from the management of these assets totaled $99.4 million, which included billings for the pro-rata minimum annual management fee ($6.0 million), direct payroll and related costs ($74.3 million), allocated selling, general and administrative expenses ($18.1 million), and incremental costs incurred ($1.0 million).

Other (Income) Expense, Net

Other (income) expense, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for the six months ended June 30, 2002 and 2001, respectively)

include gains on sale of fixed assets ($6.9 million and $1.2 million), gain on divestitures of businesses ($31.5 million and $2.0 million), loss on the sale of receivables under our securitization program ($1.3 million and $3.7 million), gain on natural gas commodity contracts ($5.9 million and zero), other postretirement benefit expense for retirees and pension costs ($8.5 million and $5.0 million), and other miscellaneous losses ($5.2 million and $2.9 million). Divestment gains in 2002 related to the disposal of our pressure pipe and paving stones businesses in eastern Canada. The gain on natural gas forward contracts resulted from the partial reversal of a liability recognized as of December 31, 2001 for the fair value of commodity contracts in accordance with SFAS No. 133 due to an increase in gas prices and a reduction in contracted amounts.

Interest Expense, Net

Net interest expense of $22.4 million was $2.4 million lower than the prior year due to reductions in net debt and the average interest rate on short-term borrowings, offset somewhat by a $2.0 million reduction in capitalized interest.

Income Taxes

For the six months ended June 30, 2002, we recorded income tax expense of $30.8 million compared to an income tax benefit of $9.8 million in the prior year. The 2001 income tax benefit resulted from a onetime adjustment of Canadian $21 million (approximately U.S. $14 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. Excluding this one time adjustment, the effective income tax rate was 38.7 percent in 2001, compared to 36.5 percent in 2002. The lower effective income tax rate resulted from a reduction in the U.S. due to the elimination of goodwill amortization in accordance with SFAS No. 142 and in Canada due to reductions in provincial tax rates.

Twelve Months Ended June 30, 2002

For the twelve months ended June 30, 2002, we reported net income of $267.1 million, a $60.2 million improvement over the $206.9 million reported in the same period for 2001. Earnings from operations of $473.7 million increased $132.9 million from the $340.8 million earned in the 2001 period, as U.S. operating income of $261.9 million increased $56.0 million and Canadian operating income of $211.8 million improved $76.9 million. The increase in U.S. operating income was due to an improved drywall price trend, which began in mid-2001. Improvement in Canadian operating income was driven by the December 2000 merger with the Warren Paving & Materials Group and higher cement results.

Net sales of $3,290.3 million increased $340.9 million from $2,949.4 million in the 2001 period, as net sales in the U.S. and Canada increased 7.4 percent and 19.3 percent, respectively. The increase in net sales reflects higher sales volumes in all product lines, which was largely attributable to recent acquisitions and the impact of gypsum plants that were brought on line in the 2002 period.

Construction Materials

Our construction materials operations earned $228.2 million, $55.7 million better than the 2001 period, as net sales increased 13.8 percent to $1,998.7 million. The improvement in operating results is mainly due to the impact of recent acquisitions, most significantly the late December 2000 merger with the Warren Paving & Materials Group. Ready-mixed concrete and aggregate sales volumes improved 2.5 percent and

1.1 percent, respectively. Ready-mixed concrete sales prices were relatively flat while aggregate sales prices increased 4.6 percent.

In the U.S., earnings of $127.3 million were $15.2 million better than last year. Ready-mixed concrete average selling prices increased 1.9 percent. Ready-mixed concrete sales volumes increased 4.1 percent largely due to the acquisition of Pine Hill Material Corp. in February 2001, partially offset by lower sales volumes in Wisconsin where we sold our operations in the fourth quarter of 2001. Aggregate sales volumes and average selling prices improved 15.8 percent and 3.2 percent, respectively. The improved aggregate sales volumes were mainly due to the impact of recent acquisitions offset somewhat by softer market conditions in the Great Lakes area and western U.S. Asphalt and paving sales of $284.3 million were up 6.0 percent from 2001 primarily due to significant projects in New Mexico in 2002.

In Canada, earnings from operations of $100.9 million were $40.5 million better than 2001 mainly due to the December 2000 merger with the Warren Paving & Materials Group. In the 2002 period, operating income from the Warren operations totaled $31.4 million, compared to a seasonal loss recorded in the 2001 period (six months ended June 30, 2001) of $11.9 million. Ready-mixed concrete sales volumes increased 1.0 percent primarily due to an increase in project work in the 2002 period. Ready-mixed concrete average selling prices increased 2.0 percent in local currency, however, upon conversion to U.S. dollars the average sales price was relatively flat. Aggregate sales volumes increased 15.2 percent due to the addition of Warren, while aggregate average selling prices increased 1.3 percent in local currency as a result of annual price increases and changes in product mix. However, when converted to U.S. dollars the average selling price declined 1.2 percent due to the devaluation of the Canadian dollar. Asphalt and paving sales of $422.0 million were up $207.7 million from 2001 primarily due to the December 2000 merger with the Warren Paving & Materials Group.

Cement and Cement-Related Products

Earnings from our cement and cement-related products operations totaled $314.4 million, $9.0 million higher than the prior year period, as net sales improved $22.0 million to $1,226.6 million. Earnings from U.S. operations totaled $202.5 million compared to $210.1 million in the 2001 period. The drop in operating income was primarily due to start-up-related costs for a new production line at our Sugar Creek, Missouri plant. Partially offsetting these higher costs were increased sales volumes, which improved 3.8 percent mainly due to mild weather in late 2001 and early 2002, and a terminal net realization increase of 1.8 percent due to annual price increases. Earnings from Canadian operations of $111.9 million were $16.6 million higher than 2001. Sales volumes were relatively flat to the prior year, while terminal net realization increased 4.4 percent in local currency, however, upon conversion to U.S. dollars the increase was reduced to 1.8 percent. The increase in terminal net realization in local currency resulted from annual price increases and improved product and market mix.

Gypsum

For the twelve months ended June 30, 2002, the operating loss from our gypsum operations totaled $32.1 million, $38.3 million better than last year, as net sales of $204.0 million increased 61.0 percent. The increase in operating results was due to a 13.1 percent increase in the average drywall selling price resulting from three price increases in the last half of 2001 and a 15 percent price increase in March 2002. Drywall shipments were 51.8 percent higher than 2001 mainly due to the volumes sold from our two new plants in Kentucky and Florida and the Newark, New Jersey plant that was acquired late in January 2002.

Selling and Administrative

Selling and administrative expenses of $299.0 million were $13.6 million higher than in the 2001 period primarily due to growth in our construction materials operations. Further, higher expenses were incurred in 2002 due to employee relocation costs related to the reorganization of our cement operations and cost related to our employee stock purchase plan as a result of an improved stock price. As a percentage of net sales, selling and administrative expenses decreased from 9.7 percent last year to 9.1 percent in the 2002 period, as synergies created by the integration of recent acquisitions and the managed Blue Circle assets and efficiency programs helped to mitigate inflationary cost increases.

Income from Managed Assets

For the twelve months ended June 30, 2002, we realized $11.6 million in net earnings related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Total proceeds from the management of these assets totaled $109.2 million, which included billings for the pro-rata minimum annual management fee ($11.6 million), direct payroll and related costs ($74.4 million), allocated selling, general and administrative costs ($18.1 million), allocated integration costs ($4.1 million) and incremental costs incurred ($1.0 million).

Other (Income) Expense, Net

Other (income) expense, net consists of a variety of items that management believes are non-operating in nature. Key categories (with amounts for the twelve months ended June 30, 2002 and 2001, respectively) include gains on sale of fixed assets ($13.7 million and $8.7 million), gains on divestitures of businesses ($52.7 million and $8.0 million), loss on the sale of receivables under our securitization program ($4.7 million and $6.7 million), losses on natural gas commodity contracts ($2.2 million and zero), losses or gains for other postretirement benefit expense for retirees and pension costs ($10.4 million loss and $2.2 million gain), expenses for restructuring ($7.1 million and zero), and other miscellaneous gains and losses ($8.5 million loss and $6.4 million gain). Divestment gains in the 2002 period related primarily to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and non-strategic ready-mixed concrete businesses in Milwaukee, Wisconsin and pressure pipe and paving stones businesses in eastern Canada. The loss on the natural gas forward contracts resulted from recording a liability for the fair value of the commodity contracts in accordance with SFAS No. 133 due to a decline in forward gas prices below the fixed contractual amounts. Restructuring costs relate to the costs associated with reorganizing the cement business in the second half of 2001.

Income Taxes

Income tax expense increased from $95.6 million for the twelve months ended June 30, 2001 to $152.7 million in 2002. The 2001 income tax expense benefited from a one-time adjustment of Canadian $21 million (approximately U.S. $14 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. We expect this multi-year relief plan to positively impact earnings from Canadian operations going forward. Excluding this one-time adjustment, our effective income tax rate increased from 36.1 percent to 36.4 percent as the impact of higher non-tax deductible dividends paid to minority interests were essentially offset by the elimination of goodwill amortization in accordance with SFAS No. 142 and lower Canadian provincial tax rates.

Liquidity and Capital Resources

We have a syndicated, committed revolving credit facility totaling $300 million extending through April 17, 2007. At June 30, 2002, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

In April 2002, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2002, we had $275 million of commercial paper outstanding under the agreements, which expire on April 17, 2003.

During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of June 30, 2002 and 2001 and December 31, 2001 totaled $200.0 million, $200.0 million and $116.5 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are include in net cash provided by operations.

Net cash of $80.0 million was used in operating activities in the first six months of 2002 compared with $106.8 million during the same period in 2001. The decrease in cash used by operations was primarily due to an increase in net income, an increase in noncash charges for postretirement benefit obligations and deferred income taxes, offset somewhat by higher divestment gains in 2002. Net cash used for investing activities for the six months ended June 30, 2002 was $7.7 million lower than the same period last year primarily due to 2001 capital expenditures for our new gypsum drywall plant in Palatka, Florida, decreased acquisition activity in 2002 and proceeds from the sale of pressure pipe and paving stones businesses in eastern Canada, offset somewhat by purchases of short-term investments. In the first six months of 2002, net cash provided by financing activities was $115.4 million, a $73.1 million decrease from last year due primarily to a decrease in short-term and long-term borrowings, offset somewhat by the absence of a common stock buyback program, which expired in February 2002.

During the first six months of 2002, the most significant uses of cash were a net increase in operating working capital of $200.0 million, purchases of short-term investments of $124.8 million and capital expenditures of $123.1 million. The most significant source of funds was net short-term and long-term borrowings of $110.6 million and proceeds from property, plant and equipment dispositions of $60.9 million. This compares with a net increase in operating working capital of $210.3 million, no purchases of short-term investments, capital expenditures of $163.1 million, a net increase in short-term and long-term borrowings of $217.3 million and proceeds from property, plant and equipment dispositions of $4.3 million during the first six months of 2001.

Net cash provided by operating activities for the twelve months ended June 30, 2002 increased by $4.6 million over the same period in 2001 due to higher net income and increased depreciation and amortization charges, offset by higher gains on the sale of assets arising from the divestment of nonstrategic operations. Net cash used for investing activities of $375.5 million decreased by $184.4 million due to a decrease in capital expenditures and acquisitions and an increase in proceeds from divestments, offset somewhat by an increase in the purchases of short-term investments of $151.4 million. Capital expenditures decreased $64.0 million largely because ongoing development projects, such as the construction of the Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants, were completed in 2000 or early 2001. Spending on acquisitions decreased $163.1 million from the relatively high level in the 2001 period that arose from the December 2000 merger with the Warren Paving & Materials Group and the June 2000 acquisition of a quarry in Presque Isle, Michigan. Proceeds from the sale of nonstrategic assets, surplus land and other miscellaneous items totaled $122.8 million in the 2002 period, compared to $28.1 million in 2001, increasing mainly due to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and Milwaukee ready-mixed concrete businesses in the fourth quarter of 2001, our pressure pipe business in eastern Canada in early 2002 and our paving stones business in eastern Canada in June 2002. During the twelve months ended June 30, 2002, net cash consumed by financing activities totaled $116.0 million, compared to net cash provided by financing activities of $26.0 million in the 2001 period. The $142.0 million swing was due to a decrease in net short-term and long-term borrowings, offset somewhat by a reduction in the repurchase of common stock. Net short-term and long-term borrowings decreased $211.0 million from the 2001 period primarily due to the relatively high level of acquisitions in the 2001 period.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On May 10, 2002, we filed a Form 8-K dated May 6, 2002 (which we amended on May 16, 2002) in which we announced that upon the recommendation of its Audit Committee, the Board of Directors had dismissed Arthur Andersen LLP as our independent auditor and appointed Ernst & Young LLP to serve as the independent auditor for the fiscal year ending December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: August 14, 2002	By:	/s/ LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President
and Chief Financial Officer