Form 10-Q
period 2002-09-30
LAFARGE NORTH AMERICA INC
filed 2002-11-13
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

I.R.S. Employer Identification No.
58-1290226

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐

There were 68,831,930 shares of our Common Stock and 4,243,783 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of October 31, 2002, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2002

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30

	2002	2001	2002	2001	2002	2001

Net Sales	$1,099,021	$1,140,136	$2,440,444	$2,514,294	$3,249,170	$3,164,949

Costs, expenses and other income:
Cost of goods sold	784,618	841,938	1,900,640	2,012,378	2,494,943	2,513,074
Selling and administrative	83,687	74,709	232,846	220,935	308,002	292,595
Amortization of goodwill	—	5,222	—	15,452	5,189	19,965
Income from managed assets:
Management fees and cost reimbursement	(45,944)	(4,771)	(145,392)	(4,771)	(150,325)	(4,771)
Direct and allocated costs and expenses	42,944	2,126	136,392	2,126	138,325	2,126
Other (income) expense, net	3,758	2,020	(25,543)	10,402	(31,748)	(3,669)
Minority interests	1,621	1,617	6,317	4,869	8,455	4,869
Interest expense	13,285	12,801	38,879	41,119	52,267	53,507
Interest income	(3,832)	(434)	(7,066)	(4,009)	(9,672)	(17,801)

Total costs, expenses and other income	880,137	935,228	2,137,073	2,298,501	2,815,436	2,859,895

Earnings before income taxes	218,884	204,908	303,371	215,793	433,734	305,054
Income tax expense	(76,029)	(73,481)	(106,826)	(63,684)	(155,208)	(94,030)

Net Income	$142,855	$131,427	$196,545	$152,109	$278,526	$211,024

Net Income Per Share – Basic	$1.96	$1.83	$2.70	$2.11	$3.84	$2.92

Net Income Per Share – Diluted	$1.94	$1.80	$2.66	$2.09	$3.78	$2.91

Dividends Per Share	$0.15	$0.15	$0.45	$0.45	$0.60	$0.60

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30	September 30	December 31
	2002	2001	2001
	(unaudited)	(unaudited)	(audited)

Assets
Cash and cash equivalents	$227,764	$85,830	$202,446
Short-term investments	9,818	—	23,264
Receivables, net	622,834	596,689	495,956
Inventories	366,595	354,420	350,860
Other current assets	98,901	120,849	111,482

Total current assets	1,325,912	1,157,788	1,184,008
Property, plant and equipment (less accumulated depreciation and depletion of $1,566,474, $1,536,806 and $1,489,507)	2,219,900	2,185,997	2,195,114
Goodwill, net	486,763	478,047	474,401
Other assets	267,942	268,662	264,078

Total Assets	$4,300,517	$4,090,494	$4,117,601

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$494,419	$492,862	$555,496
Income taxes payable	81,051	76,380	72,640
Short-term borrowings and current portion of long-term debt	213,649	350,997	210,447

Total current liabilities	789,119	920,239	838,583
Long-term debt	673,112	682,786	674,616
Deferred income taxes	224,148	175,809	206,940
Accrued postretirement benefit cost	193,255	174,508	175,408
Minority interests	110,301	113,360	109,604
Other long-term liabilities	117,014	80,422	115,389

Total Liabilities	2,106,949	2,147,124	2,120,540

Common stock ($1.00 par value; authorized 150.0 million shares; issued 68.8, 67.7 and 67.9 million shares, respectively)	68,832	67,682	67,890
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.2, 4.5 and 4.2 million shares, respectively)	32,424	32,357	32,375
Additional paid-in-capital	713,743	680,147	684,700
Retained earnings	1,591,664	1,356,710	1,427,917
Accumulated other comprehensive loss	(213,095)	(193,526)	(215,821)

Total Shareholders’ Equity	2,193,568	1,943,370	1,997,061

Total Liabilities and Shareholders’ Equity	$4,300,517	$4,090,494	$4,117,601

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months		Twelve Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Cash Flows from Operations
Net income	$196,545	$152,109	$278,526	$211,024
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	135,804	142,976	186,988	198,502
Provision for bad debts	(3,093)	3,108	(95)	3,760
(Gain) loss on sale of assets	(35,844)	986	(60,881)	(1,324)
Other noncash charges and credits, net	18,833	(16,474)	24,126	9,254
Net change in operating working capital	(172,523)	(215,755)	67,173	96,673

Net Cash Provided by Operations	139,722	66,950	495,837	517,889

Cash Flows from Investing
Capital expenditures	(172,444)	(241,689)	(263,925)	(346,610)
Acquisitions, net of cash acquired	(27,454)	(82,243)	(25,826)	(234,729)
Redemptions (purchases) of short-term investments, net	13,446	—	(9,818)	—
Proceeds from property, plant and equipment dispositions	72,225	6,088	132,300	16,839
Other	3,380	1,489	(10,459)	(7,172)

Net Cash Used for Investing	(110,847)	(316,355)	(177,728)	(571,672)

Cash Flows from Financing
Net increase (decrease) in short-term and long-term borrowings (includes current portion)	1,698	169,073	(160,017)	23,558
Issuance of equity securities	23,576	14,751	27,267	14,750
Repurchase of common stock	—	(28,970)	—	(61,621)
Dividends, net of reinvestments	(29,273)	(30,076)	(38,960)	(34,746)

Net Cash Provided (Consumed) by Financing	(3,999)	124,778	(171,710)	(58,059)

Effect of exchange rate changes	442	(3,632)	(4,465)	(4,193)

Net Increase (Decrease) in Cash and Cash Equivalents	25,318	(128,259)	141,934	(116,035)
Cash and Cash Equivalents at the Beginning of the Period	202,446	214,089	85,830	201,865

Cash and Cash Equivalents at the End of the Period	$227,764	$85,830	$227,764	$85,830

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries, is North America’s largest diversified supplier of aggregate, concrete and concrete products, cement and cement-related products, gypsum drywall, and other construction materials used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 13.

We have approximately 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 54 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The change in the carrying value of goodwill, net for the nine months ended September 30, 2002, is as follows (in thousands):

		Cement and
	Construction	Cement-Related		Corporate and
	Materials Segment	Products Segment	Gypsum Segment	Unallocated	Total

Balance at January 1, 2002	$180,747	$12,336	$8,335	$272,983	$474,401
Goodwill acquired (divested)	(710)	—	10,695	—	9,985
Purchase accounting adjustments	(58)	—	—	2,143	2,085
Foreign currency translation adjustment	265	—	5	22	292

Balance at September 30, 2002	$180,244	$12,336	$19,035	$275,148	$486,763

Goodwill is recorded as of the date of acquisition based upon a preliminary purchase price allocation. We typically make adjustments to the preliminary purchase price allocation during the allocation period (generally not exceeding one year) as we finalize the fair value of certain assets and liabilities such as property, plant and equipment, intangible assets, pension and other post-retirement benefit obligations, contingent liabilities, and deferred and current income tax balances.

The purchase accounting adjustments reflected in the change in the carrying value of goodwill for the nine months ended September 30, 2002 include adjustments to the opening balance sheets of acquired entities to reflect acquired tangible assets (primarily property) and liabilities (primarily quarry remediation obligations) at their fair values as of the date of acquisition. These adjustments were made within twelve months of the respective acquisitions. In addition, the adjustments reflect our recognition of a liability for pre-existing tax contingencies associated with a past acquisition, upon our recent quantification of this liability. Certain tax contingencies related to a past acquisition have not been finalized. Once finalized, we will adjust goodwill to reflect their ultimate disposition.

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

The following table provides a reconciliation from reported net income to net income adjusted to exclude goodwill amortization expense, including any tax-related benefits:

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30

	2002	2001	2002	2001	2002	2001

Reported net income	$142,855	$131,427	$196,545	$152,109	$278,526	$211,024
Add back amortization of goodwill, net of tax	—	4,946	—	14,798	4,912	19,124

Adjusted net income	$142,855	$136,373	$196,545	$166,907	$283,438	$230,148

Net income per share — basic:
Reported net income	$1.96	$1.83	$2.70	$2.11	$3.84	$2.92
Add back amortization of goodwill	—	0.07	—	0.21	0.07	0.27

Adjusted net income per share — basic	$1.96	$1.90	$2.70	$2.32	$3.91	$3.19

Net income per share — diluted:
Reported net income	$1.94	$1.80	$2.66	$2.09	$3.78	$2.91
Add back amortization of goodwill	—	0.07	—	0.20	0.07	0.26

Adjusted net income per share — diluted	$1.94	$1.87	$2.66	$2.29	$3.85	$3.17

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

The following tables present details of other intangible assets, which are included in “other assets” in the condensed consolidated balance sheets (in thousands):

	September 30, 2002

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$16,190	$5,873	$10,317
Pension transition asset	10,000	600	9,400
Mineral rights	2,901	518	2,383
Debt financing costs	1,845	660	1,185
Non-compete contracts	2,388	740	1,648
Other	5,933	3,081	2,852

Total	$39,257	$11,472	$27,785

	September 30, 2001

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$17,422	$5,612	$11,810
Mineral rights	2,901	334	2,567
Debt financing costs	1,111	410	701
Non-compete contracts	2,729	680	2,049
Other	4,334	876	3,458

Total	$28,497	$7,912	$20,585

	December 31, 2001

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$16,659	$5,772	$10,887
Mineral rights	2,901	380	2,521
Debt financing costs	1,111	448	663
Non-compete contracts	2,634	744	1,890
Other	6,062	2,826	3,236

Total	$29,367	$10,170	$19,197

The amortization expense for intangible assets for the periods presented is as follows:

	Three Months		Nine Months		Twelve Months
	Ended		Ended		Ended
	September 30		September 30		September 30

	2002	2001	2002	2001	2002	2001

Amortization expense of
intangible assets	$1,549	$1,087	$4,326	$2,739	$5,184	$3,648

The following presents the estimated amortization expense for intangible assets for each of the next five years (in thousands).

2002	$3,042
2003	$2,779
2004	$2,714
2005	$2,306
2006	$2,057

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

5.	On July 1, 2002, we changed the estimated useful lives of the company’s cement assets which reduced depreciation expense by approximately $4.3 million for the quarter. The effect on net income (after tax) is approximately $2.8 million or $0.04 per share (on a quarterly basis).

6.	Under our receivables securitization program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We received proceeds from the sale of trade receivables totaling $600.0 million and $600.0 million for the three months ended September 30, 2002 and 2001, respectively, $1,374.1 million and $1,489.1 million for the nine months ended September 30, 2002 and 2001, respectively, and $1,875.9 million and $2,002.9 million for the twelve months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001 and at December 31, 2001, we administered $200.0 million, $200.0 million and $116.5 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income and amounted to $1.1 million and $2.0 million for the three months ended September 30, 2002 and 2001, respectively, $2.4 million and $5.6 million for the nine months ended September 30, 2002 and 2001, respectively, and $3.9 million and $8.7 million for the twelve months ended September 30, 2002 and 2001, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $93.5 million, $144.7 million and $87.0 million at September 30, 2002 and 2001 and at December 31, 2001, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

7.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At September 30, 2002 and 2001 and at December 31, 2001, our inventories consisted of the following (in thousands):

	September 30
			December 31
	2002	2001	2001

Finished products	$198,335	$192,732	$199,156
Work in process	26,616	24,520	23,187
Raw materials and fuel	68,645	69,189	60,214
Maintenance and operating supplies	72,999	67,979	68,303

Total inventories	$366,595	$354,420	$350,860

8.	In April 2002, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2002, we had $206 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 2.02 percent and maturity dates ranging from 4 to 90 days. The agreements, which expire on April 17, 2003, require the maintenance of certain financial ratios, among other restrictions.

9.	We recognized $3.0 million, $9.0 million and $12.0 million in fees for managing on behalf of Lafarge S.A. certain U.S. operations of Blue Circle Industries PLC during the three, nine and twelve months ended September 30, 2002, respectively. An amount of $2.6 million for such fees was recognized for the three, nine and twelve months ended September 30, 2001. These operations remain the property of Lafarge S.A. and their results are not consolidated with ours. In addition, for the three, nine and twelve months ended September 30, 2002 we recorded $42.9 million, $136.4 million and $138.3 million, respectively, in direct costs and expenses reimbursable from Lafarge S.A. under our agreement to manage the Blue Circle operations. An amount of $2.1 million was recorded for the three, nine and twelve months ended September 30, 2001. Such costs and expenses are reflected as “income from managed assets — direct and allocated costs and expenses” within the accompanying Condensed Consolidated Statements of Income, and are also reflected in “income from managed assets — management fees and cost reimbursements,” as these amounts are reimbursed by Lafarge S.A. These costs and expenses include payroll and other related costs and expenses incurred by us in connection with our employment of those individuals who carry on Blue Circle’s U.S. operations. We have employed these individuals pursuant to the terms of the Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001, which we entered into with Lafarge S.A. in connection with our agreement to manage the Blue Circle operations. Costs and expenses reimbursed under our agreement also include other direct costs that are attributable to the Blue Circle operations and an allocation of cement-related regional and central selling, general and administrative costs incurred by us (allocated pro rata based on cement sales revenues in accordance with the contracts with Lafarge SA).

10.	Cash paid for interest and income taxes is as follows (in thousands):

	Nine Months		Twelve Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Interest (net of amounts capitalized)	$28,029	$28,810	$55,070	$59,271
Income taxes (net of refunds)	$49,971	$12,623	$65,271	$82,763

11.	Net income per share for the three, nine and twelve months ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30

	2002	2001	2002	2001	2002	2001

Basic Calculation
Net income	$142,855	$131,427	$196,545	$152,109	$278,526	$211,024

Weighted average number of shares outstanding	73,016	71,981	72,736	72,035	72,567	72,154

Basic net income per share	$1.96	$1.83	$2.70	$2.11	$3.84	$2.92

Diluted Calculation
Net income assuming dilution	$142,855	$131,427	$196,545	$152,109	$278,526	$211,024

Weighted average number of shares outstanding	73,016	71,981	72,736	72,035	72,567	72,154
Net effect of the dilutive stock options based on the treasury stock method	270	545	523	472	524	343
Net effect of dilutive stock warrant based on the treasury stock method	278	456	657	262	655	—

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	73,564	72,982	73,916	72,769	73,746	72,497

Diluted net income per share	$1.94	$1.80	$2.66	$2.09	$3.78	$2.91

Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common equity share assumed the exercise of stock options and stock warrant, to the extent such conversion is dilutive, for all periods presented.

12.	Comprehensive income consists of the following (in thousands):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30

	2002	2001	2002	2001	2002	2001

Net income	$142,855	$131,427	$196,545	$152,109	$278,526	$211,024
Foreign currency translation adjustments	(52,988)	(40,953)	2,489	(56,612)	(6,593)	(53,687)
Minimum pension liability adjustment, net of income taxes	—	—	—	—	(13,213)	—
Change in fair value of derivative instruments, net of income taxes	853	—	237	—	237	—

Comprehensive income	$90,720	$90,474	$199,271	$95,497	$258,957	$157,337

13.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, goodwill amortization through December 31, 2001 related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., minority interests, interest, income taxes and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cement-Related Products, and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30

	2002	2001	2002	2001	2002	2001

Net sales:
Construction materials
Revenues from external customers	$678.0	$749.1	$1,433.1	$1,581.5	$1,925.5	$1,971.9
Intersegment revenues	1.3	0.1	3.4	0.1	3.3	0.1
Cement and cement related products
Revenues from external customers	362.9	351.6	828.4	824.2	1,101.0	1,059.6
Intersegment revenues	46.4	45.4	102.6	106.3	137.9	138.1
Gypsum
Revenues from external customers	58.1	39.4	178.9	108.6	222.7	133.5
Eliminations	(47.7)	(45.5)	(106.0)	(106.4)	(141.2)	(138.3)

Total net sales	$1,099.0	$1,140.1	$2,440.4	$2,514.3	$3,249.2	$3,164.9

Income (loss) from operations:
Construction materials (a)	$118.2	$125.6	$136.8	$151.6	$220.8	$199.4
Cement and cement-related products (a)	139.9	130.0	237.6	227.2	324.3	302.6
Gypsum (a)	(5.8)	(16.1)	(10.6)	(58.2)	(21.8)	(78.0)
Corporate and other	(22.3)	(20.6)	(22.3)	(62.8)	(38.5)	(78.4)

Total income from operations	230.0	218.9	341.5	257.8	484.8	345.6
Minority interests	(1.6)	(1.6)	(6.3)	(4.9)	(8.4)	(4.9)
Interest expense, net	(9.5)	(12.4)	(31.8)	(37.1)	(42.6)	(35.7)

Earnings before income taxes	$218.9	$204.9	$303.4	$215.8	$433.8	$305.0

(a)	Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30

	2002	2001	2002	2001	2002	2001

Net sales:
United States	$658.8	$652.7	$1,558.3	$1,518.1	$2,064.1	$1,944.7
Canada	440.2	487.4	882.1	996.2	1,185.1	1,220.2

Total net sales	$1,099.0	$1,140.1	$2,440.4	$2,514.3	$3,249.2	$3,164.9

Income from operations:
United States	$120.6	$110.9	$202.1	$133.6	$271.6	$180.8
Canada	109.4	108.0	139.4	124.2	213.2	164.8

Total income from operations	230.0	218.9	341.5	257.8	484.8	345.6
Minority interests	(1.6)	(1.6)	(6.3)	(4.9)	(8.4)	(4.9)
Interest expense, net	(9.5)	(12.4)	(31.8)	(37.1)	(42.6)	(35.7)

Earnings before income taxes	$218.9	$204.9	$303.4	$215.8	$433.8	$305.0

Assets by operating segment consist of the following (in millions):

	September 30
			December 31
	2002	2001	2001

Construction materials	$1,770.8	$1,788.8	$1,701.6
Cement and cement related-products	1,235.2	1,127.5	1,097.8
Gypsum	327.6	304.2	260.4
Corporate, Redland goodwill and unallocated	966.9	870.0	1,057.8

Total assets	$4,300.5	$4,090.5	$4,117.6

14.	On January 28, 2002, we acquired the assets of Continental Gypsum, an independent drywall manufacturer with annual capacity of more than 300 million square feet of 1/2-inch drywall, for $28.1 million. Based in Newark, New Jersey, Continental Gypsum complements our existing position in the New York City area, the single largest metropolitan drywall market in the world.

In April 2002, we divested non-strategic concrete paving stones and walls products business in Canada for approximately $43 million plus working capital, resulting in a divestment gain of $26.9 million.

15.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against the City of Sugar Creek, Missouri and us in the Circuit Court of Jackson County, Missouri at Kansas City. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of a plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against the City of Sugar Creek, Missouri and us. Dunn Industrial appears to be seeking in excess of $67 million in damages. The amount of our liability in connection with this suit remains uncertain. To date, the trial court has considered only whether issues raised by Dunn Industrial must be arbitrated rather than litigated. We have appealed the trial court’s ruling that Dunn Industrial may proceed without first seeking arbitration, on which ruling the appellate court has yet to rule. We believe Dunn Industrial’s claims are without merit and we intend to vigorously defend the suit.

In June 2001, LCI paid Canadian $15.6 million (approximately U.S. $10 million), including interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. The Supreme Court of Canada refused to hear LCI’s appeal of the Ontario Court of Appeal’s decision. We believe our insurance coverage (on which the Court of Appeal has yet to rule) will cover most of the damages paid to the plaintiffs, as well as a large part of the defense expenses and third party costs arising from the 1992 lawsuit. We have already expensed or taken reserves for the amounts not expected to be paid by its insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 220 homeowners have joined in the class action as potential claimants. Although we have not yet been able to determine the amount of the potential liability related to the 1999 class action, we believe that any liability that LCI may incur arising from the class action will not have a material adverse effect on our financial condition.

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

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, we record an estimate of the costs to be incurred as a liability in our financial statements. As of September 30, 2002, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at September 30, 2002. However, we have concluded that the possibility of material liability in excess of the amount reported in the September 30, 2002 Condensed Consolidated Balance Sheet is remote.

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

16.	In July of 2002 the FASB issued SFAS No, 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.

A fundamental conclusion in SFAS No 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lafarge North America Inc., together with its subsidiaries, is North America’s largest diversified supplier of construction materials. Our core businesses are organized into three operating segments:

Construction Materials — the production and distribution of construction aggregate, ready-mixed concrete, asphalt, the construction and paving of roads and other concrete products.

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

Three Months Ended September 30, 2002

During the three months ended September 30, 2002, we reported net income of $142.9 million, or $1.94 per share on a diluted basis. This compares with net income of $131.4 million, or $1.80 per diluted share, for the third quarter of 2001 as pricing gains in most product lines and improved cost performance in the company’s manufacturing facilities offset the impact of a weaker construction environment. Our U.S. operations reported operating income of $120.6 million, $9.7 million better than 2001, while Canadian operating income of $109.4 million improved $1.4 million. The overall $11.1 million improvement was attributable to marked improvement in gypsum drywall sales volumes and prices as well as improved pricing and reduced costs in our cement businesses, which helped compensate for the absence of $4.6 million of 2001 earnings from non-strategic construction materials businesses that we divested during the fourth quarter of 2001 and the first half of 2002. Our 2002 results also reflect the adoption of new accounting rules under which goodwill is no longer amortized. Goodwill amortization in the third quarter of 2001 totaled $5.2 million, equivalent to $0.07 per share. Further, the 2002 results were favorably impacted by a change in the estimated useful lives of the company’s cement assets which reduced depreciation expense by approximately $4.3 million for the quarter.

Net sales decreased 3.6 percent to $1.1 billion down $41.1 million from 2001 with the impact of recent divestments accounting for 57 percent of the decline. Net sales in the U.S. of $658.8 million increased 0.9 percent while net sales in Canada of $440.2 million decreased 9.7 percent from last year.

Construction Materials

Our construction materials operations earned $118.2 million, a $7.4 million decrease from last year, while net sales of $679.3 million were $69.9 million lower than 2001. The absence of results from recent divestments accounted for 61 percent and 34 percent of the decrease in earnings and net sales, respectively. The 2002 results reflect shipments of ready-mixed concrete that were relatively flat to prior year and a decline in aggregate shipments of 5.8 percent from prior year. Average selling prices of ready-mixed concrete and aggregate increased 1.1 percent and 2.6 percent from 2001, respectively.

In the U.S., operating income of $55.3 million was $4.7 million lower than 2001 and sales were down 7.5 percent. Ready-mixed concrete volumes decreased 8.0 percent from the same period last year largely due to the absence of shipments in Wisconsin, the result of our divestment of those operations in the second half of 2001. Excluding Wisconsin shipments from prior year, ready-mixed concrete volumes declined 2.3 percent due primarily to weakness in Colorado and heavy rain from tropical storm Isidore in Louisiana. Aggregate shipments declined 3.2 percent due to continued weakness in the Great Lakes and poor market conditions in Colorado. Ready-mixed concrete and aggregate average selling prices increased 2.1 percent and 1.8 percent, respectively, due to strong market conditions in Maryland and favorable product and geographic mix. Asphalt and paving sales of $109.0 million were relatively flat to prior year.

In Canada, earnings of $62.9 million were $2.7 million lower than 2001, including a $1.4 million reduction in earnings due to the impact of the weaker Canadian dollar and a $3.4 million reduction due to the absence of earnings from recent divestments. Net sales declined 10.8 percent as recent divestments accounted for 22 percent of the decrease. Improved ready-mixed concrete sales volumes and increased ready-mix and aggregate average selling prices partially offset these impacts. Ready-mixed concrete volumes increased 6.7 percent, much of which came from increased sales in eastern Canada, mainly due to a strong residential market and two large projects in Ontario. Aggregate shipments declined 7.6 percent from 2001 as higher volumes in western Canada were more than offset by shortfalls in the East, which were primarily due to weaker market conditions and lack of major projects similar to those in 2001. Ready-mixed concrete average selling prices were 4.0 percent higher than last year in local currency due to annual price increases and project work with higher average selling prices, but the effective increase was 1.8 percent upon conversion to U.S. dollars due to the devaluation of the Canadian dollar. Aggregate average selling price increased 5.7 percent in local currency as the result of annual price increases and changes in geographic and product mix, but due to the devaluation of the Canadian dollar the effective increase in U.S. dollars was reduced to 3.5 percent. Asphalt and paving sales of $179.9 million were $15.7 million lower than 2001 primarily in eastern Canada due to soft economic conditions and a provincial workers’ strike in Ontario in 2002 which significantly delayed paving projects. Although paving activity has increased somewhat since the end of the strike, business has not recovered to prior year levels.

Cement and Cement — Related Products

Our cement and cement-related products operations earned $139.9 million in the third quarter of 2002, a $9.9 million increase from last year while net sales increased 3.1 percent to $409.3 million. Reflected in the 2002 results is a change in the estimated useful lives of cement assets that favorably impacted earnings by $4.3 million for the quarter. During the 2002 quarter, improved pricing and reduced costs helped to offset modest reductions in sales volumes, which were down 0.6 percent as improved sales in most markets slightly offset declines in the Mississippi River and west Canada markets. In 2002, terminal net realization (average selling price per ton less freight to customer) increased 1.3 percent over the same period in the prior year.

Earnings from operations in the U.S. totaled $88.0 million, $5.0 million better than last year while net sales of $309.6 million improved 3.3 percent. The 2002 quarterly earnings were improved by the change in the estimated useful lives of cement assets that favorably impacted earnings by $3.1 million. Operating results were affected by a 1.1 percent increase due to an annual price increase implemented in some of our key markets in April 2002 which offset generally lower prices on paving projects, discounting in the Mississippi River markets and product mix. Sales volumes decreased 1.0 percent, as a modest improvement in the Great Lakes region was more than offset by weakness in the Mississippi River region, due in part to tropical storm Isidore.

Canadian operating earnings were $51.9 million, $4.9 million better than 2001 despite a $1.0 million decline due to the impact of the weaker Canadian dollar on the conversion of our Canadian results into U.S. dollars. Included in the 2002 quarter results is the change in the estimated useful lives of cement assets that favorably impacted earnings by $1.2 million. Canadian sales increased 2.4 percent compared to 2001 due to a 0.8 percent increase in cement shipments and a 5.0 percent increase in terminal net realization in local currency, mainly due to the annual price increase implemented in early 2002 and increased sales of higher-value products; however, when converted to U.S. dollars the effective increase was 2.7 percent due to the weakened Canadian dollar.

Gypsum

For the quarter, the gypsum division reported an operating loss of $5.8 million on net sales of $58.1 million, compared to an operating loss of $16.1 million on net sales of $39.4 million in 2001. The gypsum division’s results continued to be positively impacted by an improved pricing environment. Our average selling price for the three months ended September 30, 2002 of $94.89 per thousand square feet increased 34.8 percent from the same period last year. The improvement in the average selling price reflected price increases implemented in March 2002 and September 2002. Sales volumes increased 18.2 percent mainly due to the 54 million square feet shipped from our recently acquired Newark, New Jersey drywall manufacturing plant. Excluding the Newark shipments sales volumes were 5.4 percent above prior year due to improved output at our two new plants in Kentucky and Florida, and continued strength in the residential markets.

Selling and Administrative

Selling and administrative expenses of $83.7 million increased 12.0 percent from the comparable period in 2001, and as a percentage of net sales increased from 6.6 percent in 2001 to 7.6 percent in 2002. The increased cost was mainly due to the restructuring of our construction materials business and certain costs related to the improvement of its financial systems as well as employee relocation costs related to the reorganization of our cement business.

Income from Managed Assets

During the three months ended September 30, 2002 we realized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Proceeds from the management of these assets totaled $45.9 million, which included billings for the pro-rata minimum annual management fee ($3.0 million), direct payroll and related costs ($38.4 million), allocated selling, general and administrative expenses ($3.9 million), and incremental costs incurred ($0.6 million).

Other (Income) Expense, Net

Other (income) expense, net (with amounts for the three months ended September 30, 2002 and 2001, respectively) include gains or losses on sale of fixed assets ($2.7 million loss and $1.4 million gain), gains or losses on divestitures of businesses ($2.1 million loss and $0.2 million gain), loss on the sale of receivables under our securitization program ($1.1 million and $2.0 million), gain on natural gas commodity contracts ($1.8 million and zero), other postretirement benefit expense for retirees and pension costs ($4.2 million and $3.5 million), income from equity affiliates ($0.7 million and $0.5 million) and other miscellaneous gains ($3.8 million and $1.4 million). The gain on natural gas forward contracts resulted from the partial reversal of a liability recognized as of December 31, 2001 for the fair value of commodity contracts in accordance with SFAS No. 133 due to an increase in gas prices and a reduction in contracted amounts.

Interest Expense, Net

Net interest expense of $9.5 million was $2.9 million below prior year due to reduced short-term borrowings and a reduction in the average interest rate on short-term borrowings.

Income Taxes

For the quarters ended September 30, 2002 and 2001, we recorded income tax expense of $76.0 million and $73.5 million, respectively, as a result of earnings from U.S. and Canadian operations. Our effective income rate was 34.7 percent for the quarter ended September 30, 2002, compared to 35.9 percent for the same period last year. The prior year rate includes a favorable one-time deferred tax adjustment of approximately $1 million resulting from the lowering of federal and provincial tax rates in Canada. Excluding this adjustment, the prior year rate was 36.5 percent. The decrease in the 2002 effective tax rate from the adjusted 2001 rate is due to a reduction in the U.S. arising from the elimination of goodwill amortization in accordance with SFAS No. 142 and in Canada due to reductions in provincial tax rates.

Nine Months Ended September 30, 2002

During the nine months ended September 30, 2002, we reported net income of $196.5 million, ($2.66 per diluted share), compared with net income of $152.1 million ($2.09 per diluted share) in the first nine months of 2001. Our U.S. operations reported operating income of $202.1 million, $68.5 million higher than 2001, while in Canada, operating income totaled $139.4 million, $15.2 million higher than last year. The overall $83.7 million in improvement was attributable to marked improvements in gypsum drywall sales volumes and prices and lower gypsum drywall production costs as well as improved pricing and reduced costs in our cement business, which helped compensate for the absence of earnings from non-strategic construction materials businesses that we divested during the fourth quarter of 2001 and the first half of 2002. Our 2002 results also reflect the adoption of new accounting rules under which goodwill is no longer amortized. Goodwill amortization in 2001 totaled $15.5 million, equivalent to $0.21 per share. Further, the 2002 results were favorably impacted by a change in the estimated useful lives of the company’s cement assets as of July 1, 2002, which reduced depreciation expense by approximately $4.3 million in the third quarter.

Net sales totaled $2.4 billion, a 2.9 percent decrease from 2001 sales of $2.5 billion, as U.S. net sales increased 2.6 percent while Canadian net sales declined 11.5 percent. Of the $73.9 million decrease in net sales, $50.4 million is related to divestitures made since September 2001.

Construction Materials

Our construction materials operations earned $136.8 million, $14.8 million worse than 2001 with recent divestments accounting for $6.8 million of the change. Net sales decreased 9.2 percent, reflecting a 3.1 percent decline in ready-mixed concrete shipments and a 5.3 percent decline in aggregate shipments. Ready-mixed concrete average selling prices increased slightly, while aggregate average selling prices increased 1.6 percent. The absence of results from recent divestments accounted for 46.0 percent and 34.8 percent of the decrease in earnings and net sales, respectively.

U.S. earnings totaled $80.7 million, $8.7 million worse than 2001, while net sales decreased 5.4 percent resulting from reduced ready-mixed concrete, aggregate, and asphalt and paving sales volumes. Ready-mixed concrete shipments decreased 6.7 percent mainly due to the absence of shipments in Wisconsin, the result of our divestment of those operations in the second half of 2001. Excluding Wisconsin shipments in 2001, ready-mixed concrete volumes decreased 1.0 percent due to a softening economy in southern Colorado and the absence of a significant project we had in New Mexico in 2001. Aggregate shipments declined 2.2 percent as flat volumes in the eastern U.S. were offset by weak market conditions in Colorado. Ready-mixed concrete and aggregate average selling prices increased 1.3 percent and 1.9 percent, respectively, due to strong market conditions in Maryland and favorable product and geographic mix. Asphalt and paving sales of $204.0 million were 1.1 percent down from 2001 due to lower levels of paving activity and increased competitive pressure in New Mexico and Colorado.

Canadian operations reported operating income of $56.1 million, $6.1 million worse than 2001, including a $1.2 million reduction in earnings due to the impact of the weaker Canadian dollar, while net sales decreased 12.5 percent resulting from the absence of sales from divested operations as well as reduced aggregate and asphalt and paving sales volumes. The absence of results from recent divestments accounted for 84 percent and 18 percent of the decline in earnings and sales, respectively. Ready-mixed concrete volumes were relatively flat to prior year while aggregate volumes decreased 7.6 percent as reduced levels of paving and project work in Ontario more than offset stronger market conditions in the west. Ready-mixed concrete prices improved 2.7 percent in local currency largely due to annual price increases and project work with higher average selling prices; however, due to the devaluation of the Canadian dollar, in U.S. dollars, the effective increase was 0.6 percent. Aggregate average selling prices increased 3.2 percent in local currency due to annual price increases implemented in several eastern Canada markets and favorable product and geographic mix; however, the effective increase was 1.0 percent upon conversion to U.S. dollars. Asphalt and paving sales of $275.5 million were $50.1 million lower than 2001 due primarily to economic softness in Ontario and paving project delays as a result of a provincial workers’ strike earlier in 2002.

Cement and Cement — Related Products

Earnings from our cement and cement-related products operations totaled $237.6 million, $10.4 million better than last year with net sales of $931.0 million which were equal to last year. Further, depreciation expense in 2002 was favorably impacted by a change in the estimated useful lives of cement assets as of July 1, 2002, that favorably impacted earnings by $4.3 million in the third quarter. The 2002 results were impacted by a 1.5 percent decrease in shipments partially offset by a slight increase in terminal net realization of 0.6 percent.

U.S. earnings were $156.5 million, $7.1 million higher than 2001, while net sales improved 1.3 percent. The 2001 results were negatively impacted by increased distribution costs resulting from spring flooding on the Mississippi River and start-up costs for the new production line at our Sugar Creek Missouri plant.

Results were improved from 2001 by the change in the estimated useful lives of cement assets that favorably impacted earnings by $3.1 million. U.S. shipments declined slightly by 0.7 percent while average terminal net realizations in our principal U.S. markets improved by a modest 0.5 percent.

Earnings from Canadian operations of $81.1 million were $3.3 million better than 2001 despite a $1.7 million reduction in earnings due to the impact of the weaker Canadian dollar, while net sales decreased 3.6 percent. Included in the results is the change in the estimated useful lives of cement assets that favorably impacted earnings by $1.2 million. Canadian shipments decreased 3.9 percent primarily due to reduced activity in the oil and gas sector and nonresidential sectors in western Canada. Canadian selling prices increased by 3.2 percent in local currency due to general price increases and a more favorable product mix, but the effective increase was 1.1 percent when translated to U.S. dollars due to the devaluation of the Canadian dollar.

Gypsum

The operating loss from our gypsum operations totaled $10.6 million on net sales of $178.9 million, compared to an operating loss of $58.2 million on net sales of $108.6 million in 2001. The considerable improvement over last year was attributable to a significantly better pricing environment and improved manufacturing performance. Our average drywall selling price for the nine months ended September 30, 2002 of $94.72 per thousand square feet increased 40.5 percent from the same period last year reflecting price increases implemented in March 2002, September 2002 and the third quarter of 2001. Total 2002 drywall sales volumes of 1,537 million square feet were 30.0 percent ahead of last year. Our heritage operations reported a 16.0 percent improvement in sales volumes due to higher output at our two new plants in Kentucky and Florida as well as continued strong demand in residential markets. The volume increase also reflects 166 million square feet shipped from the Newark, New Jersey drywall plant that we acquired in late January 2002.

Selling and Administrative

Selling and administrative expenses of $232.8 million increased $11.9 million over the comparable period in 2001, and as a percentage of net sales increased from 8.8 percent in 2001 to 9.5 percent in 2002. The increased cost was primarily due to employee relocation costs related to the reorganization of our cement business as well as the restructuring of our construction materials business and certain costs related to the improvement of its financial systems.

Income from Managed Assets

During the nine months ended September 30, 2002 we realized $9.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Proceeds from the management of these assets totaled $145.3 million, which included billings for the pro-rata minimum annual management fee ($9.0 million), direct payroll and related costs ($112.7 million), allocated selling, general and administrative expenses ($22.0 million), and incremental costs incurred ($1.6 million).

Other (Income) Expense, Net

Other (income) expense, net (with amounts for the nine months ended September 30, 2002 and 2001, respectively) include gains on sale of fixed assets ($4.2 million and $2.6 million), gains on divestitures of businesses ($32.5 million and $2.2 million), loss on the sale of receivables under our securitization program ($2.4 million and $5.6 million), gain on natural gas commodity contracts ($7.7 million and zero), other postretirement benefit expense for retirees and pension costs ($12.8 million and $8.6 million), income or losses from equity affiliates ($1.1 million loss and $1.1 million income) and other miscellaneous losses ($2.6 million and $2.1 million). Divestment gains in 2002 related to the disposal of our pressure pipe and paving stone businesses in eastern Canada. The gain on natural gas forward contracts resulted from the partial reversal of a liability recognized as of December 31, 2001 for the fair value of commodity contracts in accordance with SFAS No. 133 due to an increase in gas prices and a reduction in contracted amounts.

Interest Expense, Net

Net interest expense of $31.8 million was $5.3 million lower than the prior year due to reductions in net debt and lower average interest rates on short term borrowings, offset somewhat by a reduction in capitalized interest.

Income Taxes

We recorded income tax expense of $106.8 million for the nine months ended September 30, 2002, compared to $63.7 million last year. The 2001 income tax benefited from a one-time adjustment of approximately Canadian $23 million (approximately U.S. $15 million) to reduce deferred tax balances to reflect a reduction in federal and provincial Canadian tax rates. Excluding this one time adjustment, our effective income rate was 36.6 percent for the nine months ended September 30, 2001, compared to 35.2 percent in 2002. The lower effective income tax rate resulted from a reduction in the U.S. due to the elimination of goodwill amortization in accordance with SFAS No. 142 and in Canada due to reductions in provincial tax rates.

Liquidity and Capital Resources

We have a syndicated, committed revolving credit facility totaling $300 million extending through April 17, 2007. At September 30, 2002, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.10 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate.

In April 2002, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2002, we had $206 million of commercial paper outstanding under the agreements, which expire on April 17, 2003.

The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At September 30, 2002, the company was in compliance with these requirements.

During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of September 30, 2002 and 2001 and December 31, 2001 totaled $200.0 million, $200.0 million and $116.5 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

Net cash of $139.7 million was provided by operating activities in the first nine months of 2002 compared with $67.0 million during the same period in 2001. The increase in cash provided by operations was primarily due to an increase in net income, a decrease in operating working capital and an increase in non-cash charges for postretirement benefit obligations, offset somewhat by higher divestment gains in 2002. Net cash used for investing activities for the nine months ended September 30, 2002 was $205.5 million lower than the same period last year primarily due to 2001 capital expenditures for our new gypsum drywall plant in Palatka, Florida, and our new production line at the Sugar Creek, Missouri cement plant, decreased acquisition activity in 2002 and proceeds from the sale of our pressure pipe and paving stone businesses in eastern Canada. In the first nine months of 2002, net cash consumed by financing activities was $4.0 million, compared with $124.8 million provided by financing activities during the same period in 2001 primarily due to a decrease in short-term and long-term borrowings, offset somewhat by the absence of expenditures for our common stock buyback program, which expired in February 2002.

During the first nine months of 2002, the most significant uses of cash were a net increase in operating working capital of $172.5 million and capital expenditures of $172.4 million. The most significant sources of funds were sales of $1.1 billion and proceeds from property, plant and equipment dispositions of $72.2 million. This compares with capital expenditures of $241.7 million, net increase in operating working capital of $215.8 million, acquisitions of $82.2 million and a net increase in short-term and long term borrowings of $169.1 million in the first nine months of 2001.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $300 million in 2002.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. We primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate changes on anticipated debt issuances. As of September 30, 2002, we do not have any derivative financial instruments outstanding associated with interest rate or foreign currency exchange rates.

Other factors affecting the company

We sponsor defined benefit pension plans whose pension fund assets consist principally of investments in equities and in government and other fixed income securities. The target asset allocation is 71 percent equities for the Corporation’s US plans, and 63 percent equities for its Canadian plans, with the remainder in fixed income securities.

On January 1, 2002, the market value of plan assets (including all qualified and non-qualified plans) exceeded the accumulated benefit obligations (calculated using a discount rate of 7.75 percent in the US and 6.50 percent in Canada) by $46 million. Based on a negative 16 percent return for the first 9 months of 2002, and assuming no movement in asset value during the fourth quarter, management estimates that the plans will have an unfunded accumulated benefit obligation of approximately $85 million as of December 31, 2002. Accordingly, the Company expects to record an additional minimum pension liability at December 31, 2002 equal to this unfunded accumulated benefit obligation plus any amount previously recorded as a prepaid pension cost asset. Investment results during 2002 will have no effect on the 2002 pension expense. Based upon current interest rates and market conditions, the Company expects to record a total pension expense for 2003 of approximately $25 million before income tax, as compared with expected net pension income of $0.1 million in 2002. Required pension contributions are expected to total approximately $18 million in 2003, as compared with $3.2 million in 2002. The expected increase in pension expense and pension funding requirements results from a combination of negative market returns and a reduction in the discount rates we will use to estimate our pension liabilities.

Based upon current and expected market conditions, management has decided to lower its expected return assumption for pension accounting and actuarial calculations from 9.0 percent to 8.5 percent beginning with the 2003 plan year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is contained in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in Item 2 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report and under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 15 of the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: November 13, 2002	By: /s/ Larry J. Waisanen Larry J. Waisanen Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Philippe R. Rollier, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Lafarge North America Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Philippe R. Rollier Philippe R. Rollier President and Chief Executive Officer

CERTIFICATION

I, Larry J. Waisanen, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Lafarge North America Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Larry J. Waisanen Larry J. Waisanen Executive Vice President and Chief Financial Officer