Form 10-K
period 2002-12-31
LAFARGE NORTH AMERICA INC
filed 2003-03-27
CIK 716783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland 12950 Worldgate Dr., Suite 500 Herndon, Virginia 20170 (703) 480-3600	I.R.S. Employer Identification No. 58-1290226

      Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange, Inc. The Toronto Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the company at June 30, 2002 was $1,178,695,847.

      There were 68,934,588 shares of Common Stock and 4,228,339 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of March 12, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

LAFARGE NORTH AMERICA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2002

i

FORWARD-LOOKING STATEMENTS

      Statements we make in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions (‘Factors‘) that are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	the cyclical nature of our business

•	national and regional economic conditions in the U.S. and Canada

•	Canadian currency fluctuations

•	seasonality of our operations

•	levels of construction spending in major markets

•	supply/demand structure of our industry

•	significant changes in the cost of fuel, energy and other raw materials.

•	competition from new or existing competitors

•	unfavorable weather conditions during peak construction periods

•	changes in and implementation of environmental and other governmental regulations

•	our ability to successfully identify, complete and efficiently integrate acquisitions

•	our ability to successfully penetrate new markets

•	international events that may disrupt the world economy

      In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

      Throughout this discussion, when we refer to Lafarge, the company, us, we or our, we mean Lafarge North America Inc. and its subsidiaries. Our executive offices are located at 12950 Worldgate Drive, Suite 500, Herndon, Virginia 20170, and our telephone number is (703) 480-3600.

PART I

Item 1.     BUSINESS

     Who are we?

      Lafarge North America Inc., together with its subsidiaries, is the largest supplier of cement and a leading ready-mixed concrete supplier in North America (U.S. and Canada). We are also one of the top four producers of construction aggregate (crushed stone, sand and gravel) and a leading manufacturer of gypsum drywall. We have over 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. Additionally, we entered into an agreement in mid-2001 with Lafarge S.A., our majority shareholder, to manage and operate approximately 100 cement and construction materials businesses in the U.S. These businesses, which we refer to as the Managed Assets and which Lafarge S.A. obtained in the acquisition of Blue Circle Industries PLC in July 2001, remain the property of Lafarge S.A. and their operating results are consolidated with Lafarge S.A.’s results. Unless otherwise indicated, our discussions below refer to our assets and operations, exclusive of the Managed Assets and their operations.

      Our products are used in the construction of such diverse projects as roads, offices, factories, hospitals, department stores, sports stadiums, banks, museums, high-rise apartments, amusement parks, swimming pools and bridges. In 2002, excluding the Managed Assets, we generated net sales of $3.3 billion and we shipped 117.1 million tons of aggregate, 11.1 million cubic yards of ready-mixed concrete, 13.8 million tons of cement and 2.0 billion square feet of gypsum drywall.

      Our geographic and product diversity, although essential to increasing and maintaining our leadership in the industry, is only part of Lafarge. The other essential part of our business is the more than 15,500 people we employ. Our employees provide customers with technical, engineering, research and customer service support to create, use and implement special types and applications of our products to meet specified structural and stringent environmental demands.

     How are we organized; what do we make?

      Our business is organized into three operating segments: construction materials, cement and cement-related products, and gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. The company’s products are used in residential, commercial, institutional and public works construction.

•	Construction Materials

–	Produces and supplies aggregates, ready-mixed concrete, concrete products and asphalt; and

–	Provides road paving and construction services.

•	Cement and Cement-Related Products

–	Produces and distributes Portland and specialty cements; and

–	Distributes cementitious materials such as fly ash, slag, silica fume and blended cements.

•	Gypsum

–	Produces and distributes a full line of gypsum drywall products and joint compound.

      You may evaluate the financial performance of each of our segments by reviewing “Management’s Discussion of Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth under Part II, Item 7 of this Annual Report and the “Notes to Consolidated Financial Statements — Note 17 Segment and Related Information” in Financial Statements and Supplementary Data set forth under Part II, Item 8 of this Annual Report, which are incorporated herein by reference.

     What is the Lafarge Group?

      We are part of the Lafarge Group, a global company headquartered in France, which includes Lafarge S.A. and its consolidated subsidiaries. Lafarge S.A. and its affiliates hold approximately 54 percent of our common stock. The Lafarge Group is the world leader in building materials, holding top-ranking positions in all four of its divisions: cement; aggregates and concrete; roofing; and gypsum. The Lafarge Group employs approximately 77,000 people in 75 countries. In 2002, the Lafarge Group generated sales in excess of $13.9 billion.

      Among other things, the Lafarge Group provides marketing, technical, research and development, and managerial assistance to us. For example, the Lafarge Group’s 30-year experience in the gypsum business and building new plants around the world supported our entry into the gypsum industry.

     How our Company developed

1956	Our majority shareholder, Lafarge S.A., entered the North American cement market by building a cement plant in Richmond, British Columbia and forming Lafarge Cement North America.

1970	Lafarge S.A. acquired Canada Cement Company (now Lafarge Canada Inc., our Canadian subsidiary), already Canada’s largest cement producer.

1974	Lafarge Canada entered the U.S. market through a joint venture to operate three U.S. cement plants.

1977	Although the joint venture terminated, we were incorporated in Maryland in 1977 as Citadel Cement Corporation of Maryland and operated two of the three U.S. cement plants.

1981	Lafarge Canada acquired the common stock of General Portland Inc., the second largest cement producer in the U.S. at that time.

1983	A corporate reorganization established us as the parent of Lafarge Canada and General Portland. We completed our initial public offering of common stock.

1986	We acquired National Gypsum’s Huron Cement Division, consisting of the Alpena, Michigan cement plant (North America’s largest cement plant), 13 inland cement terminals and several Great Lakes distribution facilities. We also acquired Systech Environmental Corporation, which processes fuel-quality waste and alternative raw materials for use in our cement kilns.

1989	We acquired 32 plant facilities in five states and mineral reserves from Standard Slag Holding Company, significantly expanding our construction materials operations in the U.S.

1991	We acquired three cement plants, 15 cement terminals, two quarries and more than 30 ready-mixed concrete and aggregate operations in the Mississippi River Basin when we acquired Missouri Portland Cement Company and Davenport Cement Company.

1993	We divested our Alabama cement assets and implemented new organizational structures in cement and construction materials to improve efficiency of our operations.

1994	We divested our Texas assets.

1995	We acquired National Portland Cement’s 600,000 ton capacity cement grinding plant in Port Manatee, Florida.

1996	We entered the North American gypsum market when we bought two gypsum drywall plants from Georgia Pacific, one located in Buchanan, New York and the other in Wilmington, Delaware, creating our new operating segment, Lafarge Gypsum.

1997	We began work on new state-of-the-art cement manufacturing plants to replace existing facilities in Richmond, British Columbia and Sugar Creek, Missouri. The Richmond plant, completed in 1999, increased annual clinker production capacity from approximately 600,000 tons to 1.1 million tons. The Sugar Creek plant and underground limestone mine, started production in the first half of 2002, and has a rated capacity of 1.1 million tons of cement a year.

1998	We finalized the largest acquisition in our history when we bought the construction materials businesses of Denver, Colorado based Western Mobile, Inc.; Redland Genstar Inc. of Towson, Maryland; and the Ontario and New York based aggregate operations of Redland Quarries Inc. from Lafarge S.A. for $690 million. This acquisition, which we refer to as Redland, made us the largest diversified supplier of construction materials in North America. We also acquired a cement plant in Seattle, Washington, two cement distribution facilities (one of which we subsequently sold) and a limestone quarry in British Columbia from Holnam, Inc.

1999	We began construction of a state-of-the-art drywall manufacturing plant in Silver Grove, Kentucky, which became operational in June 2000. We also broke ground on an almost identical drywall manufacturing plant in Palatka, Florida, which became operational in January 2001. These plants are the largest single line drywall production facilities in the U.S. and have a combined estimated annual capacity of 1.8 billion square feet of 1/2-inch drywall, tripling our then existing drywall capacity. The plants were built to satisfy 100 percent of their primary raw material requirements by using recycled materials, including reclaimed paper and synthetic gypsum.

2000	We acquired the Presque Isle Corporation, a Michigan-based quarry operation. We also completed a merger with the Warren Paving & Materials Group, at the time Canada’s largest privately held supplier of construction aggregate. The Warren merger added 23 aggregate operations and 55 asphalt plants in British Columbia, Alberta, Saskatchewan, Ontario and Quebec. These acquisitions added 2 billion tons of aggregate reserves and over 25 million tons of annual sales volume.

2001	In July 2001, we entered into an agreement with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. The agreement grants us management authority for most of Blue Circle’s U.S. business, which includes five full production cement manufacturing plants, 11 cement terminals, a slag grinding facility, 13 aggregate-producing pits and quarries, 61 ready-mixed concrete plants and several concrete block operations. The agreement provides for a fixed annual management fee plus incentives for improving operating results, and includes an option to purchase the assets anytime between July 2002 and December 2004 at a fixed price subject to certain adjustments at the time of the exercise. In addition to the assets covered under the management contract, we also purchased several Blue Circle construction material assets outright. These businesses include four sand and gravel operations in Ontario and one near Buffalo, New York, which have more than 2.5 million tons of sales annually, two ready-mixed concrete plants in Ontario and a cold patch asphalt business with operations in Canada and the U.S.

Also in 2001, we purchased substantially all of the assets of Pine Hill Materials Corporation and American Readi-Mix Concrete Corporation, New York-based construction materials companies. We also acquired Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado; and several other smaller operations throughout North America. These acquisitions increased our annual production by over 2 million tons of aggregate and 500,000 cubic yards of ready-mixed concrete.

In addition, in December 2001 we divested our joint-venture interest in Centennial Concrete Pipe & Products in Canada.

2002	In January 2002, we acquired Continental Gypsum, a Newark, New Jersey-based gypsum operation. The purchase added more than 300 million square feet of 1/2-inch drywall capacity to our gypsum operations. This acquisition complements our position in the New York City area, in addition to the new plants in Silver Grove, Kentucky and Palatka, Florida that serve the North Central and Southeast markets.

In November, we idled our manufacturing operations at our gypsum drywall plant in Wilmington, Delaware as part of an ongoing strategy to service customers predominantly from newer, more efficient plants.

In addition, we divested our Pressure Pipe businesses in February 2002 and our Paving Stone operations in May 2002 in East Canada.

     What were our acquisitions and capital improvements in 2002?

      In January 2002, we acquired Continental Gypsum. The purchase price for the Continental Gypsum plant and other assets was approximately $90 per thousand square feet of annual capacity, or $28.1 million. Based in Newark, New Jersey, Continental Gypsum was an independent drywall manufacturer with annual capacity of more than 300 million square feet.

      Our business is relatively capital-intensive. During the three-year period ended December 31, 2002, our capital expenditures were $1,012.7 million, principally for the construction of new facilities and the modernization or replacement of existing equipment. Of this amount, construction materials, cement and cement-related products, and gypsum expended approximately 33 percent, 44 percent and 18 percent, respectively. During the same period, we also invested approximately $481.9 million in various acquisitions that expanded our market and product lines. Of this amount, construction materials and gypsum expended approximately 93 percent and 7 percent, respectively. During the three-year period ended December 31, 2002, operating cash flows and divestment proceeds totaled $1.5 billion.

      In 2002, operating cash flows and divestment proceeds totaled $501 million, while investments (capital expenditures and acquisitions) reached $279 million. During 2002, proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $77 million, consisting principally of the disposal of our Pressure Pipe and Paving Stone businesses in eastern Canada.

      In 2003, we expect capital expenditures to total approximately $300 million to $350 million, excluding acquisitions. We intend to invest in projects that maintain or improve the performance of our plants, as well as in acquisition opportunities that will enhance our ability to compete. The 2003 capital expenditures are scheduled to include the final expenditures on the Sugar Creek cement plant and the Chicago slag projects, distribution and storage projects in British Columbia and Iowa, renewal of our construction materials mobile equipment fleet, construction of a replacement rock shed at the gypsum plant in Silver Grove, Kentucky, and ongoing upgrades of our IT systems.

     What is our business strategy?

      Our ambition is to lead the industry, set new standards and be a step ahead of the competition. Leading requires a continued advance into new territory, building bridges between people, projects and possibilities.

      Our core business strategy is defined by four fundamental elements — growth and development, performance, commitment to change and leveraging our size.

•	Growth and Development, both through acquisitions and internal development, is one of our highest priorities. We actively pursue acquisitions that create value for our shareholders and leverage our operational excellence. In 2002, we strengthened our competitive position through acquisitions and capital improvements in each of our three segments: construction materials, cement and cement-related products, and gypsum. These acquisitions and capital improvements are discussed previously in this Annual Report under “What were our acquisitions and capital improvements in 2002?” Further, in 2001 we obtained an option to acquire specific cement and construction materials businesses in the U.S. from Lafarge S.A., who obtained these assets in the acquisition of Blue Circle Industries PLC. We managed and operated these assets during 2002 (for an annual fee of $12 million).

Our strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating plan in any economic environment and to capitalize on opportunities when they arise. Our ratio of long-term debt to total capitalization has decreased from 21.7 percent at the end of 2000 to 20.6 percent in 2001 and 18.8 percent in 2002, levels well within our internal target range. We continue to pursue opportunities, particularly in the highly fragmented aggregate market where we are poised to be a major strategic player in this consolidating industry. In fact, we have become one of North America’s top four aggregate producers as our sales reached 117.1 million tons in 2002, almost three times the production level reached just six years earlier.

We blend market opportunity with environmental sustainability and partner with other industries to minimize waste. Sustainability is a major focus for Lafarge.

•	Performance encompasses the range of programs we have established for manufacturing efficiency, cost control and continuous improvement.

Our vision of operational excellence includes common operating models, the rigorous application of best business practices and the implementation of management information systems to improve our operating performance. These types of programs remain priorities for all of our product lines and are supported at the corporate level through our corporate technical services and our marketing departments for the cement and cement-related products segment and our aggregate, concrete and asphalt and paving performance departments in the construction materials segment.

Our commitment to operational excellence was demonstrated through our ability to manage the assets of Blue Circle as we agreed to do in 2001. Throughout 2002, both organizations have worked on achieving savings and synergies that could be captured by networking our manufacturing, distribution and sales systems and applying the best practices of both companies. Further, our cement operations saw a decline in fixed manufacturing costs, particularly maintenance costs, as a result of cost reduction initiatives put into place at the plant level. In 2003, a continued focus on cement performance is evidenced by the launch of the “Advance” performance program. Additionally, our construction materials operations are getting positive results from the across-the-board application of standardized operating models, focused both on revenue enhancement and cost reduction, in our nearly 1,000 locations. An example is the significant cost improvement in the aggregate product line, due to the full implementation of the “Rock 2002” performance program. Finally, in our gypsum operations we have launched a program to improve manufacturing performance, making significant inroads by reducing fixed costs and raw material costs, increasing line productivity, and supplying paper from our joint venture.

We have also developed a company-wide employee recognition program, the President’s Award for Commitment to Excellence (“PACE”), to reward those who are leading the charge on innovation. In 2002, PACE awards were presented to individual employees and teams from around the company in recognition of their contributions that created value for the company and supported the strategic objectives of our business. The winning ideas captured a range of process improvements, ways to maintain and grow market share, and projects to capture savings through relatively simple, cost-effective fixes. In due course, we believe many of these ideas will be incorporated into best practices.

•	Commitment to Change provides a third pathway to superior performance.

Effective January 1, 2002, we launched a new organizational structure for the cement and cement-related products operations with the creation of five smaller regions in the U.S. and Canada, compared to two larger ones as before. We believe that this move to a more decentralized organization enables our employees to be much closer to their regional markets and customer base. In addition, this new organization allowed us to leverage efficiencies from our agreement to manage Blue Circle’s U.S. assets. Similarly, in 2002, to leverage efficiencies and best practices across our enlarged operational landscape, we have restructured our construction materials business with a product line focus — aggregates, concrete and asphalt and paving.

We continue to build on the launch of our Lafarge Leadership profile and related Performance Management programs to reinforce the development of our leadership capabilities. These actions complemented the acceleration of specific product line global approaches to improving operational performance. Our corporate leadership development programs, delivered across the range of management levels, are complimentary to the performance initiatives and associated training programs including “Constructing our Future”, the “Profit Specialist” (value creation), and Performance Management. The goal of these programs is to develop a deeper knowledge of our business, drive performance and reinforce the understanding of performance based recognition programs for our employees.

Development of advanced career management processes and tools, including utilizing new technology for recruiting, job posting, and on-line coaching, were further developed in 2002. These processes have promoted transfer of knowledge between sites and business lines — in some cases broadening career opportunities for employees by exposing them to other businesses, and increasingly more individual transfers between business lines. In addition to providing motivational and interesting careers for our managerial and professional employees, we see this knowledge transfer as a critical component of the development of our future leaders.

Our approach with our employees is led by our management philosophy, the Lafarge Way. This approach strives to maintain and develop a workplace where employees are challenged, recognized for their performance, and provided an environment that encourages personal and career growth.

•	Leveraging our size is the final element that guides how we will plan and execute our core business strategy.

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

The Construction Materials Segment

     Who are we?

      We are a leading supplier of ready-mixed concrete in the U.S. and Canada, and one of the top four producers of construction aggregates in North America. We became the largest asphalt and paving operator in Canada after our merger with the Warren Paving & Materials Group late in 2000. Our organization expanded further in 2001 when we agreed to manage the Managed Assets for our majority shareholder, adding aggregates and ready-mixed concrete operations which account for 11.1 million tons and 3.0 million cubic yards, respectively and a large concrete block business. The results of these operations are not consolidated with ours. However, acquisitions and internal development have led to a vastly larger organization from five years ago, as we have nearly tripled our net sales and operating results.

      Our U.S. construction materials operations are located primarily in Colorado, New Mexico, Louisiana, Missouri, Ohio, Maryland, Pennsylvania, New York and Michigan. In Canada, we are the only producer of ready-mixed concrete, asphalt and construction aggregates with operations extending from coast to coast. Our operations include ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants.

      During 2002, 2001 and 2000, our construction materials segment accounted for 60 percent, 62 percent and 56 percent, respectively, of consolidated net sales, after the elimination of intracompany sales, and 45 percent, 50 percent and 41 percent, respectively, of consolidated gross profit.

      We offer a broad range of products, including:

–	Aggregates (crushed stone, sand or gravel) including a full line of graded stone

–	Concrete and masonry sand

–	Slag aggregate

–	Asphalt for road paving and construction

–	Ready-mixed concrete, including specialty products

–	Roller compacted concrete

–	Concrete pipe

–	Pipe couplings, pipeline weights and coatings

–	Concrete brick, block and paving stones

–	Reinforcing steel

–	Structural and architectural precast products

–	Concrete drainage systems

–	Other building supplies

      Aggregates are used as a base material in roads and buildings and as raw material for concrete, masonry, asphalt and many industrial processes. Our ready-mixed concrete (a blend of aggregates, water and cement) is used for a variety of applications from curbs and sidewalks to foundations, highways and buildings. Our asphalt (a blend of aggregates and liquid asphalt cement) is used for paving and construction services.

      We also offer a broad range of paving and road construction services, including:

–	Paving

–	Base work

–	Concrete work

      The paving and road construction business involves the construction of roadways using any combination of paving (construction of the road surface using asphalt), base work (construction of the foundation for the roads using aggregates, and concrete work (construction of curb, gutter and sidewalks using concrete).

     Where are our construction materials facilities located?

      We own or have a majority interest in approximately 900 construction materials locations at December 31, 2002. In the U.S., we have approximately 230 locations, including 120 aggregate facilities, 80 ready-mixed concrete plants, 30 asphalt facilities and 15 paving facilities, mainly located in the following states: Colorado, Louisiana, Maryland, Missouri, New Mexico, New York and Ohio. In Canada, we have approximately 670 locations from coast-to-coast, including 300 aggregate facilities, 160 ready-mixed concrete plants, 65 asphalt facilities and 50 paving facilities.

      We own substantially all of our aggregate, ready-mixed concrete and concrete products plants and believe that all of our plants are in good operating condition.

     Where do we get the raw materials for our construction materials operations?

      The aggregate business consists of the mining, extraction, production and sale of stone, sand, gravel and lightweight aggregate such as expanded shale, slag and clay. Aggregates are employed in virtually all types of construction, including highway construction and maintenance.

      The concrete business involves the mixing of cement with sand, gravel, crushed stone or other aggregates, admixtures and water to form concrete which is subsequently marketed and distributed to customers.

      The asphalt business involves the mixing of dried aggregates with heated liquid asphalt cement to form asphalt, which is subsequently sold to our internal paving operations and/or marketed and distributed to our external paving customers for the construction of roads and highways.

      We own the majority of our aggregates quarries and pits, as well as our facilities for production of ready-mixed concrete and asphalt. We also own the majority of our paving and road construction equipment. We believe our aggregate reserves are adequate at current production levels. Moreover, even where our reserves are lower, we believe that new sources of aggregates would be available and obtainable without significant interruption to our business.

     Who buys our construction material products and services?

      Aggregates are sold primarily to road building contractors, asphalt and ready-mixed concrete producers. Ready-mixed concrete is sold primarily to building contractors and delivered to construction sites by mixer trucks. Asphalt is sold primarily to our internal operations and/or independent paving companies. Paving and road construction services are offered to state, provincial or local government agencies, as well as private commercial and residential developers. Precast concrete products and concrete pipe are sold primarily to contractors engaged in all types of construction activity.

      The states in which we had our most significant U.S. sales of construction materials in 2002 were Colorado, New Mexico and Maryland. Other states in which we had significant sales of construction materials included: Missouri, Ohio, Louisiana and New York. In Canada, we had our most significant sales of construction materials in Ontario, Alberta, British Columbia and Quebec.

      In 2002, no single unaffiliated customer accounted for more than 10 percent of our construction materials sales.

     How do we distribute products to our customers?

      The cost to transport aggregates, ready-mixed concrete, asphalt and concrete products is high, and consequently, producers are typically limited to market areas within a short distance of their production facilities. We primarily utilize trucks and railroads to transport our products to the customers. For our aggregates operations located on the Great Lakes and the west coast, we can also take advantage of the relatively low cost of waterborne transportation.

     How do changes in the seasons and weather affect our business?

      Demand for aggregates, ready-mixed concrete, asphalt and concrete products is seasonal, because construction activity usually diminishes during the winter, particularly in Canada and more northern areas of the U.S. where we have a large portion of our operations. Demand also may be adversely impacted by unfavorable weather conditions during the construction season. Information with respect to quarterly financial results is set fourth in “Notes to Consolidated Financial Statements — Note 22 Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, which is incorporated herein by reference.

     Who are our competitors?

      Most ready-mixed concrete local markets are highly competitive and are served by both large multi-national companies as well as many small producers. Most ready-mixed concrete companies employ 10 to 20 mixer trucks with annual sales in the $1.5 to $3.0 million range. Large ready-mixed concrete producers have over 100 mixer trucks. Some companies are vertically integrated and also own cement plants and aggregate operations.

      Both aggregates and asphalt markets are also highly competitive and are made up of numerous producers including large multi-national, integrated producers and many small producers.

      Demand for aggregates, ready-mixed concrete and asphalt depends largely on regional levels of construction activity. The aggregates, concrete and asphalt industries are highly fragmented, with numerous participants operating in localized markets. Aggregates, concrete and asphalt products are sold in competition with offerings by other suppliers of the same product and with substitute products. The size of the market area for an aggregates quarry, a ready-mixed concrete plant and an asphalt plant are similar; therefore, the ability to compete is limited by the relatively high cost of truck and rail transportation compared with the value of the product. Proximity to customers is an important criterion. Most sales of aggregates, ready-mixed concrete and asphalt compete on the basis of quality, service, reliability and prices in each market area, generally pursuant to orders from customers who purchase quantities sufficient for their immediate requirements.

      The paving and road construction business is highly competitive in nature mainly due to the tendering and bidding process and the added mobility of the paving and road construction operations and competes similarly on the basis of prices, quality, service, and reliability.

     Customer Orders

      Our sales of aggregates, ready-mixed concrete and asphalt do not typically involve long-term contractual commitments. Our paving and road construction services are generally offered through a tendering and bidding process. In addition, we believe our reserves of aggregate and inventories of products are sufficient to fill customer orders in the normal course of business.

The Cement and Cement-Related Products Segment

     Who are we?

      Including the Managed Assets, we are the largest producer of cement and cement-related products in North America. We operate North America’s broadest cement distribution system by truck, rail, barge and lake freighter. Our cement segment was formed by combining several prominent North American cement companies — Canada Cement Lafarge, General Portland, National Gypsum’s Huron Cement division and the Missouri Portland and Davenport Cement companies. We also significantly expanded our cement operations in 2001 with our agreement to manage the Managed Assets which our majority shareholder, Lafarge S.A., acquired in mid-2001, the operating results of which, however, are not consolidated with ours.

      We manufacture and distribute a diverse product line that includes:

      Basic cements in both bulk and bags, including:

–	Portland

–	Masonry

      Specialty cements including:

–	Oil well

–	Low alkali

–	High early strength

–	Moderate heat of hydration

–	Sulfate resistant cements

–	Silica fume cement

      And cement-related products including:

–	Fly ash

–	Slag

–	Blended cements

      Our cements are used in every facet of residential, institutional, commercial, industrial and public construction from offices and homes to dams, factories, tunnels, roads, highways and airports.

      We also manufacture and market slag cement, a cement-related product that in its finished state exhibits similar properties to Portland cement. The raw material for slag cement manufacture is a by-product of the iron blast furnace process, one similar in process control accuracy to our cement kiln process, thereby ensuring a high level of consistency in the finished product. We add value to this raw material by specialized grinding, blending for specific customer applications and distributing through our extensive cement distribution and sales network. The product, when combined with Portland cement and use of technical knowledge, produces concrete with superior properties for many applications, and we utilize our technical know-how to ensure the right combination of performance and economics to the customer.

      Our additional cement-related product is fly ash, a coal combustion product residue produced by coal burning, electricity generating power plants. We market this material in virtually all of our cement geographic market areas utilizing our existing sales channel to bring the product to the customer. Aside from adding value by utilizing the existing sales channel, we also add value in several other ways. As the performance, consistency and product output levels of fly ash vary over time and by location we utilize our logistics know-how and technical knowledge to optimize delivery of the product and its performance to the end customer. The value proposition is not only for concrete applications. We lead the industry in developing and marketing fly ash into non-concrete applications such as road base stabilization. Finally, due to the chemical composition of some fly ashes we are able to utilize it as an alternative raw material ingredient and/or alternative fuel source in the cement kiln manufacturing process.

      The manufacturing (in the case of slag cement products) and marketing (both slag and fly ash) are not the only value drivers of our involvement in these two products. Our motivation and contribution to the economy at large extends beyond this direct effect and into the environmental area. Our management of these products reduces the negative environmental impact at the source by eliminating the need for solid waste disposal options. In the case of slag we also reduce the impact on air pollution at the source. The use of fly ash in our cement manufacturing process not only supports the environmental added value at the fly ash source, but adds complimentary environmental value by reducing the need for raw material requirements from natural resources for the manufacturing of cement, such as natural gas, coal and coke. Finally, both products substantially contribute to the reduction of CO2 generation per unit of concrete manufactured. In essence we provide a true recycling solution.

      In addition, our wholly-owned subsidiary, Systech Environmental Corporation, processes industrial hazardous and non-hazardous waste for use as fuel substitutes for coal, natural gas and petroleum coke used in heating cement kilns. Substitute fuels preserve natural resources and manage selected waste materials, while at the same time reducing fuel cost for manufacturing cement. Waste-derived fuels supplied by Systech constituted approximately 7 percent of all fuel used in our cement operations during 2002.

      During 2002, 2001 and 2000 cement and cement-related products accounted for 33 percent, 33 percent and 39 percent, respectively, of our consolidated net sales, after the elimination of intracompany sales, and 54 percent, 56 percent and 58 percent, respectively, of consolidated gross profit.

     What are the Managed Assets?

      On the cement side, the Managed Assets include five full production cement manufacturing plants, 11 cement terminals and a slag grinding facility. The following table indicates the location, types of process and rated annual clinker production capacity (based on management’s estimates) of each of the Managed Assets’ operating cement manufacturing plants at December 31, 2002. The clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant’s cement production capacity is greater than its clinker production capacity. The slag grinding facility located at Sparrows Point near Baltimore, Maryland, ground approximately 850 thousand tons of slag during 2002.

		Clinker
Location	Process	Capacity*

Ravena, New York	Wet	2.0

Harleyville, South Carolina	Dry	1.1

Roberta, Alabama	Dry	1.4 **

Tulsa, Oklahoma	Dry	0.7

Atlanta, Georgia	Dry	0.3

Total capacity		5.5

Total 2002 clinker production		4.6

2002 production as a percentage of total capacity as of December 31, 2002		82%

*	In million short tons. One short ton equals 2,000 pounds.

**	During 2002, clinker capacity at the Roberta plant increased from 0.7 tons to 1.4 million tons.

      For operating and managing the Managed Assets, including ready-mixed concrete and aggregate businesses, we are paid an annual fee of $12 million. The financial results of the Managed Assets, on the other hand, are consolidated with Lafarge S.A.’s results and not ours.

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

     Where is our cement made?

      Our U.S. plants are primarily concentrated in the central and midwestern states, extending from the northern Great Lakes southward along the Mississippi River system. We are the only cement producer serving all regions of Canada. At December 31, 2002, we owned and operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 13.6 million tons consisting of 7.8 million tons in the U.S. and 5.8 million tons in Canada. We also operated two cement grinding facilities and several slag grinding facilities.

      The Canadian Portland Cement Association’s “Plant Information Summary” report that was prepared as of December 31, 2001, the most recent date for which information is available, shows that Lafarge Canada’s capacity is the largest of the cement companies in Canada and represented approximately 34 percent of the total active industry clinker production capacity in Canada.

      A similar report for the U.S. prepared as of December 31, 2001, shows that our owned and operated cement manufacturing plants in the U.S. accounted for an estimated 13 percent of total U.S. active industry clinker production capacity.

      The following table indicates the location, types of process and rated annual clinker production capacity (based on management’s estimates) of each of our operating cement manufacturing plants at December 31, 2002. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant’s cement production capacity is greater than its clinker production capacity.

Rated Annual Clinker Production Capacity Of

Cement Manufacturing Plants
(in million short tons)*

U.S. Plants

			Clinker
Location	Process		Capacity

Paulding, Ohio	Wet		0.5

Fredonia, Kansas	Wet		0.4

Whitehall, Pennsylvania	Dry	***	0.8

Alpena, Michigan	Dry		2.4

Davenport, Iowa	Dry	**	1.0

Sugar Creek, Missouri	Dry		1.1

Joppa, Illinois	Dry	***	1.2

Seattle, Washington	Wet		0.4

Total capacity			7.8

Total 2002 clinker production			7.0

2002 production as a percentage of total capacity			91%

Brookfield, Nova Scotia	Dry		0.5

St-Constant, Québec	Dry		1.0

Bath, Ontario	Dry	***	1.1

Woodstock, Ontario	Wet		0.6

Exshaw, Alberta	Dry	**	1.3

Kamloops, British Columbia	Dry		0.2

Richmond, British Columbia	Dry	**	1.1

Total capacity			5.8

Total 2002 clinker production			4.9

2002 production as a percentage of total capacity			85%

*	One short ton equals 2,000 pounds.

**	Preheater, pre-calciner plants. The capacity of Exshaw’s preheater, pre-calciner kiln is 65 percent of the plant’s clinker production capacity.

***	Preheater plants. The capacity of Joppa’s preheater kiln is 55 percent of the plant’s clinker production capacity.

      We own all of our cement plants and the land on which they are located, free of major encumbrances, except the Exshaw cement plant and the Kamloops limestone and cinerite quarries.

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

      The land, quarry and buildings related to the cement plant that we built in Sugar Creek, Missouri are being leased from the City of Sugar Creek, Missouri pursuant to a Chapter 100 bond financing. The lease expires in 2020 and contains provisions that automatically transfer ownership of the leased facilities to us at the end of the lease term.

      We believe that each of our cement manufacturing plants is in good operating condition.

      At December 31, 2002, we owned cement grinding plants for the processing of clinker into cement at Port Manatee, Florida; Tampa, Florida: Edmonton, Alberta; Montreal-East, Quebec and Superior, Wisconsin. After being shut down for several years, the Montreal-East grinding plant was retrofitted in 2000 and is now used for grinding a Portland cement / slag blended product. The Edmonton and Superior grinding plants have been shutdown for several years because cement grinding has not been cost efficient at these locations. The shutdown plants were used during 2002 for the storage of cement. The Port Manatee and Tampa plants include facilities for receiving clinker and cement by water.

      At December 31, 2002, we owned slag grinding facilities at South Chicago, Illinois (new facility, started in 2002); Spragge, Ontario and Stoney Creek, Ontario. We also have slag-grinding capacity at our Joppa, Illinois plant and at our Tampa, Florida and Montreal-East, Quebec grinding facilities. We produced approximately 650 thousand short tons of slag cement during 2002.

     The significance of fuel in making cement

      Fuel represents a significant portion of the cost of manufacturing cement. We place special emphasis on becoming, and have become, more efficient in our sourcing and use of fuel. In general, dry process plants consume significantly less fuel per ton of output than do wet process plants. At December 31, 2002, approximately 83 percent and 90 percent of our owned clinker production capacity in the U.S. and Canada, respectively, used the dry process. The Portland Cement Association (“PCA”) estimates that approximately 81 percent of the U.S. cement industry’s clinker capacity and approximately 93 percent of the Canadian industry’s capacity utilizes dry process technology.

      As an additional means of reducing energy costs, most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels. In 2002, we have completed a fuel flexibility project at our Exshaw, Alberta plant to enable it to convert from natural gas to coal, which resulted in savings during the year and should provide additional savings in fuel cost in 2003.

      Our use of fuel-quality waste supplied by Systech Environmental Corporation also has resulted in substantial fuel cost savings. At December 31, 2002, we used fuel-quality waste materials obtained and processed by Systech as fuel at two of our U.S. cement plants (Paulding, Ohio and Fredonia, Kansas). Fuel-quality waste supplied by Systech constituted approximately 7 percent of the fuel used by us in all of our cement operations during 2002. Our plants in Whitehall, Pennsylvania and St.Constant, Quebec are equipped to burn tire-derived fuel. Other plants that have the capability of using alternative fuel sources are: Davenport, Iowa (fuel-quality waste); Seattle, Washington (waste oil); Brookfield, Nova Scotia (fuel-quality waste); St. Constant, Quebec (pitch fuel); Kamloops, British Columbia (fuel-quality waste); and Richmond, British Columbia (bio gas and fuel-quality waste).

      Our two U.S. cement plants that utilize fuel-quality waste are subject to emission limits and other requirements under the Federal Resource Conservation and Recovery Act and Boiler and Industrial Furnaces regulations. See “Environmental Matters “ in this Item 1 of the Annual Report for further discussion regarding these regulations.

      In summary, at December 31, 2002, all of our cement manufacturing plants in the U.S. and Canada, except our Exshaw, Alberta plant (as explained above), have fuel flexibility between at least three of the following four base sources: coal, coke, natural gas and oil. This is in addition to any alternative (waste) fuel sources described above. We continue to explore the use of alternative fuel sources for most of our plants..

     Who buys our cement?

      We sell cement to several thousand unaffiliated customers. Our primary customers are:

–	manufacturers of ready-mixed concrete and other concrete products

–	contractors throughout Canada and in many areas of the U.S.

      The states in which we had the most significant U.S. sales in 2002 were Michigan and Florida (which accounted for 20 percent of total U.S. cement sales). Other states in which we had significant sales included: Wisconsin, Ohio, Minnesota, Illinois, New York, Iowa, Washington and Louisiana. In 2002, the ten largest states in terms of our cement sales represented 68 percent of our total cement sales in the U.S.

      In Canada, we made our most significant sales of cement in Ontario and Alberta, which together accounted for approximately 58 percent of our total Canadian cement shipments in 2002. Other provinces in which we had significant sales included British Columbia and Quebec. Approximately 25 percent of our cement shipments in Canada were made to affiliates.

      No single unaffiliated customer accounted for more than 10 percent of our consolidated sales during 2002, 2001 or 2000.

     How do we distribute products to our customers?

      At December 31, 2002, our U.S. sales offices were located in Palmetto, Florida; Davenport, Iowa; Lansing, Michigan; Lee’s Summit, Missouri; Orchard Park, New York; Valley City, North Dakota; Maumee, Ohio; Nashville, Tennessee; Seattle, Washington; Milwaukee, Wisconsin; Tulsa, Oklahoma; Baltimore, Maryland; Whitehall, Pennsylvania; and Boston, Massachusetts.

      At December 31, 2002, our Canadian sales offices were located in Edmonton and Calgary, Alberta; Kamloops and Richmond, British Columbia; Winnipeg, Manitoba; Richmond Hill, Ontario; Montreal, Quebec; and Regina and Saskatoon, Saskatchewan.

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

      Each cement plant has facilities for shipping by rail and/or by truck. The Richmond, Alpena, Bath, Davenport, Sugar Creek, Seattle and Joppa plants have facilities for transportation by water.

     How do changes in the seasons and weather affect our business?

      Our cement business is seasonal because construction activity usually diminishes during the winter, particularly in Canada and more northern areas of the U.S. where we have a large portion at our operations. Demand also may be adversely impacted by unfavorable weather conditions during the construction season. Information with respect to quarterly financial results is set forth in “Notes to Consolidated Financial Statements — Note 22 Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

     Who are our competitors?

      The competitive marketing radius of a typical cement plant for common types of cement is approximately 250 miles except for waterborne shipments, which can be economically transported considerably greater distances. Consequently, even cement producers with global operations compete on a regional basis in each market in which such producers manufacture and distribute products. No single cement company in the U.S. has a production and distribution system extensive enough to serve all U.S. markets. A company’s competitive position in a given market depends largely on the location and operating costs of its plants and associated distribution terminals. Strong competition is encountered in each of our primary marketing areas.

      Our operating cement plants located in Canada represent an estimated 33.8 percent of the rated annual active clinker production capacity of all Canadian cement plants. We are the only cement producer serving all regions of Canada. Our largest competitor in Canada accounted for approximately 17.6 percent of rated annual active clinker production capacity. Our cement plants operating in the U.S. represented an estimated 7.4 percent of the rated annual active clinker production capacity of all U.S. cement plants. Including the Managed Assets, they represented an estimated 12.7 percent of such capacity. Our three largest competitors in the U.S. accounted for approximately 13.1 percent, 12.2 percent and 6.5 percent, respectively, of the rated annual active clinker production capacity. These statements regarding our ranking and competitive position in the cement industry are based on the PCA’s “U.S. and Canadian Portland Cement Industry: Plant Information Summary” report which was prepared as of December 31, 2001.

     Customer Orders

      Sales of cement, as stated above, are made on the basis of quality, service, reliability and prices in each market area, generally pursuant to orders from customers who purchase quantities sufficient for their immediate requirements. Our sales of these products do not typically involve long-term contractual commitments. The amount of backlog orders, as measured by written contracts, is normally not significant.

The Gypsum Segment

     Who are we?

      With our acquisition of two gypsum drywall manufacturing plants (the Buchanan, New York plant, located 30 miles outside of New York City, and the Wilmington, Delaware plant) in September 1996, our gypsum group was created. On January 1, 2000, we acquired Atlantic Group Ltd., a supplier of gypsum drywall in Newfoundland, Canada. In May 2000, we acquired Cel-Tex, a joint compound manufacturer in Quebec, Canada. In January 2002, we acquired Continental Gypsum, an independent drywall manufacturer in Newark, New Jersey. In November 2002, we indefinitely idled the Wilmington plant as part of an ongoing strategy to service customers predominantly from newer, more efficient plants.

      During 1999 and 2000, we constructed two gypsum drywall plants, one in northern Kentucky, just outside of Cincinnati, Ohio, and the other one in Palatka, Florida. These plants began operating in 2000 and 2001, respectively, and each has the capacity to produce up to 900 million square feet of  1/2-inch drywall a year, which makes them the largest drywall production lines in the U.S. Both plants were built to satisfy 100 percent of their primary raw material needs by using recycled materials, including reclaimed paper and synthetic gypsum. These state-of-the-art facilities have enabled us to reach a U.S. national market share level of close to six percent.

      We offer a full line of gypsum drywall products and joint compound for:

–	Partitions

–	Paneling

–	Linings

–	Ceilings

      Our products are used for both new construction and for repair and remodeling.

      During 2002, 2001 and 2000, our gypsum operations accounted for seven percent, five percent and five percent, respectively, of consolidated net sales. In 2002 and 2000 gypsum’s gross profit represented one percent of consolidated amounts, compared to negative gross profits in 2001.

     How is gypsum drywall made?

      Gypsum is the common term for calcium sulfate dihydrate. Water molecules are physically locked inside the crystal structure of the gypsum molecule.

      To make drywall:

–	gypsum rock or synthetic gypsum is fed into a dryer, where surface moisture is removed;

–	then the material is ground to a flour-like consistency known as land plaster;

–	the land plaster is then calcined, or heated, into calcium sulfate hemihydrate, also known as stucco. (Gypsum is unique because it is the only mineral that can be calcined, and yet go back to its original state when rehydrated. It is this property which is exploited in the manufacturing process.);

–	the stucco is blended with water and other ingredients in a mixer to form a slurry;

–	this slurry is extruded between two continuous sheets of paper at the forming station;

–	the product travels down a long line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum;

–	as it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength;

–	when the product has achieved initial “set” or firmness (approximately 3 minutes), the product is cut into lengths;

–	the individual boards are then dried in a kiln to remove excess water; and

–	the boards are packaged face to face and stored until ready for shipment.

     Where do we make our gypsum drywall?

      With the addition of the Newark, New Jersey plant in January 2002 and the idling of the Wilmington, Delaware plant in November 2002, we now operate five gypsum drywall manufacturing plants with a combined rated annual production capacity of approximately 2.4 billion square feet of  1/2-inch drywall. The rated annual capacity assumes around-the-clock production of  1/2-inch drywall 365 days a year (8,760 annual hours of operation). The capacity utilization table below excludes the Wilmington plant, which was idled in November 2002. The table references practical capacity, which assumes 8,400 production hours per year, efficiency ratios, which are set at the top of the industry standards, and our actual product mix.

Practical
Location	Capacity*

Buchanan, New York	340

Palatka, Florida	800

Silver Grove, Kentucky	800

Newark, New Jersey	340

Corner Brook, Newfoundland	120

Total practical capacity	2,400

Total 2002 drywall production (including Wilmington, Delaware plant which was idled in November 2002)	1,989

2002 production as a percentage of practical capacity as of December 31,2002	83%

*	In million square feet.

      All of the plants are fueled primarily by natural gas. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The Wilmington facility is located on leased property at the Port of Wilmington. The gypsum manufacturing facility of Continental Gypsum is leased under an agreement that expires in 2031. All other facilities are located on property we own. We believe that each of our active manufacturing plants is in good operating condition.

     Where do we get the raw materials to make our drywall?

      Currently, we have a requirements contract with an unaffiliated third party for gypsum rock used in the production of gypsum drywall at the Buchanan plant. This contract terminates in December 2008. The Corner Brook plant obtains its gypsum from an unaffiliated third party whose contract expires August 2003, with a one-year extension at our option. The Silver Grove and Palatka plants use synthetic gypsum instead of natural rock, which is chemically equivalent to naturally formed gypsum and is a recycled by-product of coal combustion. We have entered into supply agreements at these plants for the procurement of synthetic gypsum, which call for minimum annual purchases over a 20-year period ending in 2020. Our Newark plant obtains gypsum rock from an unaffiliated third party through a supply agreement that expires December 2005.

      In 2002, our paperboard liner joint venture with Rock-Tenn Company in Lynchburg, Virginia, named Seven Hills, LLC, produced approximately two-thirds of our paper requirements, which reduced our material costs in 2002.

     Who buys our drywall?

      Our gypsum drywall products are sold to a variety of:

–	residential and commercial building materials dealers

–	individual and regional/national gypsum distributors

–	original equipment manufacturers

–	building materials distribution companies

–	lumber yards and “do-it-yourself” home centers

      The Silver Grove plant’s principal market is centered around Kentucky and adjoining states in the mid-west. In addition, Silver Grove has the ability to reach distant markets such as the southeast, Florida and southwest by rail. The Buchanan plant’s principal markets include New York, Pennsylvania and New Jersey. The Newark plant’s largest markets are New York, New Jersey, Maryland and Pennsylvania. Palatka supplies the Southeast including Georgia and parts of North Carolina. The Corner Brook drywall plant’s principal markets include the eastern provinces of Canada. Sales are made on the basis of quality, service, reliability and prices in each market area, generally pursuant to orders from customers who purchase quantities sufficient for their requirements. Customer orders are taken at a centralized customer service facility.

     How do we distribute products to our customers?

      We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, the Newark, Silver Grove and Palatka plants are equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in an average shipping distance of 120 miles from the plant. The Corner Brook plant ships over 25 percent of its production on the island of Newfoundland. Distribution of drywall produced at our Silver Grove and Palatka plants is more widely spread than the northeast plants. In 2002, the shipping distances for the Silver Grove and Palatka plants averaged approximately 300 miles and 200 miles, respectively. In many markets our plants can substitute each other in delivery to our customers and we can serve most markets east of the Mississippi River.

     How do changes in the seasons and in the weather affect our business?

      Our gypsum drywall business is seasonal because construction activity usually diminishes during the winter. Demand also may be adversely impacted by unfavorable weather conditions during the construction season. Information with respect to quarterly financial results is set forth in “Notes to Consolidated Financial

Statements — Note 22 Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report.

     Who are our competitors?

      The gypsum industry is a large integrated industry in which a few large companies predominate. These companies operate gypsum drywall plants and usually own the gypsum reserves used in manufacturing the drywall. They also sell gypsum for use in Portland cement production, agriculture and other manufactured gypsum products.

      Gypsum drywall producers primarily compete on a regional basis due to the cost of transportation. Producers whose customers are located close to their drywall plants benefit from lower transportation costs. We enjoy this competitive advantage with respect to drywall produced at our Buchanan and Newark plants because of their close proximity to their key markets.

      Gypsum drywall is regarded as a commodity product. We intend to compete with other producers based on price, product quality and customer service.

     Customer Orders

      Sales of gypsum drywall products are made on the basis of competitive prices in each market area, generally pursuant to telephone orders from customers.

Managed Assets

      We entered into a Management Agreement dated July 11, 2001 with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. Pursuant to that agreement and as described above, we manage most of Blue Circle’s U.S. businesses, including five full production cement manufacturing plants, 11 cement terminals, a slag grinding facility, 13 aggregate-producing pits and quarries, 61 ready-mixed concrete plants and several concrete block operations. These businesses remain the property of Lafarge S.A. and their operating results are not consolidated with ours. For managing these businesses, we receive a fixed annual management fee plus potential incentive fees for improving operating results. As contemplated by our agreement, we manage the Blue Circle businesses in conjunction with our own so as to maximize cost savings for both Lafarge S.A. and for us. The management agreement automatically renews each calendar year unless either party gives the other at least six months notice of its intention to terminate the agreement.

      We are reimbursed for costs and expenses we incur that are directly attributable to the businesses we manage, as well as an allocation of selling, general and administrative costs that we incur in our cement operations. We are also reimbursed for payroll and other related costs and expenses that arise from our employment of those individuals who carry on the businesses we manage. We employ these individuals pursuant to the terms of the Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 which we entered into with Lafarge S.A. Pursuant to that agreement, Blue Circle employees as of December 31, 2001 who operated the managed businesses became our employees and individuals hired thereafter in connection with the managed businesses were employed by us.

      We also entered into an Option Agreement with Lafarge S.A. dated July 11, 2001 pursuant to which we may purchase the assets we manage for a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise. We may exercise this option anytime through December 31, 2004. If we exercise the option, the Management Agreement will terminate. Conversely, if we choose not to exercise the option, we may continue to manage the assets for Lafarge S.A. unless either we or Lafarge S.A. chooses to terminate the Management Agreement.

      If the Management Agreement terminates other than in connection with our exercise of the option, we are to be reimbursed for any cost, expense or financial consequence arising from the structural separation of our business from that which we are managing, including costs or expenses we may incur in reducing our management structure to manage only our operations. The Supplemental Agreement Regarding Employees and Employee Benefits provides that upon termination of the Management Agreement other than through our exercise of the option, those individuals who operate the managed businesses are to be returned to the employment of the Blue Circle entities. That agreement also clarifies that we are to be reimbursed for all costs and expenses associated with returning such employees to the Blue Circle entities or their termination of employment with us.

Trademarks and Patents

      We have more than 180 patents and trademarks in use or pending for innovations in building materials. They relate to construction materials, cement and cement-related and gypsum products including our trademarked, high performance concrete, cement and gypsum products for commercial, agricultural, industrial and public works construction. Our trademarked concrete mix designs, including Agilia®, Futurecrete®, Agrifarge® and WeatherMix®, provide customers with enhanced performance for specific applications. Specialty cements and cementitious products like our trademarked Tercem 3000®, Maxcem™, Supercem® and SF® cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. Further, we have a licensing agreement to market Ductal® , a breakthrough composite building material, in the U.S. and Canada. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

Research, Development and Engineering

      We conduct research and development activities for the cement and cement-related products segment’s products at our laboratory located in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. In addition, the Lafarge Group shares its new product developments and enhancements for the construction industry with the construction materials segment, the cement and cement-related products segment, and gypsum segment and we have access to their state-of-the-art research and development resources. We are party to three agreements with Lafarge S.A. concerning the sharing of costs for research and development, strategic planning and marketing. Our subsidiary, Systech, is engaged in research and development in an effort to further develop technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $5.1 million, $7.2 million and $7.2 million for 2002, 2001 and 2000, respectively. This includes amounts we accrued for technical services rendered by Lafarge S.A., under the terms of the agreements discussed above, of $4.2 million, $5.8 million and $6.1 million during 2002, 2001 and 2000, respectively. We also participate in various trade associations that are involved in research and development.

Who Are Our Employees?

      As of December 31, 2002, we employed approximately 15,500 individuals, including 2,550 individuals operating the Managed Assets. Approximately 10,250 of these were hourly employees, of which approximately 7,850 were employed by construction materials, 1,950 by cement and cement-related products, and 450 by gypsum. Salaried employees totaled approximately 5,250. These employees generally act in administrative, managerial, marketing, professional and technical capacities. Overall, we consider our relations with our employees to be good.

     Construction Materials

—	U.S. Construction Materials Operations

      Our approximately 4,850 U.S. construction materials employees consist of approximately 3,450 hourly employees and 1,400 salaried employees.

      In the U.S., our hourly workforce is covered by 47 collective bargaining agreements with 12 major labor unions. During 2002, 20 collective bargaining and benefit agreements were successfully negotiated with union bargaining groups. In 2003, two labor and benefit agreements will expire. Both of these agreements are expected to be successfully negotiated without a work stoppage.

—	Canadian Construction Materials Operations

      Our employees in the Canadian construction materials operations totaled approximately 6,000 at the end of 2002, with approximately 4,400 hourly employees and 1,600 salaried employees.

      In eastern Canada, hourly employees are covered by some 122 collective bargaining agreements with a number of unions. There are 53 non-union business units in which discussions are held directly with employees. During 2002, some 32 collective bargaining agreements became due and were renegotiated. One collective bargaining agreement renewal, Montreal Ready Mix, resulted in a strike by employees which lasted three months. Some 31 collective bargaining agreements will expire throughout eastern Canada in 2003. The collective bargaining for the drivers of our Toronto ready mix operations was set to expire during 2003, but was successfully renegotiated for a five year term late in 2002. We do not anticipate any major disruptions as a result of work stoppages during 2003.

      In western Canada, there are 59 collective agreements with a variety of different unions. Ten agreements are negotiated through multi-employer associations. During 2002, 17 collective bargaining agreements were successfully re-negotiated without labor disruption and within the approved mandate. We continue to negotiate two collective bargaining agreements that expired during 2002, with no work stoppage anticipated. During 2003, a further 21 collective bargaining agreements will expire. These agreements are expected to be renewed without labor disruption.

     Cement and Cement-Related Products

—	U.S. Cement and Cement-Related Products Operations

      The majority of our 1,450 U.S. hourly employees are represented by labor unions. During 2002, labor agreements were negotiated at the Seattle, Washington cement plant, Waukegan, Illinois; Cleveland, Ohio and Chicago, Illinois distribution terminals. During 2003, the labor agreements will expire at the Duluth, Minnesota; Superior, Wisconsin; Toledo, Ohio; Oswego, New York, and Chicago, Illinois distribution terminals. We expect the agreements to be successfully concluded without work stoppages.

—	Canadian Cement and Cement-Related Products Operations

      Substantially all of our approximately 500 Canadian hourly employees are covered by labor agreements. In 2002, the collective agreements for Exshaw, Alberta; St. Constant, Quebec; Brookfield, Nova Scotia; Winnipeg, Manitoba terminal and Toronto, Ontario terminal were renewed without work stoppage. The Bath, Ontario plant strike was settled in June 2002 with employees coming back to work July 1, 2002. For 2003, collective bargaining agreements at our plants in Woodstock, Ontario and Kamloops, British Columbia are up for renewal.

     Gypsum

—	U.S. Gypsum Drywall Operations

      Approximately 200 of gypsum’s 385 hourly employees are covered by labor agreements. Information meetings are held directly with employees. Both our Silver Grove, Kentucky and Palatka, Florida facilities, have non-union workforces. Our relationship with our employees is good at these facilities.

      There are three local labor agreements in place with four unions at our Buchanan, New York (two unions represent the employees here), Newark, New Jersey and Wilmington, Delaware plants. The Buchanan plant’s three-year agreement expires in November 2003. When we acquired the Newark facility in January 2002, we negotiated a five year collective bargaining agreement, which was ratified prior to the acquisition. When we idled the Wilmington plant in November 2002, all hourly employees were laid off. An agreement was negotiated and signed by the union in February 2003 with respect to the idling of the plant. Relations with employees at the plants are good.

      — Canadian Gypsum Drywall Operations

      All of the approximately 40 hourly employees at our Corner Brook, Newfoundland drywall manufacturing facility are covered by a labor agreement, which is in the fourth year of a five year contract that expires in 2004. There are approximately 25 non-union hourly employees at the Chambly, Quebec joint treatment manufacturing plant. Our relationship with employees in our Canadian facilities is good.

Environmental Matters

      Our operations, like those of other companies engaged in similar businesses, involve the use, release, discharge, disposal and clean up of substances regulated under federal, state, provincial and/or local environmental protection laws and regulations. Many of these laws and regulations are technically and legally complex and pose significant compliance challenges. New laws are enacted and regulations adopted from time to time. The cost to comply with such new rules cannot be estimated until the manner in which they will be implemented is more accurately defined. Nonetheless, we regularly monitor and review our operations, procedures and policies for compliance with existing laws and regulations, new rules that are promulgated and laws and regulations that we anticipate will be enacted from time to time.

      Cement plants that burn fuel-quality wastes are subject to emission limits and other requirements under the federal Resource Conservation and Recovery Act (“RCRA”) and Boiler and Industrial Furnaces (“BIF”) regulations. Two of our U.S. cement plants (Paulding, Ohio and Fredonia, Kansas) currently burn fuel-quality wastes pursuant to existing applicable permits. We are considering the use of waste-derived fuels at several other cement plants. Before doing so, we will have to obtain applicable permits and demonstrate compliance with all applicable requirements.

      Many of our cement manufacturing plants produce cement kiln dust (“CKD”) as a by-product. To date, CKD has been excluded from regulation as a hazardous waste under RCRA. After several years of reviewing potential CKD regulation, EPA in 1999 advocated a state management approach to CKD. If successful, the state management approach could result in the cessation of federal regulation of CKD. EPA has yet to announce its determination as to whether the states’ management of CKD warrants elimination of further federal oversight. Nonetheless, we regularly assess our CKD management practices in both the U.S. and Canada to mitigate anticipated future costs of CKD regulation. We have also voluntarily taken certain remedial steps and employed certain industry best practices to manage our CKD. We also routinely assess and modify our process operations, evaluate and use alternative raw materials, and implement new technologies in an attempt to reduce the generation of CKD.

      Pursuant to the Clean Air Act Amendments of 1990, the EPA in 1999 promulgated final air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The maximum achievable control technology (“MACT”) standards require plants to install the best feasible control equipment for certain hazardous air pollutants. Upon start-up, our new Sugar Creek, Missouri cement plant was required to meet the new MACT standards. Further, to comply with the new standards, we upgraded and/or replaced emissions control and monitoring equipment at several of our other U.S. plants. In a few limited instances, we timely applied for a compliance extension. We assessed all our U.S. cement plants that are subject to the new MACT requirements to determine what we needed to do to comply with the new MACT requirements. Costs associated with these actions have been incorporated in our operating and capital budgets. We do not anticipate that ongoing MACT compliance costs will materially impact our financial position, results of operations or liquidity.

      Pursuant to the federal operating permit and fee program established under Title V of the 1990 Clean Air Act Amendments, any U.S. operation of ours which is deemed to be a “major source” of air pollution is required to submit a detailed permit application and to pay recurring permit fees. Our “major sources” (primarily in our cement manufacturing, gypsum drywall and waste-fuel operations) have been doing so for several years. We have timely submitted all applicable permit applications. These requirements potentially may impose significant capital expenditures and operational expenses for various of our manufacturing operations. However, we do not believe that they will materially impact our financial position, results of operations or liquidity.

      In 1997, the EPA promulgated revisions to two National Ambient Air Quality Standards (“NAAQS”) under the Clean Air Act. These revisions (regulation of particles 2.5 microns or less in diameter and of photochemical oxidants — ozone - emissions) are of potential concern to the our operations. The revisions require states to collect and analyze data over several years to determine whether or not they comply with the new standards. Non-compliant states then must modify their air quality implementation plans to meet the new standards. The EPA is presently reconsidering the NAAQS and a schedule for revising them. We do not know when revised NAAQS will be issued, whether the states in which we operate are likely to comply with the new standards, how non-compliant states will modify their implementation plans and how required compliance may impact our operations.

      In 1998, the EPA clarified its expectations concerning NOx control strategies and ozone ambient air quality standards for states in the ozone transport region (22 states east of the Mississippi River plus Missouri), ultimately leading to a determination that the NOx State Implementation Program (“SIP”) revision call would now be required to address attainment of the 8-hour ozone standard in the 22 eastern states. These states have commenced the NOx SIP revision process and most are to submit new NOx state implementation plans and regulations to the EPA by 2004. The EPA generally recommended to the states that they only require cement plants to reduce NOx by 30 percent from a 1995 baseline. We do not believe that costs associated with revised state NOx regulations will materially impact our financial position, results of operations or liquidity.

      Global climate change, or CO2 stabilization/reduction, remains an issue for large manufacturing companies like us. Given the cement industry’s significant use of coal and petcoke and that the cement manufacturing process releases CO2 from the calcining of limestone, the consequence of CO2 reduction measures are potentially significant, including potential raw material and production limitations or fuel-use or carbon taxes. The Canadian cement industry, including Lafarge Canada, entered into a voluntary commitment with the Canadian government to annually improve energy efficiency by approximately 1 percent per ton of clinker from 1990 to 2005. So far, we have been able to meet this commitment. While the U.S. indicated in 2001 that it would not be a party to the Kyoto Protocol, the Canadian government ratified the protocol in December 2002. Should Russia ratify the protocol, it will go into full force and effect. The Canadian cement industry is now discussing with the Canadian government how the protocol might be implemented for the cement sector. In the U.S. the Portland Cement Association member companies, including Lafarge, have voluntarily committed to reduce CO2 produced per tonne of cementitious materials by 10 percent between 1990 and 2020. The Lafarge Group’s 2000 voluntary environmental partnership with the World Wildlife Fund (“WWF”) included development of a voluntary CO2 reduction program. In November 2001, the Lafarge Group, in conjunction with the WWF, announced a voluntary commitment to reduce by 2010 absolute CO2 production by 15 percent in the majority of developed countries and by 20 percent per unit produced worldwide from a 1990 baseline. We are studying how to assist the Lafarge Group in meeting these target, primarily through reducing the carbon intensity of our raw materials, improving our energy efficiency and by using new blended products and alternate fuels. We cannot predict the impact that global climate change or CO2 stabilization/reduction initiatives may have on our operations in the future.

      Like many U.S. and Canadian industrial companies, we have been involved in remedial actions to clean up or to close historical waste disposal and/or contaminated sites. As described under Item 3 Legal Proceedings, we are currently involved in the remediation of two such sites. From time to time, we also have initiated voluntary cleanup activities at certain of our properties to mitigate long-term liability exposure and/or in connection with the sale of property. Further, we periodically review our properties to determine whether remediation actions may be required and whether our accruals for such remediation are adequate.

      For the years ended December 31, 2002, 2001 and 2000, our capital expenditures and remediation expenses for environmental matters were not material to our financial position, results of operations or liquidity. Further, no enforcement matters were initiated or resolved during, or remained outstanding at the end of, the year ended December 31, 2002 that we believe will materially affect our financial position, results of operations or liquidity. However, our expenditures for environmental matters have increased and are likely to increase in the future. Because of the complexity of environmental laws, differing environmental requirements in the U.S. and Canada, and uncertainties surrounding environmental compliance, permitting, technology and related matters, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial position, results of operations or liquidity.

      We record environmental accruals when it is probable that we have incurred a reasonably estimable liability. Environmental accruals are based on internal studies and estimates, including estimates of shared third party liability. We adjust accruals when further information or additional studies warrant. Environmental accruals generally are undiscounted estimates of required remediation costs, without offset of potential insurance or other recoveries. When such recoveries become probable, we reflect such amounts as receivables in our financial statements, rather than netting them against the recorded liability. Recorded environmental liabilities at December 31, 2002 are not material to us and while we believe the possibility of incurring material environmental liabilities in excess of recorded amounts is remote, we may incur environmental costs in excess of amounts recorded at December 31, 2002.

Executive Officers of the Company

      The following sets forth the name, age and business experience for the last five years of each of our executive officers and indicates all positions and offices with Lafarge held by them.

Name	Position	Age

Bertrand P. Collomb	Chairman of the Board	60

Bernard L. Kasriel	Vice Chairman of the Board	56

Philippe R. Rollier	President and Chief Executive Officer	60

Dominique Calabrese	Executive Vice President and President —	47
	Eastern Lafarge Construction Materials

Thomas G. Farrell	Executive Vice President and President —	46
	Western Lafarge Construction Materials

Jean-Marc Lechêne	Executive Vice President and President —	44
	Cement Operations

Larry J. Waisanen	Executive Vice President and Chief	52
	Financial Officer

Todd W. Cunningham	Senior Vice President — Strategy and	40
	Development

L. Philip McClendon	Senior Vice President — General Counsel	60
	and Secretary

James J. Nealis III	Senior Vice President — Human Resources	55

Isaac Preston	Senior Vice President and President —	43
	Gypsum Division

Yvon Brind’Amour	Vice President and Controller	45

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

      Dominique Calabrese was appointed to his current position in March 2002. He has been with Lafarge for 23 years, most recently serving as Senior Vice President, Performance and Strategy for the Aggregate and Concrete Division at Lafarge S.A. from August 1999 to March 2002. Prior to that, from January 1995 to July 1999, he served as Senior Vice President and President of Lafarge Construction Materials Eastern Canada Region.

      Thomas G. Farrell was appointed to his current position in June 2002. Mr. Farrell joined Lafarge S.A. in 1990 as Vice President of Strategy. He became Vice President/ General Manager for an operating unit of Lafarge Betons Granulats in France in 1992. In 1996, he was appointed VP/ GM of the Southern Alberta Division of Lafarge’s Construction Materials, a position he held until 1998 when he was appointed CEO of Lafarge’s activities in India. Prior to joining Lafarge, Mr. Farrell was a corporate attorney with Shearman & Sterling, having worked in both their New York City and Paris offices.

      Jean-Marc Lechêne was appointed to his current position in January 2002. He previously served as Senior Vice President and President — Canadian Cement Operations from September 1999 to December 2001 and as Executive Vice President of Lafarge China from March 1996 to September 2000. Prior to that he served as Senior Vice President Cement Strategy of Lafarge S.A. from November 1993 to March 1996.

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

      L. Philip McClendon was appointed to his current position in January 2002. Prior to that he served as Vice President, General Counsel and Secretary of Blue Circle North America from 1992 through 2001. Mr. McClendon began his career with Georgia-Pacific Corporation in 1974, where he served as Resident Counsel until 1980, as Group Counsel until 1981, as Associate General Counsel -Litigation until 1983 and as Associate General Counsel — Distribution Division until 1992.

      James J. Nealis III was appointed to his current position effective January 1999. From August 1996 to December 1998 he served as Vice President – International Human Resources for Lafarge S.A. From January 1994 to August 1996 he served as Vice President — Human Resources, Cement Group.

      Isaac Preston was appointed to his current position in June 2002. He served as Senior Vice President-Division Projects of Lafarge S.A.’s Gypsum Division from August 1999 to May 2002. From June 1997 to August 1999, he was Vice President Strategy and Development for Lafarge. Prior to joining Lafarge, he served as Vice President of Strategy for James Hardie Industries.

      Yvon Brind’Amour was appointed to his current position in January 2002. From July 1999 to January 2002 he served as Vice President and Controller – Canadian Cement Operations. Prior to that, he was Vice President — Finance of Astec Advanced Power Services from December 1998 to July 1999, and was Vice President — Finance (Europe) of Moore Corp. from November 1995 to November 1998.

      There is no family relationship between any of our executive officers. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer expires at the first meeting of the Board of Directors after the next annual meeting of stockholders following his or her election or appointment and until his or her successor is chosen and qualifies.

Available Information

      This annual report on Form 10-K, our reports on Form 10-Q and our current reports on Form 8-K are available free of charge on our website, www.lafargenorthamerica.com, as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission.

Item 2.     PROPERTIES

      Information set forth in Item 1 of this Annual Report that relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by us is incorporated herein by reference in answer to this Item 2.

      All of our cement plant sites (active and closed) and quarries (active and closed), as well as terminals, grinding plants, gypsum drywall plants and miscellaneous properties, are owned by us free of major encumbrances, except the Exshaw cement plant, the Kamloops limestone and cinerite quarries, and the Wilmington and Newark drywall plants.

•	The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

•	The Kamloops limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

•	The Wilmington gypsum drywall facility, which we idled in November 2002, is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. Assuming no early termination, the lease expires in November 2020.

•	The manufacturing facilities of our Newark, New Jersey plant, which we acquired in January 2002, are leased from the Port Authority of New York and New Jersey under an agreement that expires in 2031.

      The land, quarry, buildings and construction in progress related to the cement plant that we built in Sugar Creek, Missouri are being leased from the City of Sugar Creek pursuant to a Chapter 100 bond financing. The lease expires in 2020 and contains provisions that automatically transfer ownership of the leased facilities to us at the end of the lease term.

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

Item 3.     LEGAL PROCEEDINGS

      In June 2001, Lafarge Canada Inc. (“LCI”) paid Canadian $15.6 million (approximately U.S. $10 million), including interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. In December 2002, the Ontario Court of Appeal confirmed the trial court’s decision on the insurance coverage of LCI. Based on the Court of Appeal’s decision, LCI should be reimbursed by its insurers for most of the damages it paid to the plaintiffs, and most of the defense expenses and third party costs arising from the 1992 lawsuit. LCI’s excess insurers have asked the Supreme Court of Canada to grant leave to appeal from the Court of Appeal finding that they had a duty to defend. We have already expensed or taken reserves for the amounts not payable by the insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action. We believe that any liability that LCI may incur arising from the class action (net of anticipated insurance recoveries) will not have a material adverse effect on our financial condition.

      On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather could be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Dunn filed a Transfer Motion to the Missouri Supreme Court seeking appeal of the Court of Appeals ruling, which motion the Missouri Supreme Court has granted. We believe Dunn Industrial’s claims are without merit and intend to vigorously defend the suit.

      Currently, we are involved in two matters under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At the first site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessors sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The suit has otherwise been dormant for several years. We believe that this matter will not have a material impact on our financial condition. At the second site, which the EPA has also listed on the National Priority List and with respect to which we have also been named a potentially responsible party (“PRP”). EPA alleges that a predecessor of ours at some undefined date sent waste diesel fuel to the site for recycling, and this material may be present at the site. EPA has identified several hundred PRPs, including us, as parties eligible for deminimis settlements that would resolve all issues for the company at this site. The deminimis parties settlement is undergoing public review and comment and should be finalized in 2003. We believe that this matter will not have a material impact on our financial condition.

      When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2002, liabilities recorded for the environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at December 31, 2002. However, we have concluded that the possibility of material liability in excess of the amount reported in the December 31, 2002 Consolidated Balance Sheet is remote.

      In the ordinary course of business, we are involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all pending legal and environmental matters will be resolved without material adverse impact to our financial condition, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during the fourth quarter ended December 31, 2002.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information required in response to Item 5 is reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Management’s Discussion of Shareholders’ Equity” of this Annual Report, and is incorporated herein by reference.

      On March 12, 2003, 68,934,588 shares of Common Stock (“Common Stock”) were outstanding and held by 3,727 record holders. In addition, on March 12, 2003, 4,228,339 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 7,378 record holders.

      We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31

	2002	2001	2000	1999	1998

	(in millions except as indicated by *)

Operating results

Net sales	$3,251.6	$3,323.0	$2,787.6	$2,721.6	$2,508.5

Income Before the Following Items	$420.6	$401.1	$430.7	$481.6	$407.0

Interest expense, net	(43.1)	(47.9)	(26.9)	(44.8)	(27.2)

Minority interests	(8.3)	(7.0)	—	—	—

Income taxes	(100.8)	(112.1)	(146.4)	(161.4)	(144.3)

Net Income	268.4	234.1	257.4	275.4	235.5

Depreciation	182.2	194.2	168.3	168.3	156.8

Other items not affecting cash	(26.7)	(5.2)	61.9	(45.2)	(16.2)

Net Cash Provided by Operations	$423.9	$423.1	$487.6	$398.5	$376.1

Net Cash Used for Investing	$191.2	$383.2	$564.0	$390.0	$163.0

Net Cash Provided (Consumed) by Financing	$(85.8)	$(42.9)	$61.1	$(61.1)	$(95.6)

Financial Condition at December 31

Working Capital	$597.9	$345.4	$336.1	$626.6	$524.4

Property, plant and equipment, net	2,236.3	2,195.1	2,122.4	1,618.3	1,400.8

Other assets	739.3	738.5	703.6	539.6	553.8

Total Net Assets	$3,573.5	$3,279.0	$3,162.1	$2,784.5	$2,479.0

Long-term debt	$671.0	$674.6	$687.4	$710.3	$740.4

Other long-term liabilities and minority interests	742.8	607.3	582.5	351.3	323.4

Shareholders equity	2,159.7	1,997.1	1,892.2	1,722.9	1,415.2

Total Capitalization	$3,573.5	$3,279.0	$3,162.1	$2,784.5	$2,479.0

Total Assets	$4,234.2	$4,117.6	$3,902.6	$3,293.4	$2,892.5

Common Equity Share Information

Net income — basic*	$3.69	$3.25	$3.51	$3.79	$3.27

Net income — diluted*	$3.64	$3.21	$3.51	$3.77	$3.24

Dividends*	$0.60	$0.60	$0.60	$0.60	$0.51

Book value at December 31*	$29.54	$27.70	$26.27	$23.55	$19.57

Average shares and equivalents outstanding	72.8	72.0	73.3	72.6	72.1

Shares outstanding at December 31	73.0	72.1	72.0	73.2	72.3

Statistical Data

Capital expenditures	$247.9	$333.2	$431.7	$315.7	$224.3

Acquisitions	$31.6	$80.6	$242.0 (a)	$58.3	$99.3 (b)

Net income as a percentage of net sales*	8.3%	7.0%	9.2%	10.1%	9.4%

Return on average shareholders’ equity*	12.9%	12.0%	14.2%	17.6%	17.6%

Long-term debt as a percentage of total capitalization*	18.8%	20.6%	21.7%	25.5%	29.9%

Number of employees at December 31*	15,500	15,600	14,300	10,500	10,400

Exchange rate at December 31 (Cdn to U.S.)*	0.636	0.628	0.667	0.692	0.654

Average exchange rate for the year (Cdn to U.S.)*	0.637	0.646	0.673	0.673	0.674

(a)	Excludes preferred shares and note payable totaling $127.7 million issued in conjunction with the Warren Paving & Materials Group merger treated as non-cash financing activities for cash flow reporting.

(b)	Excludes the Redland acquisition for $690 million that was accounted for similar to a pooling of interests.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

MANAGEMENT’S DISCUSSION OF INCOME

      The Consolidated Statements of Income included in Item 8 of this Annual Report summarize the operating performance of Lafarge North America Inc. for the past three years. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the table below. (See “Note 17 Segment and Related Information” in the Notes to Consolidated Financial Statements for further segment information.)

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

      Gypsum — the production and distribution of gypsum drywall and related products.

	Year ended December 31

	2002	2001	2000

	(in millions)

Net Sales

Construction materials	$1,943.0	$2,073.8	$1,575.7

Cement and cement-related products	1,218.7	1,238.4	1,215.4

Gypsum	232.7	152.4	134.1

Eliminations	(142.8)	(141.6)	(137.6)

Total	$3,251.6	$3,323.0	$2,787.6

Gross Profit

Construction materials	$328.6	$359.2	$281.8

Cement and cement-related products	392.0	399.1	399.4

Gypsum	9.6	(42.0)	7.1

Total	730.2	716.3	688.3

Operational Overhead and Other Expenses

Construction materials	(131.8)	(123.6)	(89.7)

Cement and cement-related products	(81.2)	(85.2)	(81.1)

Gypsum	(25.9)	(27.4)	(25.1)

Total	(238.9)	(236.2)	(195.9)

Income From Operations

Construction materials	196.8	235.6	192.1

Cement and cement-related products	310.8	313.9	318.3

Gypsum	(16.3)	(69.4)	(18.0)

Total	491.3	480.1	492.4

Corporate and unallocated expenses	(70.7)	(79.0)	(61.7)

Earnings Before Minority Interests, Interest and Income Taxes	$420.6	$401.1	$430.7

Assets

Construction materials	$1,872.4	$1,972.7	$1,947.4

Cement and cement-related products	1,241.7	1,097.8	1,052.1

Gypsum	310.4	260.4	279.4

Corporate, and unallocated assets	809.7	786.7	623.7

Total	$4,234.2	$4,117.6	$3,902.6

YEAR ENDED DECEMBER 31, 2002

Net Sales

      Our net sales decreased 2 percent in 2002 to $3,251.6 million from $3,323.0 million in 2001. The increase in gypsum net sales partially offset the slight decline in cement net sales and the more significant drop in sales of our construction materials operations, driven mostly by lower asphalt and paving sales and the absence of sales from recently divested operations. By region, U.S. net sales increased slightly to $2,026.8 million in 2002 compared to $2,023.8 million in 2001, with Canadian net sales decreasing 6 percent to $1,224.7 million in 2002. The drop in Canadian net sales was primarily due to significantly lower asphalt and paving sales in the Ontario market.

      Except for gypsum drywall and Canadian aggregate and concrete volumes, sales volumes decreased in most of our product lines due to weaker demand as a result of the sluggish commercial building sector. These decreases were offset by improved pricing, which held up in most of our business lines in spite of slowing markets.

     Construction Materials

      Net sales from construction materials operations totaled $1,943.0 million in 2002, 6 percent lower than the all-time high of $2,073.8 million in 2001, with the most significant drop coming from asphalt and paving activity. Asphalt and paving sales totaled $661.9 million, down 11 percent from 2001. Demand in Canada was lower with volumes off 23 percent compared to 2001 as a civil servants strike in Ontario resulted in a slowdown in construction activity and delays in project tendering. Further contributing to the net sales decline was a slowing demand in the Colorado and New Mexico highway paving markets, resulting in increased competitive activity and decreased prices. Overall asphalt and paving volumes were down 17 percent for the whole year, as US operations showed a smaller decline compared to Canada.

      Ready-mixed concrete sales totaled $648.5 million, down 2 percent from last year. Overall ready mix concrete shipments were 11.1 million cubic yards in 2002, 3 percent lower than the previous year. In the U.S., volumes were down 10 percent to 5.1 million cubic yards. Excluding divested Wisconsin operations, heritage volumes in the U.S. were down 5 percent for the year, with lower volumes reported in most of our markets. In the eastern U.S., most of the shortfall occurred in the fourth quarter due to a return to normal winter weather and slowing activity in Maryland and New York. Western U.S. volumes dropped during the last half of the year as economic conditions deteriorated in Colorado and New Mexico. Average selling prices increased 2 percent during the year as increases in most of our key markets were sufficient to offset lower prices in Toronto, Colorado and New Mexico. In Toronto, a sharp decline in commercial construction and overcapacity in the industry led to a difficult pricing environment. Deterioration in the construction economy in Colorado and New Mexico resulted in both lower volume and prices.

      Net sales of construction aggregates were $530.7 million, 2 percent higher than 2001. Shipments of construction aggregates were 4 percent lower in 2002 at 117.1 million tons, with U.S. volumes down 6 percent as a result of weaker demand in the Great Lakes and western U.S. markets. Canadian volumes were 1 percent higher than 2001 levels, as strong volumes in western Canada offset a 5 percent drop in eastern Canada. Average selling prices in 2002 were 3 percent higher than last year.

     Cement and Cement-Related Products

      Cement net sales declined modestly from $1,238.4 million in 2001 to $1,218.7 million in 2002 as a 4 percent shortfall in shipments was largely offset by improved selling prices. Sales volumes for the year reached 13.8 million tons, down 4 percent in both the US and Canada. Sales volumes, which had spiked higher in the last three months of 2001 due to mild winter weather, fell 11 percent in the fourth quarter as a series of winter storms hampered construction activity in the Great Lakes and eastern US markets. In Canada, the decline in sales volumes resulted from lower consumption in western Canada, where we have our largest market share, due in part to lower oil field activity early in the year. For the full year, average prices in the US increased slightly less than 1 percent while average selling prices in Canada were up 4 percent in local currency, reflecting the impact of price increases implemented earlier in the year as well a favorable product mix.

     Gypsum

      Net sales from gypsum operations increased by 53 percent to $232.7 million from $152.4 million in 2001. Drywall sales volumes reached 2.0 billion square feet, a 24 percent increase compared to prior year largely because of added production from the Newark, New Jersey plant that we acquired in January 2002. Shipments from heritage plants were up 10 percent for the year. Production increased at every plant in the network except at the Wilmington, Delaware facility, which we idled in the fourth quarter. Manufacturing performance continued to improve at our two state-of-the-art plants in Kentucky and Florida, which shipped 1.2 billion square feet of drywall in 2002, or 60 percent of our total production. Additionally, drywall prices averaged $95.80 per thousand square feet, a 33 percent improvement compared to last year following industry price increases in March and September. Overall, drywall demand weakened in the fourth quarter in our heritage business, and prices declined to the lower $90’s by year-end.

Gross Profit and Cost of Goods Sold

      Gross profit as a percentage of net sales increased to 22.5 percent from 21.6 percent in 2001, primarily reflecting a significant improvement in gypsum results.

      Construction materials gross profit as a percentage of net sales was 17 percent in 2002, in line with 2001 levels as improved margins on aggregates offset some deterioration in asphalt and paving.

      Cement gross profit as a percentage of net sales was 32 percent in 2002, which is at the same level as in the prior year. The following table summarizes our cement and clinker production (in millions of tons) and our clinker production capacity utilization rate:

	Years Ended
	December 31

	2002	2001

Cement production	13.52	13.60

Clinker production	11.97	11.72

Clinker capacity utilization	88%	90%

      Cement production was essentially in line with 2001, while clinker production increased 2 percent. U.S. cement production totaled 8.2 million tons, similar to 2001 levels, while Canadian cement production decreased 1 percent to 5.3 million tons. Clinker capacity increased with the start-up of the new Sugar Creek plant, which was not fully utilized for the entire year, resulting in a decrease in average capacity utilization at U.S. plants to 91 percent in 2002 from 94 percent last year. Canadian clinker capacity utilization decreased slightly to 85 percent in 2002 from 86 percent in 2001 largely the effect of a strike at our Bath, Ontario plant during the first part of 2002.

      Gypsum gross profit from operations as a percentage of net sales was 4 percent in 2002, a turn-around from the negative gross profit (minus 28 percent) from 2001. This improvement resulted from to a significant increase in selling prices and reduced variable costs, reflecting lower energy, paper and gypsum costs due to both raw material price trends and improved efficiency.

Selling and Administrative Expenses

      Selling and administrative expenses totaled $318.1 million in 2002 compared with $296.1 million in 2001. As a percentage of net sales, selling and administrative expenses reached 10 percent in 2002, an increase of 1 percent. The increase resulted primarily from approximately $10 million in reorganization and relocation costs incurred during the year in our businesses, as well as programs to increase bench strength and to create and improve shared services across our operations.

Goodwill Amortization

      Our 2002 operating results reflect the new Financial Accounting Standards Board (“FASB”) rules under which we are no longer permitted to amortize goodwill. The absence of goodwill amortization increased income from operations by $20.6 million in 2002 compared to 2001.

Income from Managed Assets

      Income from Managed Assets, net amounts to $12 million in 2002 compared to $5.6 million in 2001, which represents a full year of Blue Circle North America management fees. The significant increase ($174.4 million) in “Direct and allocated cost and expenses” to $178.8 million in 2002 reflects the hiring of virtually all of the employees of Blue Circle North America as of January 1, 2002 and an increase in other cost and expenses that are directly allocated to the Managed Assets. We are fully reimbursed for these expenses under the terms of the management agreement.

Other (Income) Expense, Net

      Other (income) expense, net was $3.6 million in 2002 compared to $4.2 million in 2001. This includes among others, $30.8 million divestment gains in 2002, which is $7.6 million more than in 2001, the reversal of the 2001 natural gas derivative mark to market provision of $8.1 million and a $3.7 million decrease in the cost of our accounts receivable securitization program. These favorable items were mostly offset by the $26 million provision for the idling of our gypsum drywall plant in Wilmington, Delaware and an $8.3 million increase in pension and other retirement benefits expenses.

Performance by Line of Business

     Construction Materials

      Our construction materials operations (before corporate and unallocated expenses) earned $196.8 million on sales of $1.9 billion, down from 2001 earnings of $235.6 million on sales of $2.1 billion. Asphalt and paving operations accounted for $20 million of the earnings decline, while the absence of profits from recent divestments accounted for another $9 million. The balance of the earnings decline of $10 million resulted primarily from lower earnings of our ready-mix concrete business and higher SG&A expense due in part to approximately $3 million in non-recurring reorganization costs incurred during the year. While volumes generally declined in 2002, the combination of market price increases and greater focus on higher value added products enabled us to achieve year over year price improvement in most of our product lines.

      In spite of a 4 percent decline in volumes, aggregates profits for the year of $124 million equaled those in 2001 as generally higher selling prices and improved cost performance offset the negative volume impact.

      Ready mix profits declined $9 million to $40 million in 2002. This decline occurred primarily in three markets — in the western US, where weak market conditions throughout the second half of the year led to lower volumes; in Toronto, where competitive activity and lower commercial construction resulted in a significant drop in selling prices; and in Montreal, where we experienced a 5 month concrete truck drivers’ strike. In several other markets, the general decline in commercial construction activity contributed to a deterioration in ready mix margins in 2002 as a greater proportion of our volumes were sold to the lower margin residential construction market.

      Asphalt and paving operations earned $38 million in 2002, about $20 million less than in prior year. Margins deteriorated in Canada and the U.S. due to a significant drop in volumes (14 percent for asphalt and 20 percent for paving), which effect was partially offset by lower production costs. While we do not foresee significant improvement in the western U.S. highway paving market in 2003, it appears that Ontario is poised to rebound from the low activity levels suffered in 2002.

     Cement and Cement-Related Products

      In spite of lower sales volumes, cement operations reported only a 1 percent decline in operating profits to $310.8 million, as the volume shortfall and $3 million of costs associated with a six-month strike at the Bath, Ontario cement plant were partially offset by improved prices, the favorable impact on depreciation expense of a change in the estimated useful lives of our cement plants and lower fixed manufacturing costs, particularly in the area of maintenance. Cement operating margins of 26 percent were slightly higher than 2001. The successful start up of our new plant near Kansas City and our slag operations in Chicago and the conversion of the Exshaw, Alberta plant to coal, should positively impact our cement performance in 2003.

     Gypsum

      Our gypsum drywall operations reported an operating loss of $16.3 million, $53.1 million better than last year’s operating loss of $69.4 million. A combination of strong volume growth, 24 percent including the Newark, New Jersey facility, higher selling prices and improved operating efficiency helped the gypsum division reduce its operating loss. Average U.S. selling prices for the year were approximately $96 per msf, up from $70 in 2001. During the year, progress was made in lowering our cost structure as variable manufacturing costs per thousand square feet (msf) were 10 percent lower than 2001 while transportation and delivery costs were down 11 percent. The reduction in variable costs was primarily attributable to lower energy, paper and gypsum costs due to a combination of lower raw material prices as well as improved efficiency. These cost savings were partially offset by higher labor costs related to the higher production levels of 2002. A portion of our natural gas requirements has been contracted at fixed prices. In 2002, the fixed prices were higher than the market prices resulting in a $4 million unfavorable impact on our 2002 results. These contracts will expire in 2003 and are currently generating a favorable impact as market prices have increased above the fixed prices in our contracts. The 2002 operating loss of $16.3 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant.

Earnings Before Minority Interests, Interest and Income Taxes (EBIT)

      EBIT improved by $19.5 million or five percent to $420.6 million in 2002 from $401.1 million in 2001. The improved performance of our gypsum division helped offset the decline in results of our construction materials and cement businesses, resulting in an $11.2 million improvement in profit from operations. In addition, a reduction in corporate and unallocated expenses of $8.3 million was recorded in 2002. We recognized a pre-tax charge to earnings of $26 million related to the idling of our gypsum drywall plant in Wilmington, Delaware. This move is expected to save us about $10 million per year in operating costs. This provision together with increased pension and other post-retirement expenses ($8.3 million) were offset by the absence of $20.6 million in goodwill amortization (under new FASB rules), the reversal of the $8.1 million derivative loss for our natural gas contracts recorded in 2001 and a $7.6 million increase in divestment gains due primarily to the sale of our paving stones business.

      EBIT from U.S. operations was $196.4 million, $6.7 million lower than 2001. EBIT from Canadian operations was $224.2 million, $26.2 million higher than 2001.

Interest Expense

      Interest expense for the year was $52.8 million, down $1.7 million from 2001 due to a combination of lower debt and lower interest rates. Capitalized interest was $4 million in 2002, down from $11.1 million in 2001. With substantially all of our long-term construction projects now completed, we do not expect to capitalize any significant amounts of interest in 2003.

Interest Income

      Interest income was $9.7 million, an increase of $3.1 million from $6.6 million in 2001 as increased cash from our Canadian operations generated higher interest income.

Income Taxes

      Income tax expense decreased from $112.1 million in 2001 to $100.8 million in 2002, including the recognition of approximately $28 million in non-recurring US tax benefits in the fourth quarter.

      We reversed a $23 million deferred tax valuation allowance in the fourth quarter of 2002. Considering the continued favorable long-term outlook of the U.S. market for our products, particularly in light of our ability to generate taxable income during the recent economic downturn, and our projection of future taxable income in the U.S., we have determined that there is no longer sufficient reason to believe that the recorded deferred tax asset will not be realized.

      In addition, a favorable one-time tax adjustment totaling $5 million was recorded in the fourth quarter to reflect the final settlement of various issues with both U.S. and Canadian tax authorities. Excluding these one-time tax benefits, the effective tax rate for the full year was slightly over 34 percent.

Net Income

      Net income improved by 15 percent to $268.4 million ($3.64 per diluted share) in 2002, despite the prolonged economic slowdown and return to normal winter weather conditions in the last three months of the year. In 2001, we recorded net income of $234.1 million ($3.21 per diluted share).

      Overall, in a difficult environment, our performance in most product lines was solid and our results demonstrate the benefits of our geographic and product line diversification. Our full year profitability held up very well in spite of a contraction of the market, and U.S. cement prices have improved in spite of lower demand. Profitability and operating margins in the aggregates business have been maintained and aggregate prices have improved in a weaker market. Our gypsum business, while still in a loss position, has significantly improved in terms of volumes, prices and costs. We still need further improvement to return the gypsum business to a profitable level, but we believe that the programs we have put in place, including our decision to idle the Wilmington plant, will enable us to achieve this objective. Our weakest performance in 2002 was in our paving business. The deterioration in the Ontario market, due largely to the civil servants strike and its related impact on project tendering, and a very competitive market place and lower demand in the western U.S. resulted in a significant deterioration in the profitability of this product line. Finally, in certain markets, such as metropolitan Toronto, metro Denver, Montreal and New Mexico our ready-mix concrete profitability suffered in 2002.

General Outlook

      Looking forward, at this time in the U.S. it appears that demand for most of our products is likely to contract modestly in 2003. While the housing market continues to perform well, commercial construction is not expected to improve in 2003. Public works, and in particular, road and highway construction is somewhat uncertain. However, Congress and the U.S. president recently approved fiscal 2003 TEA-21 funding in excess of $31 billion. Budget constraints at the state level, are likely to influence the actual level of public works activity that is tendered in 2003. In Canada economic growth is expected to continue to outpace the U.S. We believe that the Ontario paving activity will recover from a weak 2002, which should improve earnings in that sector. In 2003 the company intends to maintain its emphasis on mitigating the effects of lower demand through performance improvements including price improvements wherever possible and further cost reduction measures.

      In addition to likely weaker market conditions, two significant factors will impact the comparability of our results in 2003. First, we will not benefit from the $28 million of one-time tax gains recorded in the fourth quarter of 2002 and our effective tax rate should return to a more normal level of approximately 34.5 percent in 2003. Secondly, our pension expense is expected to increase by $25-30 million due to both lower discount rates and a reduction in the expected return on pension plan assets.

      We expect to partly offset the adverse tax and pension impacts with a number of positive items from our performance improvement initiatives — such as improved efficiency, lower costs and increased marketing focus. Some of the most significant areas of expected performance improvement are the full year benefits of our new cement plant near Kansas City, lower fuel costs at the Exshaw, Alberta plant and the impact of the Wilmington plant idling. In addition, our SG&A expenses should be favorably impacted by the absence of approximately $10 million in reorganization and relocation costs we incurred in 2002.

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

Income from Managed Assets

      Income from Managed Assets, net amounts to $5.6 million in 2001. This represents the Blue Circle North America management fee which started in July 2001, when the management agreement related to the Managed Assets took effect. Other direct and allocated cost and expenses of $4.1 million related to the Managed Assets were fully reimbursed under the terms of the management agreement.

Other (Income) Expense, Net

      Key categories (with amounts for 2001 and 2000, respectively) include gains on sale of fixed assets ($8.0 million and $9.5 million), gains on divestitures of businesses ($23.2 million and $6.3 million), loss on the sale of receivables under our securitization program ($7.1 million and $3.0 million), losses on natural gas commodity contracts ($8.1 million and zero), losses or gains for pension and other postretirement benefit expense ($6.9 million loss and $4.1 million gain), equity income ($2.8 million and $6.9 million), expenses for restructuring ($7.1 million and zero), foreign exchange transaction gains or losses ($0.3 million loss and $2.5 million gain), and other miscellaneous gains or losses ($8.7 million loss and $2.7 million net gain). Divestment gains in 2001 related primarily to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and non-strategic ready-mixed concrete businesses in Milwaukee, Wisconsin. The loss on the natural gas forward contracts resulted from recording a liability on the fair value of the commodity contracts in accordance with SFAS No. 133 due to a decline in forward gas prices below the fixed contractual amounts. Pension and other post-retirement benefits expense increased by $11 million mainly because of special termination benefits of $4.6 million and a decrease in the discount rate for the related liabilities. Restructuring costs in 2001 relate to the costs associated with reorganizing the cement business in the second half of 2001.

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

Interest Income

      Interest income decreased $17.1 million in 2001, primarily from the absence this year of the favorable impact on last year’s results of the $11.5 million interest receivable from the Canadian Customs and Revenue Agency recorded from the settlement of transfer pricing and cost sharing issues for the 1986 to 1994 calendar years (see “Note 16 Income Taxes” in the Notes to the Consolidated Financial Statements for further information). The remaining decline relates primarily to a decrease in short-term investments in Canada (see Management’s Discussion of Cash Flows) and a reduction in interest rates.

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

Net Income

      We reported net income of $234.1 million in 2001 compared with $257.4 million in 2000. The major reason for the decline in profitability was the losses incurred in our gypsum operations, as well as non-recurring charges (consisting of a loss on natural gas derivatives and fixed costs related to the new Sugar Creek, Missouri cement plant which commenced production in the first half of 2002) and a decline in the Canadian dollar.

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

      Goodwill – On January 1, 2002, we fully adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 was issued in June 2001 and requires that goodwill no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. In our goodwill impairment test, we use a combination of a market approach and an income approach. In the market approach, we compare our reporting units with similar businesses, business ownership interests or manufacturing facilities that have been sold. In the income approach, we estimate the discounted value of the sum of the expected future cash flows. Similar to our review for impairment of long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, the evolution of expenses, economic trends in the construction sector and other factors.

      Pension Plans and Other Postretirement Benefits – The accounting for pension plans and other postretirement benefits requires us to make certain assumptions that have a significant impact on the expenses and liabilities that we recorded for pension plans and other postretirement benefits.

      The primary assumptions made to account for pension plan and other postretirement benefit expenses and liabilities are as follows:

	U.S. Plans				Canadian Plans

	2002		2001	2000	2002	2001	2000

Long-Term Asset Return Rate	8.5%		9.0%	9.0%	8.5%	9.0%	9.0%

Liability Discount Rate	6.8	%*	7.75%	7.75%	6.35%	6.5%	6.95%

*	Discount rate for other postretirement benefits for 2002 was established at 7.0%.

      The expected long-term rate of investment return on pension plan assets is based on historical performance, current and long-term outlook and the asset mix in the pension trust funds. The discount rates are an estimate of the assumed settlement rates for pension plans and other postretirement benefits based upon the expected amounts and timing of projected benefits payments.

      The 2002 pension plan and other postretirement benefit expenses are impacted by the year-end 2001 assumptions for the discount rate and the return rate on assets (pension plan only). If the 2001 discount rate assumption had been lowered by one percent, 2002 pension plan and other postretirement benefit expenses would have increased by approximately $10 million. If the 2001 asset returns rate assumption had been lowered by one percent, 2002 pension plan expenses would have increased by approximately $7 million.

      We expect our pension plan and other postretirement benefit expenses to increase by $25-30 million from 2002 to 2003, and our minimum required cash contribution to defined benefit pension plans to increase by $15-20 million, due to both lower discount rates and a reduction in the expected return of pension plan assets.

      The Accumulated Benefit Obligation is also impacted by the 2002 discount rate. The impact of decreasing the discount rate assumption by one percent as of December 31, 2002 would have been to increase the Accumulated Benefit Obligation as of December 31, 2002 by approximately $80 million, and would have increased the Additional Minimum Pension Liability amount by approximately $75 million.

      The allocation of pension plan assets as of December 31, 2002 is as follows:

	U.S. Master Trust	Canadian Master Trust

U.S. equity	44.8%	32.5%

Non-U.S. equity	25.2%	22.8%

Domestic fixed income	24.8%	43.6%

Cash	5.2%	1.1%

Total	100%	100%

      Impairment or Disposal of Long-Lived Assets — We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reflected at the lower of their carrying amount or fair value less cost to sell.

      Environmental Remediation Liabilities — When we determine that it is probable that a reasonably estimable liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the consolidated financial statements, without offset of potential insurance recoveries. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

      Revenue Recognition — Revenue from the sale of cement, cement-related, aggregates, ready-mixed concrete, concrete products, asphalt and gypsum drywall is recorded when title and ownership are transferred upon delivery of the products. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the cost-to-cost method to determine the percentage-of-completion. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net Sales”, and costs incurred by the seller for shipping and handling are classified as “Cost of goods sold.”

      Derivative Instruments and Hedging Activities — We use commodity-based derivatives to manage our exposure to commodity price fluctuations. We periodically enter into forward purchase agreements for a portion of our anticipated gas and power purchases to hedge price risk associated with fluctuations in market prices. To the extent possible, we elect to apply the normal purchases or sales exception in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business. Often this exception to the requirements of SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” will apply to purchases of commodities used in our production process that would otherwise be considered derivative instruments. When applied, this exception allows us to not recognize these derivatives on the balance sheet at their fair value as required by SFAS No. 133.

      When the normal purchases or sales exception is not applied, the derivatives are recognized on the balance sheet at their fair value. We may execute derivatives for purposes of hedging various commodity price and financial exposures. For those derivatives that qualify for hedge accounting, on the date the derivative contract is entered into we designate the derivative as a hedge and document the hedge relationship as either a fair value or cash flow hedge in accordance with the requirements of SFAS No. 133. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge relationship’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. We will only apply hedge accounting to those relationships that have been properly designated and documented and are anticipated to be highly effective.

      Classification of a change in a derivative’s fair value is determined by whether the derivative is designated in a qualifying hedge relationship. For a derivative in a qualifying cash flow hedge, the effective portion of the derivative’s fair value change is reported as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. For a derivative in a qualifying fair value hedge, effective changes in the fair value are reported in the Consolidated Statements of Income, along with changes in the value of the hedged item for the risk being hedged. In both fair value and cash flow hedge relationships, any hedge ineffectiveness is reported as a component of “Other (income) expense, net” in the current period’s Consolidated Statement of Income.

Environmental Matters

      Our operations, like those of our competitors, are subject to federal, state, provincial and local environmental laws and regulations that impose liability for cleanup or remediation of environmental pollution and hazardous waste, require pollution control and prevention measures to be undertaken and require certain permits and approvals for us to conduct many of our operations. As a consequence, we maintain an environmental program designed to monitor and control environmental matters relevant to us, including changes in applicable laws and regulations as well as instances where corrective action may be needed. We recruit, employ and train personnel experienced in environmental matters who are responsible for identifying developments relating to environmental matters and bringing them to management’s attention, including emergency reporting and quarterly reporting of environmental matters. We routinely audit our properties to determine whether environmental remediation may be required, the amount of any necessary related provisions, the status of remedial activities undertaken and whether improvements may be required to meet current and future environmental requirements.

      We may capitalize environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or that are incurred to mitigate or prevent future environmental contamination. We expense other environmental costs when incurred. Our environmental capital expenditures and expenses were not material for the years ended December 31, 2002, 2001 and 2000 and we do not believe that the ultimate resolution of our known environmental contingencies, for which we have recorded provisions for estimated probable liabilities, will have a material adverse effect on our financial condition, results of operations or liquidity. However, our environmental expenditures have increased over time and are likely to increase in the future. Changes to existing or new environmental laws or regulations may impose substantial further environmental obligations on us. Such changes may include: revised EPA Boiler and Industrial Furnaces regulations; final maximum achievable control technology provisions governing air toxic emissions; new cement kiln dust management standards or programs; revised state implementation plans regarding NOx reductions; revised state implementation plans regarding reduction of fine particulate matter particles; federal “major source” permit requirements; and implementation of the Kyoto Protocol, if ratified. We cannot presently determine the effect such changes may have on us, including the nature and amount of any required capital expenditures or other remedial actions, or on our financial condition, results of operations or liquidity.

MANAGEMENT’S DISCUSSION OF CASH FLOWS

      The Consolidated Statements of Cash Flows summarize our main sources and uses of cash. These statements show the relationship between the operations presented in the Consolidated Statements of Income and liquidity and financial resources depicted in the Consolidated Balance Sheets.

      Our liquidity requirements arise primarily from the funding of capital expenditures, working capital needs, debt service obligations and dividends. We usually meet our operating liquidity needs through internal generation of cash except in the event of significant acquisitions. Short-term borrowings are generally used to fund seasonal operating requirements, particularly in the first two calendar quarters.

Cash Flows from Operations

      The net cash provided by operations for each of the three years presented reflects our net income adjusted for non-cash items. The changes in working capital are discussed in Management’s Discussion of Financial Position.

      The non-cash adjustment for depreciation, depletion and amortization in 2002 decreased $12.0 million due to the absence of goodwill amortization this year ($20.6 million) and the change in useful lives of our cement plants (reduction of $8.5 million in depreciation expense), partially offset by increased depreciation related to recent capital expenditures including the new Sugar Creek cement plant and the acquired Newark gypsum plant. The $25.9 million increase in depreciation, depletion and amortization in 2001 was due to higher capital expenditures and acquisitions. Gains on sale of assets increased $11.1 million in 2002 of which $7.6 million was attributable to the increase in gains on divested businesses. The adjustment for “Other non-cash charges and (credits), net” increased to $34.7 million in 2002 from negative $11.2 million in 2001, mainly related to the provision of $26.0 million related to the idling of the Wilmington plant and the increase in pension and other post-retirement benefit expenses.

Cash Flows from Investing

      In 2002, net cash used for investing was $191.2 million compared to $383.2 million in 2001. Capital expenditures decreased $85.3 million in 2002 largely because ongoing development projects, such as the construction of the Palatka, Florida gypsum drywall plant and the Sugar Creek, Missouri plant, were completed in early 2001 and early 2002, respectively. Spending on acquisitions decreased $49.1 million in 2002 to $31.6 million, as we only had one sizable acquisition in 2002 (Continental Gypsum). Capital expenditures are expected to total approximately $300 million to $350 million in 2003 excluding acquisitions. We intend to invest in projects that maintain or improve the performance of our plants as well as in acquisition opportunities that we believe will enhance our competitive position in the U.S. and Canada. Proceeds from the sale of non-strategic assets and property, plant and equipment totaled $77.0 million in 2002 compared to $66.2 million in 2001, with the 2002 proceeds mainly coming from the divestment of the pressure pipe and paving stone operations in eastern Canada.

      In 2001, net cash used for investing decreased $180.8 million compared to 2000. Capital expenditures decreased $98.5 million in 2001 largely because ongoing development projects, such as the construction of the

Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants, were completed in 2000 and early 2001, respectively. Spending on acquisitions decreased $161.4 million from the relatively high level in 2000 due to the merger with the Warren Paving & Materials Group in late December 2000 and the acquisition of the Presque Isle quarry in June 2000. Redemptions of short-term investments, net, decreased $114.9 million from 2000 due to selling short-term investments in the prior year to finance the merger with the Warren Paving & Materials Group. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $66.2 million in 2001 compared to $29.1 million in 2000 due mainly to the disposal of our joint venture interest in Centennial Concrete Pipe & Products and Milwaukee ready-mixed concrete businesses.

Cash Flows from Financing

      In 2002, net cash consumed by financing was $85.8 million compared to $42.9 million in 2001. This change of $42.9 million resulted from the net repayment of short-term borrowings of $65.4 million in 2002 versus net proceeds from the issuance of short-term borrowings of $23.7 million in 2001 offset by an increase in the issuance of equity securities of $12.8 million, a decrease in repayment of long-term debt ($3.8 million) and the 2001 repurchase of common stock of $29.0 million (none in 2002).

      We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada and have a syndicated, committed, five-year revolving credit facility with eleven participants totaling $300 million. At December 31, 2002 and 2001, no amounts were outstanding under these credit facilities.

      During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of December 31, 2002 and 2001, totaled $143.4 million and $116.5 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

MANAGEMENT’S DISCUSSION OF FINANCIAL POSITION

      The Consolidated Balance Sheets summarize our financial position at December 31, 2002 and 2001.

      We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. As more fully described in the Notes to Consolidated Financial Statements, we primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate changes on anticipated debt issuances. The value reported for Canadian dollar denominated net assets increased from December 31, 2001 as a result of a rise in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 2002, the U.S. dollar equivalent of a Canadian dollar was $0.64 versus $0.63 at December 31, 2001. Based on 2002 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, our consolidated net assets would change by approximately 4 percent and net income would change by approximately 5 percent. Liquidity is not materially impacted, however, since Canadian earnings are considered to be permanently invested in Canada.

      Working capital, excluding cash, short-term investments, current portion of long-term debt and the impact of exchange rate changes ($3.0 million), increased $38.9 million from December 31, 2001 to December 31, 2002. Receivables, net (including “Due from affiliates”), excluding an exchange rate impact of $3.4 million, decreased $64.5 million primarily due to decreased levels of sales in the fourth quarter of 2002 compared to 2001 and an increase in receivables sold under our securitization program. Inventories increased $20.7 million, excluding the exchange rate impact of $2.0 million, due to decreased levels of sales in the fourth quarter of 2002 compared to 2001 and additional inventory in Gypsum related to the acquisition of the Newark, New Jersey plant and an increase in raw material sourcing. The decrease of $54.9 million in accounts payable and accrued liabilities, excluding the exchange rate impact of $2.4 million, resulted mainly from lower activity levels at the end of the fourth quarter (compared to 2001) and a decrease in amounts payable under our receivable sales agreement. Income taxes payable decreased $50.9 million, excluding the exchange rate impact of $0.4 million, due to the timing of installment payments.

      Net property, plant and equipment increased $32.0 million during 2002, excluding the exchange rate impact of $9.1 million, primarily due to the Continental Gypsum acquisition and the expansion of the Sugar Creek, Missouri cement plant and the construction of slag production and grinding operations in Chicago. Capital expenditures and acquisitions of fixed assets totaled $279.4 million in 2002. Goodwill relates primarily to the Redland, Warren and Presque Isle transactions.

      Our capitalization is summarized in the following table:

	December 31

	2002	2001

Long-term debt	18.8%	20.6%

Other long-term liabilities and minority interests	20.8%	18.5%

Shareholders’ equity	60.4%	60.9%

Total capitalization	100.0%	100.0%

      No major changes in our capitalization occurred for the year ended December 31, 2002 as compared to December 31, 2001. The increase in the percentage of “Other long-term liabilities and minority interests” can mainly be attributed to the increase in the minimum pension liability.

      Our summary of contractual obligations as of December 31, 2002 is as follows (in thousands):

		Less than
	Total	one year	2-3 years	4-5 years	>5 years

Long-term debt	$807,168	$136,120	$254,305	$8,668	$408,075

Minority interest obligations	111,516		111,516

Operating lease	268,600	43,500	59,200	40,200	125,700

Purchase Obligations	233,206	34,089	37,086	34,029	128,002

Total	$1,420,490	$213,709	$462,107	$82,897	$661,777

MANAGEMENT’S DISCUSSION OF SHAREHOLDERS’ EQUITY

      The Consolidated Statements of Shareholders’ Equity summarize the activity in each component of shareholders’ equity for the three years presented. In 2002, shareholders’ equity increased by $162.6 million, mainly from net income of $268.4 million, the exercise of stock options for $26.8 million and a foreign currency translation adjustment of $13.7 million (resulting from a 1.2 percent increase in the value of the Canadian dollar relative to the U.S. dollar). These were partially offset by the recognition of a $112.9 million additional minimum pension liability, net of income taxes, and dividend payments, net of reinvestments, of $39.2 million.

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

      The following table reflects the range of high and low closing prices of Common Stock by quarter for 2002 and 2001 as quoted on the New York Stock Exchange:

	Quarters Ended

	Mar 31	Jun 30	Sep 30	Dec 31

2002 Stock Prices

High	$43.24	$44.70	$34.77	$32.85

Low	37.50	35.15	28.40	26.06
2001 Stock Prices

High	$32.90	$34.87	$37.75	$39.00

Low	22.69	29.00	31.98	33.74

      Dividends are summarized in the following table (in thousands, except per share amounts):

	Years Ended December 31

	2002	2001	2000

Common equity dividends	$43,815	$43,290	$43,986

Less dividend reinvestments	(4,664)	(3,527)	(25,324)

Net cash dividend payments	39,151	39,763	$18,662

Common equity dividends per share	$0.60	$0.60	$0.60

      There have been no changes in the dividend rate since October 1998.

MANAGEMENT’S DISCUSSION OF SELECTED

CONSOLIDATED FINANCIAL DATA

      The Selected Consolidated Financial Data highlights certain significant trends in our financial condition and results of operations.

      In 1999, net sales increased by eight percent primarily due to favorable economic conditions supporting demand in most segments and increased average selling prices. In 2000, net sales increased by two percent due to acquisitions throughout our operations and improving economic conditions. In 2001, net sales increased by 19 percent mainly due to recent acquisitions (primarily Warren Paving & Materials Group in Canada), increased volumes from our heritage operations as well as increased average selling prices for ready-mixed concrete and aggregate and Canadian cement. These were partially offset by reduced average selling prices for cement in the U.S. and gypsum drywall. In 2002, net sales decreased 2 percent as decreased volumes in most of our product lines, except for Gypsum, were only partially off-set by price improvements. See Management’s Discussion of Income for additional details.

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

      Net cash provided by operations consists of net income adjusted primarily for depreciation and changes in operating working capital. We are in a capital-intensive industry and, as a result, we recognize large amounts of depreciation. We have used our cash provided by operations to expand our markets, improve the performance of our plants and other operating equipment, and to reduce our net debt position.

      Capital expenditures and acquisitions, excluding the Redland assets that were acquired for $690 million in 1998 but were accounted for similar to a pooling of interests, totaled $2,064.6 million over the past five years. These included: the construction of new drywall plants in Kentucky and Florida; acquisition of the Newark gypsum drywall plant; acquisition of a cement plant and related limestone quarry; cement plant projects to increase production capacity and reduce costs, including the new Richmond, British Columbia cement plant and the Sugar Creek, Missouri cement plant; the installation of receiving and handling facilities for substitute fuels and raw materials; the building and purchasing of additional distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the expansion of our cement-related products operations; the expansion of asphalt, paving and aggregate operations through the merger with the Warren Paving & Materials Group; the acquisition of ready-mixed concrete plants and aggregate operations, including our acquisition of the Presque Isle quarry, Rocky Mountain Materials, Pine Hill Materials Corp., American Readi-Mix Concrete Corporation and several other small tuck-in acquisitions; and the renewal of the construction materials mobile equipment fleet.

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

      We use financial instruments only to hedge existing or anticipated financial and commercial exposures. We undertake this hedging in the over-the-counter market with a limited number of highly rated counter parties. Our positions in derivative financial instruments are monitored using various techniques, including the fair value approach.

     Commodity Price Risk

      We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, electricity and diesel fuel. We attempt to limit our exposure to changes in commodity prices by entering into long-term contracts and increasing our use of alternative fuels. We occasionally use commodity-based derivatives to manage our exposure to commodity price fluctuations. We execute these commodity-based derivatives for the purpose of hedging the economic exposure to commodity price changes, not for trading or speculative purposes.

      By using derivative financial instruments to hedge exposures to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counter party to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counter party owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counter party and, therefore, do not have a credit risk. We minimize the credit risk in derivative instruments by entering into transactions only with what we believe are high-quality counter parties.

      Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As such, a 10 percent change in the commodity prices for hedged items would cause a change on our December 31, 2002 consolidated net assets and the 2002 consolidated other comprehensive income by less than $5 million, net of any other impact. Such a change would have no impact on net income as our derivatives qualify as cash flow hedges with the effective portion of the fair value change reported as a component of “Accumulated Other Comprehensive Loss”.

     Foreign Currency Risk

      Translation Risks — The assets, liabilities, income and expenses of our Canadian operating entities are denominated in a foreign currency. Our financial statements are presented in U.S. dollars. Thus, assets, liabilities, income and expenses denominated in currencies other than U.S. dollars must be translated into U.S. dollars at the applicable exchange rate to be included in our financial statements.

      If the U.S. dollar increases in value against the Canadian dollar, the value in U.S. dollars of assets, liabilities, income and expenses originally recorded in the Canadian dollar will decrease. Conversely, if the U.S. dollar decreases in value against the Canadian dollar, the value in U.S. dollars of assets, liabilities, income and expenses originally recorded in Canadian dollars will increase. Thus, increases and decreases in the value of the U.S. dollar relative to the Canadian dollar has a direct impact on the value in U.S. dollars of our Canadian dollar-denominated assets, liabilities, income and expenses, even if the value of these items has not changed in their original currency.

      At December 31, 2002 and for the year then ended, approximately 45 percent of our consolidated net assets and 53 percent of consolidated net income was attributable to subsidiaries that prepare their financial statements in Canadian dollars. As such, a 10 percent change in the U.S. dollar/ Canadian dollar exchange rate would cause a change on consolidated net assets and consolidated net income by approximately $97 million and $14 million, net of any other impact, respectively.

      Transaction Risks – We are subject to limited foreign currency exchange risks as a consequence of commercial exposures as a result of purchase and sale transactions in currencies other than our operating currencies. Our exposure to changes in foreign currency exchange risks related to transactions is insignificant.

     Interest Rate Risk

      We are exposed to interest rate risk exposure through our debt. In the past we have entered into interest rate forward agreements to reduce our exposure to market risks from changing interest rates related to anticipated debt issuances. These contracts were terminated in 1998 when the hedged forecasted debt was issued, and any resulting hedging gains and losses from these contracts are reported as a component of the carrying amount of the hedged debt and are being recognized as a yield adjustment over the remaining debt terms. At December 31, 2002, we had no derivative instruments related to interest rates.

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

      At December 31, 2002, 79 percent of our consolidated indebtedness was at fixed rates. For a further discussion of our financial policy and interest rate exposure, see the “Note 8 Debt” of the Notes to Consolidated Financial Statements reported in Item 8 of Part II of the Annual Report, which is incorporated herein by reference.

      Cash-flow risk for floating rate assets and liabilities — Changes in interest rates have little impact on the market value of floating-rate assets and liabilities, but directly influence our future income or expense flows.

      We use variable-rate debt to finance our operations. At December 31, 2002, approximately 21 percent of our consolidated indebtedness was at variable rates, which exposes us to variability in interest payments due to changes in interest rates. As such, a one percent change in the average interest rate would have caused a change in 2002 consolidated net income of approximately $1 million, net of any other impact.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Financial Report:

Report of Independent Auditors, Ernst & Young LLP	51

Report of Independent Public Accountants, Arthur Andersen LLP	52

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001	53

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	54

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	55

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	56

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	57

Notes to Consolidated Financial Statements	58

Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000	89

All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Lafarge North America Inc.:

      We have audited the accompanying consolidated balance sheet of Lafarge North America Inc. (a Maryland corporation) and subsidiaries as of December 31, 2002, and the related consolidated statement of income, shareholders’ equity, comprehensive income and cash flows for the year ended December 31, 2002. Our audit also included Financial Statement Schedule II for the year ended December 31, 2002 on page 89 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements and financial statement schedule of Lafarge North America Inc. as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated January 22, 2002 expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note 5.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Lafarge North America Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed above, the financial statements of Lafarge North America, Inc. and subsidiaries for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 or 2000 financial statements taken as a whole.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ERNST & YOUNG LLP

McLean, Virginia

February 3, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the company’s filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K, nor has Arthur Andersen LLP provided a consent to include its report in this Annual Report on Form 10K. The registrant hereby discloses that the lack of a consent by Arthur Andersen LLP may impose limitations on recovery by investors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lafarge North America Inc.:

      We have audited the accompanying consolidated balance sheets of Lafarge North America Inc. (formerly Lafarge Corporation) (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Vienna, Virginia
January 22, 2002

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31

	2002	2001

Assets

Cash and cash equivalents	$351,110	$202,446

Short-term investments	22,260	23,264

Receivables, net	386,183	492,271

Due from affiliates	48,662	3,685

Inventories	373,479	350,860

Deferred tax assets	42,369	54,224

Other current assets	34,577	57,258

Total current assets	1,258,640	1,184,008

Property, plant and equipment, net	2,236,255	2,195,114

Goodwill, net	471,495	474,401

Other assets	267,838	264,078

Total Assets	$4,234,228	$4,117,601

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$502,482	$555,496

Income taxes payable	22,139	72,640

Short-term borrowings and current portion of long-term debt	136,120	210,447

Total current liabilities	660,741	838,583

Long-term debt	671,048	674,616

Minority interests	111,516	109,604

Deferred income taxes	124,633	206,940

Other long-term liabilities	506,639	290,797

Total Liabilities	2,074,577	2,120,540

Shareholders’ Equity:

Common stock ($1.00 par value; authorized 150.0 million shares; issued 68.9 and 67.9 million shares, respectively)	68,885	67,890

Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.1 and 4.2 million shares, respectively)	32,362	32,375

Additional paid-in capital	719,631	684,700

Retained earnings	1,652,477	1,427,917

Accumulated other comprehensive loss:

Foreign currency translation	(188,956)	(202,608)

Minimum pension liability	(126,088)	(13,213)

Derivative adjustment	1,340	—

Total Shareholders’ Equity	2,159,651	1,997,061

Total Liabilities and Shareholders’ Equity	$4,234,228	$4,117,601

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except amounts per common equity share)

	Years Ended December 31

	2002	2001	2000

Net Sales	$3,251,555	$3,323,020	$2,787,629

Costs and expenses:

Cost of goods sold	2,521,317	2,606,681	2,099,332

Selling and administrative	318,072	296,091	269,368

Amortization of goodwill	—	20,641	17,213

Income from managed assets:

Management fees and cost reimbursement	(190,833)	(9,704)	—

Direct and allocated costs and expenses	178,833	4,059	—

Other (income) expense, net	3,570	4,197	(29,036)

Minority interests	8,368	7,007	—

Interest expense	52,791	54,507	50,620

Interest income	(9,720)	(6,615)	(23,697)

Total costs and expenses	2,882,398	2,976,864	2,383,800

Earnings before income taxes	369,157	346,156	403,829

Income taxes	100,782	112,066	146,462

Net Income	$268,375	$234,090	$257,367

Net Income Per Share-Basic	$3.69	$3.25	$3.51

Net Income Per Share-Diluted	$3.64	$3.21	$3.51

Dividends Per Share	$0.60	$0.60	$0.60

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Years Ended December 31

	2002		2001		2000

	Amount	Shares	Amount	Shares	Amount	Shares

Common Stock

Balance at January 1	$67,890	67,890	$67,492	67,492	$68,686	68,686

Share repurchases	—	—	(905)	(905)	(2,469)	(2,469)

Issuance of shares for:

Dividend reinvestment plans	121	121	99	99	1,173	1,173

Employee stock purchase plan	55	55	66	66	61	61

Conversion of exchangeable shares	56	56	337	337	13	13

Exercise of stock options	763	763	801	801	28	28

Balance at December 31	$68,885	68,885	$67,890	67,890	$67,492	67,492

Exchangeable Shares

Balance at January 1	$32,375	4,196	$34,402	4,523	$32,957	4,472

Issuance of shares for:

Dividend reinvestment plan	378	10	333	10	699	31

Employee stock purchase plan	—	—	—	—	837	33

Conversion of exchangeable shares	(391)	(56)	(2,360)	(337)	(91)	(13)

Balance at December 31	$32,362	4,150	$32,375	4,196	$34,402	4,523

Additional Paid-In Capital

Balance at January 1	$684,700		$690,072		$697,324

Share repurchases	—		(28,065)		(47,407)

Issuance of shares for:

Dividend reinvestment plans	4,165		3,095		23,452

Employee stock purchase plan	4,441		2,083		1,493

Conversion of exchangeable shares	335		2,023		78

Exercise of stock options	25,990		15,492		696

Issuance of common stock warrant	—		—		14,436

Balance at December 31	$719,631		$684,700		$690,072

Retained Earnings

Balance at January 1	$1,427,917		$1,237,117		$1,023,736

Net income	268,375		234,090		257,367

Dividends — common equity interests	(43,815)		(43,290)		(43,986)

Balance at December 31	$1,652,477		$1,427,917		$1,237,117

Accumulated Other Comprehensive Loss

Balance at January 1	$(215,821)		$(136,914)		$(99,819)

Foreign currency translation adjustments	13,652		(65,694)		(37,095)

Minimum pension liability adjustment, net of income taxes	(112,875)		(13,213)		—

Derivative adjustment, net of income taxes	1,340		—		—

Balance at December 31	$(313,704)		$(215,821)		$(136,914)

Total Shareholders’ Equity	$2,159,651		$1,997,061		$1,892,169

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31

	2002	2001	2000

Net Income	$268,375	$234,090	$257,367

Foreign currency translation adjustments	13,652	(65,694)	(37,095)

Minimum pension liability adjustment, net of income taxes	(112,875)	(13,213)	—

Derivative adjustment, net of income taxes	1,340	—	—

Comprehensive Income	$170,492	$155,183	$220,272

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31

	2002	2001	2000

Cash Flows from Operations

Net income	$268,375	$234,090	$257,367
Adjustments to reconcile net income to net cash provided by operations

Depreciation, depletion and amortization	182,154	194,160	168,294

Provision for bad debts	2,921	6,106	2,451

Deferred income taxes	9,947	30	12,156

Gain on sale of assets	(35,181)	(24,051)	(12,769)

Other noncash charges and (credits), net	34,723	(11,211)	(16,723)

Net change in operating working capital (see Analysis below)*	(39,087)	23,941	76,810

Net Cash Provided by Operations	423,852	423,065	487,586

Cash Flows from Investing

Capital expenditures	(247,873)	(333,170)	(431,698)

Acquisitions, net of cash acquired	(31,566)	(80,615)	(242,036)

Redemptions (purchases) of short-term investments, net	1,004	(23,264)	91,626

Proceeds from asset dispositions	76,993	66,163	29,083

Other	10,221	(12,350)	(10,990)

Net Cash Used for Investing	(191,221)	(383,236)	(564,015)

Cash Flows from Financing

Repayment of long-term debt	(12,491)	(16,340)	(30,317)

Issuance (repayment) of short-term borrowings, net	(65,404)	23,698	156,804

Issuance of equity securities	31,249	18,442	3,115

Repurchase of common stock	—	(28,970)	(49,876)

Dividends, net of reinvestments	(39,151)	(39,763)	(18,662)

Net Cash Provided (Consumed) by Financing	(85,797)	(42,933)	61,064

Effect of exchange rate changes	1,830	(8,539)	(8,358)

Net Increase (Decrease) in Cash and Cash Equivalents	148,664	(11,643)	(23,723)

Cash and Cash Equivalents at January 1	202,446	214,089	237,812

Cash and Cash Equivalents at December 31	$351,110	$202,446	$214,089

*Analysis of Changes in Operating Working Capital Items

Receivables, net (including “Due from affiliates”)	$84,359	$(144,370)	$148,562

Inventories	(21,770)	9,524	(48,077)

Other current assets	17,440	9,567	746

Accounts payable and accrued liabilities	(68,139)	74,917	(7,932)

Income taxes payable	(50,977)	74,303	(16,489)

Net Change in Operating Working Capital	$(39,087)	$23,941	$76,810

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Lafarge North America Inc., together with its subsidiaries (“Lafarge” or the “company”), is North America’s largest diversified supplier of aggregate, concrete and concrete products, cement and cement-related products, gypsum drywall, and other construction materials used for residential, commercial, institutional and public works construction. The company’s business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding the company’s operating segments and products, see the “Note 17 Segment and Related Information” herein.

      Lafarge operates in the U.S. and throughout Canada, where it operates through a major operating subsidiary, Lafarge Canada Inc. (“LCI”). The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge’s wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with fuel quality waste as a source of energy for the cement plants. Lafarge S.A., a French corporation, and certain of its affiliates (“Lafarge S.A.”) own a majority of the voting securities of Lafarge, including the company’s outstanding common stock, par value $1.00 per share (the “Common Stock”), and LCI’s exchangeable preference shares (the “Exchangeable Shares”).

      Effective July 11, 2001, the company entered into an agreement with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date (the “Blue Circle Asset Management Agreement”). The Blue Circle Asset Management Agreement grants the company management authority for most of Blue Circle’s U.S. business and provides for a fixed annual management fee plus incentives for improving operating results. The management contract was renewed on its first expiration date (December 31, 2002) in accordance with the terms of the agreement and is renewable for one-year periods each year at the option of the company. The assets that the company manages include five full-production cement plants; a slag grinding facility; 11 cement terminals; 13 pits and quarries for producing aggregate (crushed stone, sand and gravel); 61 ready-mixed concrete plants and several concrete block operations. A majority of the operations are situated in the southeastern U.S. These assets remain the property of Lafarge S.A. and therefore neither these assets nor their operating performance are consolidated into these financial statements. Further, in conjunction with the Blue Circle Asset Management Agreement, Lafarge S.A. granted the company an option to purchase the assets being managed, anytime between July 1, 2002 and December 31, 2004, at a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise.

Note 1 Summary of Significant Accounting Policies

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

     Principles of Consolidation

      The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which the company has less than a majority ownership are accounted for by the equity method and included in “Other assets” in the Consolidated Balance Sheets. Certain reclassifications have been made to prior years to conform to the 2002 presentation.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Foreign Currency Translation

      The company uses the U.S. dollar as its functional currency for operations in the U.S. and the Canadian dollar for LCI. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for LCI are translated using the average exchange rate during the year. Cumulative foreign currency translation adjustments of $188,956 and $202,608 at December 31, 2002 and 2001, respectively, are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity.

     Cash and Cash Equivalents

      The company considers liquid investments purchased with an original maturity of three months or less to be cash equivalents. Because of the short maturity, their carrying amounts approximate fair value.

     Short-Term Investments

      Short-term investments consist primarily of commercial paper with original maturities beyond three months, but less than 12 months. Such short-term investments are carried at cost, which approximates fair value due to the short period of time to maturity.

     Derivative Instruments and Hedging Activities

      The company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

      When the normal purchases or sales exception is not applied, the derivatives are recognized on the balance sheet at their fair value. The company may execute derivatives for purposes of hedging various commodity price and financial exposures. For those derivatives that qualify for hedge accounting, on the date the derivative contract is entered into the company designates the derivative and documents the hedge relationship as either a fair value or cash flow hedge in accordance with the requirements of SFAS No. 133. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The company also formally assesses, both at the hedge relationship’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective (as defined by SFAS No. 133) in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively. The company will only apply hedge accounting to those relationships that have been properly designated and documented and are anticipated to be highly effective.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Classification of a change in a derivative’s fair value is determined by whether the derivative is designated in a qualifying hedge relationship. For a derivative in a qualifying cash flow hedge, the effective portion of the derivative’s fair value change is reported as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. For a derivative in a qualifying fair value hedge, effective changes in the fair value are reported in the Consolidated Statements of Income, along with changes in the value of the hedged item for the risk being hedged. In both fair value and cash flow hedge relationships, any hedge ineffectiveness is reported as a component of “Other (income) expense, net” in the current period’s Consolidated Statement of Income.

     Concentration of Credit Risk

      Financial instruments that potentially subject the company to concentrations of credit risk are primarily cash equivalents, short-term investments, receivables and derivatives. The company places its cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. The company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The allowances for non-collection of receivables are based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables.

     Inventories

      Inventories are valued at the lower of cost or market. The majority of the company’s U.S. cement inventories, other than maintenance and operating supplies, are stated at last-in, first-out (“LIFO”) cost and all other inventories are valued at average cost.

     Property, Plant and Equipment

      Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. These lives range from three years on light mobile equipment to 40 years on certain buildings. Land and mineral deposits include depletable raw material reserves with depletion recorded using the units-of-production method based upon proven and probable reserves. Repair and maintenance costs are expensed as incurred.

     Goodwill and Intangible Assets

      On January 1, 2002, the company fully adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 was issued in June 2001 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142’s transitional requirements, the amortization provisions were applied immediately to goodwill and intangible assets that were recognized in acquisitions initiated after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142 effective January 1, 2002.

     Impairment or Disposal of Long-Lived Assets

      The company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

      On November 22, 2002, Lafarge idled manufacturing operations at its gypsum drywall plant in Wilmington, Delaware. The customer base continues to be served predominantly from newer, more efficient plants in the eastern U.S. In connection with this announcement, Lafarge recorded as a component of “Other (income) expense, net”, a pretax charge to earnings of approximately $26 million, which includes $15 million for the write-off and impairment of assets in accordance with SFAS No. 144, and, in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, approximately $2.6 million for the termination of approximately 100 hourly and salaried employees and approximately $8.4 million for costs to restore the property. The fair value of impaired assets was determined using the expected net realizable value. As of December 31, 2002, payments of approximately $1 million were recorded against the liability.

      No other impairments were recorded for the years ended December 31, 2002, 2001 and 2000.

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

     Revenue Recognition

      Revenue from the sale of cement, cement-related products, aggregates, ready-mixed concrete, concrete products, asphalt and gypsum drywall is recorded when title and ownership are transferred upon delivery of the products. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the cost-to-cost method to determine the percentage-of-completion. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net Sales,” and costs incurred for shipping and handling are classified as “Cost of goods sold” in the Consolidated Statements of Income.

     Research and Development

      The company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $5.1 million, $7.2 million and $7.2 million for 2002, 2001 and 2000, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other (Income) Expense, Net

      Other (income) expense, net consists of the following (in millions):

	Years Ended December 31

	2002	2001	2000

Gain on sale of fixed assets	$(7.8)	$(8.0)	$(9.5)

Gain on divestitures of businesses	(30.8)	(23.2)	(6.3)

Loss on the sale of receivables under our securitization program	3.4	7.1	3.0

(Gain) loss on natural gas commodity contracts	(8.1)	8.1	—

Pension and other postretirement benefits expense (income)	15.2	6.9	(4.1)

Equity income	(0.3)	(2.8)	(6.9)

Expenses for restructuring	—	7.1	—

Foreign exchange transaction (gains) losses	0.9	0.3	(2.5)

Loss on idling of Wilmington plant	26.0	—	—

Other miscellaneous (gains) losses	5.1	8.7	(2.7)

Total other income (expense), net	$3.6	$4.2	$(29.0)

     Interest

      The company capitalizes interest costs incurred during the construction of new facilities as an element of construction in progress and amortizes such costs over the assets’ estimated useful lives. Interest of $4.2 million, $11.1 million and $11.7 million was capitalized in 2002, 2001 and 2000, respectively.

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

     Restructuring

      In the second half of 2001, the company adopted a plan to reorganize its cement operations into five geographic regions. The new organization, which was designed primarily to better serve our customers, was implemented effective January 1, 2002. The company recorded $7.1 million in costs related to this restructuring in “Other (income) expense, net” in the Consolidated Statements of Income for the year ended December 31, 2001.

     Net Income Per Common Equity Share

      The calculation of basic net income per common equity share is based on the weighted average number of shares of Common Stock and Exchangeable Shares outstanding in each period. The basic weighted average number of shares was (in thousands) 72,824, 72,043 and 73,254 in 2002, 2001 and 2000, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average number of shares and share equivalents outstanding, assuming dilution from the exercise of stock options and stock warrant using the treasury stock method, was (in thousands) 73,814, 72,910 and 73,379 in 2002, 2001 and 2000, respectively.

     Accounting for Stock-Based Compensation

      The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

      In accordance with SFAS No. 123, “Accounting for Stock Compensation”, the company discloses the compensation cost based on the estimated fair value at the date of grant.

      As of December 31, 2002, the company adopted the disclosure requirements of SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.

      For disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation,” employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model to value the option awards in 2002, 2001, and 2000, respectively, are as follows: dividend yield of 1.5 percent, 2.0 percent, and 2.6 percent; expected volatility of 38.0 percent, 43.0 percent, and 33.0 percent; risk-free interest rates of 4.9 percent, 4.9 percent, and 6.7 percent; and expected lives of 5.4 years for all three years.

      If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements for 2002, 2001 and 2000 would be as follows:

	Years Ended December 31

	2002	2001	2000

	(in thousands, except per share amounts)

Net Income

As reported	$268,375	$234,090	$257,367

Deduct fair value of stock-based employee compensation, net of tax	(8,288)	(6,350)	(4,562)

Pro forma	$260,087	$227,740	$252,805

Basic Net Income Per Share

As reported	$3.69	$3.25	$3.51

Pro forma	$3.57	$3.16	$3.45

Diluted Net Income Per Share

As reported	$3.64	$3.21	$3.51

Pro forma	$3.52	$3.12	$3.45

      The SFAS No. 123 method of accounting does not apply to options granted before January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

     Accounting Pronouncements Not Yet Effective

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. The company will be required to implement SFAS No. 143 on January 1, 2003. We are in the process of finalizing our evaluation of the impact of this new standard on the consolidated financial statements. SFAS No. 143’s primary impact on us relates to our accounting for quarry reclamation obligations. Currently, the company provides for our estimated quarry reclamation obligation over the life of the quarry based on the units of production. Based upon our preliminary estimates, a pre-tax charge of less than $10 million will be recognized as of January 1, 2003, as the cumulative effect of the change in accounting principle for the company’s adoption of SFAS No. 143.

      In July 2002 the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan.

      The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the company.

      FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in “Note 20 Commitments and Contingencies”, while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. The provisions of FIN 45 are applicable no later than July 1, 2003. The company is currently reviewing the provisions of the pronouncement and its impact on the Consolidated Financial Statements.

      FIN 46, “Consolidation of Variable Interest Entities”, clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are applicable no later than July 1, 2003. The company does not expect this Interpretation to have an effect on the Consolidated Financial Statements.

     Acquisitions, Dispositions and Significant Capital Developments

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

      In late December 2000, the company completed its merger of Kilmer Van Nostrand Co. Limited’s (KVN) wholly-owned subsidiary, the Warren Paving & Materials Group Limited (“Warren”), with the company’s construction materials operations in Canada. Warren was a supplier of construction aggregate and provided asphalt and paving services in five Canadian provinces. The transaction, in which a subsidiary of LCI acquired all of the outstanding shares of Warren for cash, preferred stock and a note, was valued at $259.9 million. The acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values.

      The following unaudited pro forma financial information for the company gives effect to the Warren merger as if the transaction had been completed as of the beginning of 2000. These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as depreciation and depletion on the revalued property, plant and equipment and amortization of goodwill but do not reflect any benefits which might be attained from combining the operations. The pro forma results of operations do not necessarily reflect the actual results that would have occurred, nor is such information necessarily indicative of future results of operations below (in thousands, except per share amounts).

Year Ended December 31
2000

Pro forma (unaudited):

Net sales	$3,192,194

Net income	$259,776

Net income per share — basic	$3.55

Net income per share — diluted	$3.54

Note 2 Receivables

      Receivables consist of the following (in thousands):

	December 31

	2002	2001

Trade and notes receivable	$314,512	$403,812

Subordinated interest in receivables	54,601	87,004

Retainage on long-term contracts	20,603	18,947

Other receivables	24,815	16,233

Allowances	(28,348)	(33,725)

Total receivables, net	$386,183	$492,271

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

      On April 1, 2001, the company adopted the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” which was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Under the terms of the company’s securitization arrangement, the company does not maintain control over the assets sold and there is no entitlement nor obligation to repurchase the sold receivables. In accordance with SFAS No. 140, the receivables securitization transactions have been accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Consolidated Balance Sheets.

      The company has received proceeds from the sale of trade receivables totaling $1,889.2 million and $1,990.9 million for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the company administered $143.4 million and $116.5 million, respectively, of outstanding receivables that were sold under this arrangement. In 2002 and 2001, related fees and discounting expense of $3.4 million and $7.1 million, respectively, have been recorded as “Other (income) expense, net” in the accompanying Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $54.6 million and $87.0 million at December 31, 2002 and 2001, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of those trade receivables, their carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

      The amount available to us under our receivables securitization program is determined in the middle of each month based on our actual receivables outstanding as of the prior month end. Periodically, the amount we may borrow under the terms of the program falls below the amount borrowed for the prior month. In such cases, we reflect amounts we have borrowed in excess of amounts available at month end as a payable on our balance sheet. As of December 31, 2002 and 2001, we have amounts payable under this arrangement of $42.3 million and $68.7 million, respectively.

Note 3 Inventories

      Inventories consist of the following (in thousands):

	December 31

	2002	2001

Finished products	$201,695	$199,156

Work in process	29,999	23,187

Raw materials and fuel	71,434	60,214

Maintenance and operating supplies	70,351	68,303

Total inventories	$373,479	$350,860

      Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $83.2 million and $73.2 million at December 31, 2002 and 2001, respectively. The value of inventory calculated by the LIFO method approximates the value using the average cost method.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

	December 31

	2002	2001

Land and mineral deposits	$547,324	$525,742

Buildings, machinery and equipment	3,324,033	2,780,576

Construction in progress	149,859	378,303

Property, plant and equipment, at cost	4,021,216	3,684,621

Accumulated depreciation and depletion	(1,784,961)	(1,489,507)

Total property, plant and equipment, net	$2,236,255	$2,195,114

      Depreciation expense for the years 2002, 2001 and 2000 was $180.1 million, $171.4 million and $149.4 million, respectively. On July 1, 2002, we changed, on a prospective basis, the estimated useful lives of the company’s cement assets, which reduced depreciation expense by approximately $8.5 million for 2002 ($17.0 million on an annual basis). The effect on 2002 net income (after tax) is approximately $5.6 million or $0.08 per share.

Note 5 Goodwill

      The changes in the carrying value of goodwill, net for the years ended December 31, 2002 and 2001, are as follows (in thousands):

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total

Balance at January 1, 2002	$451,800	$12,336	$8,335	$1,930	$474,401

Goodwill acquired (divested)	(710)	—	10,460	—	9,750

Purchase accounting adjustments	340	—	637	(14,835)	(13,858)

Foreign currency translation adjustment	1,077	1	22	102	1,202

Balance at December 31, 2002	$452,507	$12,337	$19,454	$(12,803)	$471,495

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total

Balance at January 1, 2001	$413,528	$14,357	$9,079	$1,381	$438,345

Goodwill acquired (divested)	36,206	—	—	—	36,206

Amortization	(17,160)	(1,855)	(571)	(1,055)	(20,641)

Purchase accounting adjustments	24,755	(162)	(61)	2,074	26,606

Foreign currency translation adjustment	(5,529)	(4)	(112)	(470)	(6,115)

Balance at December 31, 2001	$451,800	$12,336	$8,335	$1,930	$474,401

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

      The purchase accounting adjustments reflected in the change in the carrying value of goodwill for the years ended December 31, 2002 and 2001 include adjustments to the opening balance sheets of acquired entities to reflect acquired tangible assets (primarily property) and liabilities (primarily quarry remediation obligations) at their fair values as of the date of acquisition. These adjustments were made within twelve months of the respective acquisitions. In addition, in the column “Corporate and Unallocated” for 2002, we recorded an adjustment for pre-existing tax contingencies associated with a past acquisition, upon our recent quantification of this adjustment. Certain tax contingencies related to a past acquisition have not been finalized. Once finalized, we will adjust goodwill to reflect their ultimate disposition.

      In connection with SFAS No. 142’s goodwill impairment evaluation, we performed the first step of the goodwill impairment test, which compares the fair value of the company’s reporting units with their respective carrying values, to identify potential impairment. We completed the initial evaluation during the quarter ended June 30, 2002, and determined that no goodwill impairment existed as of January 1, 2002. We performed a similar assessment as of October 31, 2002, and determined that no goodwill impairment existed.

      The following table provides a reconciliation from reported net income to net income adjusted to exclude goodwill amortization expense, including any tax-related benefits (in thousands, except amounts per common equity share):

	Years Ended December 31

	2002	2001	2000

Reported Income	$268,375	$234,090	$257,367

Add back amortization of goodwill, net of tax	—	19,710	16,372

Adjusted net income	$268,375	$253,800	$273,739

Net income per share — basic:

Reported net income	$3.69	$3.25	$3.51

Add back amortization of goodwill	—	0.27	0.22

Adjusted net income per share — basic	$3.69	$3.52	$3.73

Net income per share — diluted:

Reported net income	$3.64	$3.21	$3.51

Add back amortization of goodwill	—	0.27	0.22

Adjusted net income per share -diluted	$3.64	$3.48	$3.73

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 Other Assets

      Other assets consist of the following (in thousands):

	December 31

	2002	2001

Long-term receivables	$19,337	$22,699

Investments in unconsolidated companies	30,305	31,210

Intangible and prepaid pension assets	146,691	140,537

Intangible assets	15,531	16,845

Property held for sale	15,994	12,619

Other	39,980	40,168

Total other assets	$267,838	$264,078

      Property held for sale is carried at the lower of cost or estimated net realizable value.

      The following tables present details of intangible assets (in thousands):

	December 31, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$16,190	$6,062	$10,128	$16,659	$5,772	$10,887

Mineral rights	2,901	564	2,337	2,901	380	2,521

Non-compete contracts	2,204	768	1,436	2,634	744	1,890

Other	4,344	2,714	1,630	4,821	3,274	1,547

Total	$25,639	$10,108	$15,531	$27,015	$10,170	$16,845

      Upon adoption of SFAS No. 142, we evaluated our existing intangible assets that were acquired in purchase business combinations and did not find it necessary to make any reclassifications in order to conform with the classification criteria in SFAS No. 141, “Business Combinations,” for recognition separate from goodwill. We also were required to reassess the useful lives and residual values of all intangible assets acquired. Based on our review, it was not necessary to make any adjustments to the amortization period. Further, SFAS No. 142 required us to perform, as of the adoption date, an impairment test for intangible assets other than goodwill that are identified as having an indefinite useful life; however, we had no intangible assets meeting this criteria as of January 1, 2002.

      The amortization expense for intangible assets for the years ended December 31, 2002 and 2001 was $3.7 million and $3.6 million, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years (in thousands):

2003	$1,955
2004	$2,228
2005	$2,250
2006	$2,000
2007	$1,826

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31

	2002	2001

Trade accounts payable	$188,364	$232,300

Accrued payroll expense	83,407	77,391

Payable to bank under receivables sales agreement	42,353	68,689

Bank overdraft	22,112	—

Self insurance reserves	49,167	53,569

Other accrued liabilities	117,079	123,547

Total accounts payable and accrued liabilities	$502,482	$555,496

Note 8 Debt

      Debt consists of the following (in thousands):

	December 31

	2002	2001

Senior notes in the amounts of $250,000, $200,000 and $200,000, maturing in 2005, 2008 and 2013, respectively, bearing interest at fixed rates of 6.4 percent, 6.5 percent and 6.9 percent, respectively, stated net of deferred losses on forward treasury lock and original issue discount. The weighted average effective interest rate is 6.6 percent	$639,543	$637,483

Medium-term note maturing in 2006, bearing fixed rate interest at 9.58 percent	2,000	12,000

Tax-exempt bonds maturing in various amounts between 2005 and 2026, bearing interest at floating rates that range from 1.1 percent to 3.4 percent	20,750	26,383

Short-term borrowings, including commercial paper	131,543	180,502

Other	13,332	28,695

Subtotal	807,168	885,063

Less short-term borrowings and current portion of long-term debt, net of deferred losses on forward treasury lock and original issue discount of $2,060	(136,120)	(210,447)

Total long-term debt	$671,048	$674,616

      The fair value of debt at December 31, 2002 and 2001, respectively, was approximately $872.5 million and $839.0 million compared with $807.2 million and $885.1 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the company for debt of the same maturity.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2007 are as follows (in thousands):

2003	$138,180

2004	3,164

2005	251,141

2006	8,501

2007	167

Thereafter	416,471

Less deferred losses on forward treasury lock and original issue discount	(10,456)

Total	$807,168

      In March 2001, the company entered into commercial paper agreements, under which the company may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At December 31, 2002, the company had $125 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.7 percent and maturity dates ranging from 4 to 31 days. These borrowings are backed by a $300 million, syndicated, committed 364-day bank revolver which will expire in April 2003. The bank revolver requires the maintenance of certain financial ratios, among other restrictions. Other short-term borrowings outstanding at December 31, 2002 of $6.6 million were made under various credit facilities that bear interest at variable rates (2.1 percent as of December 31, 2002) based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

      The company also has a syndicated, committed five-year revolving credit facility totaling $300 million extending through April 2007. At the end of 2002, no amounts were outstanding. The company is required to pay annual commitment fees of 0.11 percent of the total amount of the facilities.

      The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At December 31, 2002, the company was in compliance with these requirements.

Note 9 Minority Interests

      Minority interests primarily consist of 166.4 million shares of no par preferred stock (the “Preferred Shares”) issued by a subsidiary of the company on December 29, 2000, in conjunction with the Warren merger. No gain or loss was recognized as a result of the issuance of these securities, and the company owned substantially all of the voting equity of the subsidiary both before and after the transaction. The holder of the Preferred Shares is entitled to receive cumulative, preferential cash dividends at the annual rate of 6.0 percent of the issue price (Canadian $166.4 million, or approximately U.S. $105 million) from 2001 to 2003, 5.5 percent of the issue price from 2004 to 2005 and 5.0 percent of the issue price thereafter. In addition, the holder may receive additional dividends based on its share of the total after-tax proceeds received by Warren from the sale of certain assets during each quarter. During 2002 and 2001, respectively, the company paid $2.1 million and $0.6 million in additional dividends resulting from these sales, which are included in “Minority interests” in the accompanying Consolidated Statements of Income.

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

Note 10 Other Long-Term Liabilities

      Other long-term liabilities consist of the following (in thousands):

	December 31

	2002	2001

Accrued postretirement benefit cost	$194,855	$175,408

Accrued pension liability	238,763	49,708

Other	73,021	65,681

Total other long-term liabilities	$506,639	$290,797

Note 11 Derivative Instruments and Hedging Activities

      The company maintains a commodity-price risk management policy that allows for the use of derivative instruments to minimize significant, unanticipated fluctuations caused by commodity-price volatility. The manufacturing of certain of the company’s products requires significant consumption of fuel and power. Price fluctuations in natural gas and electrical power can cause the spot market price to differ from the fixed price in forward supply agreements.

      The company uses commodity-based derivatives to manage its exposure to commodity price fluctuations. The company executes these commodity-based derivatives for the purpose of hedging its economic exposure to commodity price changes, not for trading or speculative purposes.

      The company periodically enters into natural gas forward purchase agreements for a portion of its anticipated gas purchases to hedge the price risk associated with fluctuations in market prices. The forward agreements eliminate the exposure to the unfavorable impact price increases would have on natural gas purchases. As of December 31, 2002 and 2001, the company has executed outstanding forward, fixed-price supply contracts that are considered derivative instruments under SFAS No. 133. When applying the provisions of SFAS No. 133, most of these contracts qualify for the normal business exception and are not subject to hedge or mark-to-market accounting. As of December 31, 2002 certain contracts qualify for hedge accounting, resulting in a $1.3 million gain, net of tax, in Other Comprehensive Income. Certain outstanding contracts as of December 31, 2001, did not qualify for hedge accounting and an $8.1 million loss on these contracts is reflected in “Other (income) expense, net” in the accompanying Consolidated Statement of Income. In 2002 these contracts expired, resulting in an $8.1 million gain in “Other (income) expense, net”.

Note 12 Common Equity Interests

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

      At December 31, 2002, the company had reserved for issuance approximately 8.5 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserved to cover grants under the company’s stock option program (11.0 million) and issuances pursuant to the employee stock purchase plan (1.3 million).

      In July 2000, the company announced a buyback program of Common Stock over the following 18 months. The plan allowed the company, at management’s discretion, to buy back up to $100 million of the Common Stock from time to time on the market or through privately negotiated transactions. In 2002, the company did not buy back any shares of Common Stock. For the year ended December 31, 2001, the company bought back approximately 0.9 million shares of Common Stock at an average cost of $31.83 per share. The Common Stock buy back program expired in February 2002.

      In connection with the Warren merger, the company issued a common stock warrant for $14.4 million. The warrant entitles the holder to acquire up to 4.4 million shares of Common Stock at an exercise price of $29 per share and is exercisable for a period of 10 years commencing on December 29, 2005.

Note 13 Optional Stock Dividend Plan

      The company has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

Note 14 Stock Option and Purchase Plans

      The company maintains a fixed stock option plan and an employee stock purchase plan. Under the fixed stock option plan, directors and key employees of the company may be granted stock options that entitle the holder to receive shares of Common Stock based on the market price of the securities at the date of grant. Director’s options are exercisable based on the length of a director’s service on the Board of Directors and become fully exercisable when a director has served on the Board for over four years. Employee options vest ratably over a four-year period. The options expire 10 years after the date of grant. There were approximately 4.3 million and 4.0 million of outstanding options at December 31, 2002 and 2001, respectively.

      The employee stock purchase plan allows substantially all employees to purchase Common Stock, through payroll deductions, at 90 percent of the lower of the beginning or end of the plan year market prices. During 2002, 55,024 shares were issued under the plan at a share price of $29.46; in 2001, 65,555 shares were issued under the plan at a share price of $22.95; and in 2000, 93,500 shares were issued at a price of $22.95. At December 31, 2002 and 2001, approximately $2.0 million and $1.4 million, respectively, were subscribed for future share purchases.

      The company accounts for its stock option plans under APB Opinion No. 25 and the associated interpretations. No compensation expense has been recognized for these plans. Pro-forma footnote disclosure in accordance with SFAS 148 is presented in “Note 1 Summary of Significant Accounting Policies”.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the company’s fixed stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ended on these dates, is presented below:

	Years Ended December 31

	2002		2001		2000

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance outstanding at January 1	3,978,950	$29.12	3,835,175	$27.08	2,987,875	$28.32

Options granted	1,167,500	41.11	1,088,750	30.09	938,800	23.00

Options exercised	(762,720)	27.90	(801,850)	20.42	(28,852)	19.36

Options canceled	(123,437)	31.16	(143,125)	30.84	(62,648)	30.13

Balance outstanding at December 31	4,260,293	$32.59	3,978,950	$29.12	3,835,175	$27.08

Options exercisable at December 31	1,775,593	$29.94	1,716,933	$28.42	1,840,716	$24.62

Weighted average fair value of options granted during the year		$15.07		$11.43		$7.45

      The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	average		Weighted
	Number of	Average	Remaining	Number of	Average
	Shares at	Exercise	Contractual	Shares at	Exercise
Range of exercise prices	12/31/02	Price	Life	12/31/02	Price

$15.75 - $23.00	1,005,325	$21.80	5.72 years	590,175	$20.96

$24.13 - $29.97	978,442	$29.58	7.68 years	245,317	$28.52

$33.19 - $38.13	1,138,526	$36.18	5.78 years	928,101	$35.87

$41.05 - $43.87	1,138,000	$41.11	9.11 years	12,000	$41.05

	4,260,293	$32.59	7.10 years	1,775,593	$29.94

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Net Income Per Common Equity Share

Years ended December 31			Per Share
(in thousands, except per share amounts)	Income	Shares	Amount

2002

Basic

Net income	$268,375	72,824	$3.69

Diluted

Options		431

Stock warrant		559

Income available to common stockholders	$268,375	73,814	$3.64

2001

Basic

Net income	$234,090	72,043	$3.25

Diluted

Options		505

Stock warrant		362

Income available to common stockholders	$234,090	72,910	$3.21

2000

Basic

Net income	$257,367	73,254	$3.51

Diluted

Options		125

Income available to common stockholders	$257,367	73,379	$3.51

      Basic net income per common equity share was computed by dividing net income by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted net income per common equity share assumed the exercise of in-the-money stock options and stock warrant for all years presented.

Note 16 Income Taxes

      Earnings before income taxes is summarized by country in the following table (in thousands):

	Years Ended December 31

	2002	2001	2000

U.S.	$148,735	$143,526	$248,476

Canada	220,422	202,630	155,353

Earnings before income taxes	$369,157	$346,156	$403,829

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes includes the following components (in thousands):

	Years Ended December 31

	2002	2001	2000

Current:

U.S.	$17,259	$45,355	$88,501

Canada	73,576	66,681	45,805

Total current	90,835	112,036	134,306

Deferred:

U.S.	4,786	6,271	3,277

Canada	5,161	(6,241)	8,879

Total deferred	9,947	30	12,156

Total income taxes	$100,782	$112,066	$146,462

      With the exception of 1997 for which the company has already extended the statute of limitations until September 30, 2003, the Federal Statue of Limitations has closed for all U.S. income tax returns through 1998. The company’s Canadian federal tax liability for all taxation years through 1997 has been reviewed and finalized by Canada Customs and Revenue Agency (“CCRA”). During 1995, an agreement was reached with CCRA related to the pricing of certain cement sales between the company’s operations in Canada and the U.S. Under the terms of the Canada-US Income tax Convention, the agreement was submitted to the Competent Authorities of Canada and the U.S. The Competent Authorities reached an agreement in 2000 that resulted in reductions of the above noted transfer prices and certain administrative expenses for 1986 to 1994 and granted compensating adjustments in the U.S. for the same years. Amended U.S. returns reflecting the Competent Authority compensating adjustments are currently under review by the Internal Revenue Service. During 2002 an Advance Pricing Agreement was concluded among the company, LCI and the tax authorities of Canada and the U.S. related to the above noted transfer prices for the years 1995 to 2000.

      In 2002 and 2001, the income tax expense was reduced by deferred tax adjustments resulting from the lowering of federal and provincial tax rates in Canada. Enactments in December 2002 and June 2001 reduced income tax expense by approximately Canadian $3 million (approximately U.S. $2 million) and $23 million (approximately U.S. $15 million) in 2002 and 2001, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of taxes at the U.S. federal income tax rate to the company’s actual income taxes is as follows (in millions):

	Years Ended December 31

	2002	2001	2000

Taxes at the U.S. federal income tax rate	$129.2	$121.2	$141.3

U.S./ Canadian tax rate differential	6.9	5.0	4.3

Canadian tax incentives	(14.5)	(11.7)	(9.2)

U.S. state and Canadian provincial income taxes, net of federal benefit	8.7	9.2	15.0

Enacted tax rate changes	(2.0)	(15.2)	—

Dividends on the Preferred Shares	2.9	3.9	—

Reversal of valuation allowance	(23.3)	—	—

Transfer pricing adjustments	(6.2)	—	—

Other items	(0.9)	(0.3)	(4.9)

Provision for income taxes	$100.8	$112.1	$146.5

      Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31

	2002	2001

Deferred tax assets:

Reserves and other liabilities	$56,069	$59,971

Other postretirement benefits	73,139	70,374

Tax loss carry forwards	3,630	3,654

Minimum pension liability	78,792	7,600

Gross deferred tax assets	211,630	141,599

Valuation allowance	—	(23,296)

Net deferred tax assets	211,630	118,303

Deferred tax liabilities:

Property, plant and equipment	233,488	214,534

Prepaid pension asset	44,309	42,264

Other	16,097	14,221

Gross deferred tax liabilities	293,894	271,019

Net deferred tax liability	82,264	152,716

Net deferred tax asset — current	42,369	54,224

Net deferred tax liability — noncurrent	$124,633	$206,940

      A valuation allowance for the deferred tax asset has decreased from $23.3 million in 2001 to zero in 2002. Considering the continued favorable long-term outlook of the U.S. market for the company’s products, particularly in light of the company’s ability to generate taxable income during the recent economic downturn,

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and management’s projections of future taxable income in the U.S., management has determined that there is no longer sufficient reason to believe that the recorded deferred tax asset will not be realized. Based on the provisions of SFAS 109, this change in judgment about the realizability of the deferred tax asset in future years is treated as arising from continuing operations and was recognized in Net Income in 2002.

      At December 31, 2002, the company had net operating loss carryforwards of $12.0 million. The net operating loss carryforwards are limited to use in varying annual amounts through 2008.

      At December 31, 2002, cumulative undistributed earnings of LCI were $1,088.1 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the company considers the undistributed earnings to be permanently invested in Canada. Management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

Note 17 Segment and Related Information

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

      Lafarge’s two geographic areas consist of the U.S. and Canada for which it reports net sales, EBIT and fixed assets.

      Revenues from the major products sold to external customers include: cement, ready-mixed concrete, aggregate, asphalt and paving, gypsum drywall, and other miscellaneous products.

      Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the company’s chief operating decision maker in order to allocate resources and assess performance.

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

      The accounting policies of the operating segments are described in “Summary of Significant Accounting Policies.” Lafarge evaluates operating performance based on profit or loss from operations before the following items: corporate and unallocated expenses, minority interests, interest, income taxes and foreign exchange gains and losses.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

	Years Ended December 31

	2002	2001	2000

Net sales:

Construction materials:

Revenues from external customers	$1,938.6	$2,073.8	$1,575.4

Intersegment revenues	4.4	—	0.3

Cement and cement-related products:

Revenues from external customers	1,080.3	1,096.8	1,078.1

Intersegment revenues	138.4	141.6	137.3

Gypsum:

Revenues from external customers	232.7	152.4	134.1

Eliminations	(142.8)	(141.6)	(137.6)

Total net sales	$3,251.6	$3,323.0	$2,787.6

	Years Ended December 31

	2002	2001	2000

Income (loss) from operations:

Construction materials (a)	$196.8	$235.6	$192.1

Cement and cement-related products (a)	310.8	313.9	318.3

Gypsum (a)	(16.3)	(69.4)	(18.0)

Total	491.3	480.1	492.4

Corporate and unallocated expenses	(70.7)	(79.0)	(61.7)

Earnings before minority interests, interest and income taxes	420.6	401.1	430.7

Minority interests	(8.3)	(7.0)	—

Interest expense, net	(43.1)	(47.9)	(26.9)

Earnings before income taxes	$369.2	$346.2	$403.8

(a)	Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses and $26 million charge related to idling of Wilmington plant.

	Years Ended December 31

	2002	2001	2000

Assets:

Construction materials	$1,872.4	$1,972.7	$1,947.4

Cement and cement-related products	1,241.7	1,097.8	1,052.1

Gypsum	310.4	260.4	279.4

Corporate and unallocated assets	809.7	786.7	623.7

Total assets	$4,234.2	$4,117.6	$3,902.6

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31

	2002	2001	2000

Capital expenditures:

Construction materials	$105.7	$126.6	$100.8

Cement and cement-related products	123.0	152.2	172.4

Gypsum	7.6	34.0	135.8

Corporate and unallocated	11.6	20.4	22.7

Total capital expenditures	$247.9	$333.2	$431.7

	Years Ended December 31

	2002	2001	2000

Depreciation, depletion and amortization:

Construction materials	$87.9	$102.0	$82.4

Cement and cement-related products	74.0	73.0	75.4

Gypsum	17.6	16.5	7.8

Corporate	2.7	2.7	2.7

Total depreciation, depletion and amortization	$182.2	$194.2	$168.3

      Information concerning product net sales was as follows (in millions):

	Years Ended December 31

	2002	2001	2000

Net sales from external customers:

Cement and cement-related products	$1,080.3	$1,096.8	$1,078.1

Ready-mixed concrete	648.5	664.3	636.5

Aggregate	530.7	519.0	516.7

Asphalt and paving	661.9	740.0	376.3

Gypsum drywall	232.7	152.4	134.1

Other miscellaneous products	97.5	150.5	45.9

Total net sales	$3,251.6	$3,323.0	$2,787.6

      No single customer represented more than 10 percent of Lafarge’s revenues.

      Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31

	2002			2001			2000

	Net		Fixed	Net		Fixed	Net		Fixed
	Sales	EBIT(a)	Assets	Sales	EBIT(a)	Assets	Sales	EBIT(a)	Assets

U.S.	$2,026.8	$196.4	$1,478.5	$2,023.8	$203.1	$1,458.4	$1,904.4	$275.9	$1,355.7

Canada	1,224.8	224.2	757.8	1,299.2	198.0	736.7	883.2	154.8	766.7

	$3,251.6	$420.6	$2,236.3	$3,323.0	$401.1	$2,195.1	$2,787.6	$430.7	$2,122.4

(a)	EBIT represents earnings before minority interests, interest and income taxes.

      Net sales exclude intersegment revenues.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 Supplemental Cash Flow Information

      Non-cash investing and financing activities included the issuance of 131,000, 109,000 and 1,204,000 common and exchangeable equity shares on the reinvestment of dividends totaling $4.7 million, $3.5 million and $25.3 million in 2002, 2001 and 2000, respectively. Cash paid for acquisitions in 2000 does not reflect the Preferred Shares or a $16.7 million note payable issued in conjunction with the Warren merger. Financing activities do not reflect the $14.4 million common stock warrants issued in 2000 for a note receivable.

      Cash paid during the year for interest and income taxes was as follows (in thousands):

	Years Ended December 31

	2002	2001	2000

Interest (net of amounts capitalized)	$52,944	$55,851	$56,812

Income taxes (net of refunds)	$128,757	$27,923	$161,701

Note 19 Pension Plans and Other Postretirement Benefits

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

      For 2002 and 2001, the assumed settlement interest rates for pension plans were 6.8 percent and 7.75 percent, respectively, for the company’s U.S. plans, and 6.4 percent and 6.5 percent, respectively, for the Canadian plans. For 2002 and 2001, the assumed settlement interest rates for other postretirement benefit plans were 7.0 percent and 7.75 percent, respectively, for the U.S. plans, and 6.4 percent and 6.5 percent, respectively, for the Canadian plans. For 2002 and 2001, the assumed rates of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations were 4 percent for the company’s U.S. plans and 3.5 percent for the Canadian plans. The benefit multiplier increase rate was 2.0 percent for the company’s U.S. hourly plans and 3.5 percent for the Canadian hourly plans. In both the U.S. and Canada, the expected long-term rate of investment return on pension assets, which includes listed stocks, and fixed income securities, was 8.5 percent for 2002 and 9 percent for the prior years presented.

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

      In the U.S., salaried retirees and dependents under age 65 have a $2.0 million health care maximum benefit. At age 65 or over, a new lifetime maximum of $50,000 becomes effective. Lifetime maximums for hourly retirees are governed by the location and/or bargaining agreement in effect at the time of retirement. In Canada, some units have maximums, but in most cases there are no lifetime maximums. In some units in Canada, spouses of retirees have lifetime medical coverage.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In Canada, both salaried and nonsalaried employees are generally eligible for postretirement life insurance benefits. In the U.S., postretirement life insurance is provided for a number of hourly employees as stipulated in their hourly bargaining agreements, but it is not provided for salaried employees, except those of certain acquired companies.

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. In 2002, the pre-65 assumed rate was 13.0 percent, decreasing to 5.5 percent over ten years, in the U.S. plan, and 9.8 percent, decreasing to 4.7 percent over seven years, in the Canadian plan. In 2001, the pre-65 assumed rate was 10.0 percent, decreasing to 5.5 percent over ten years, in the U.S. plan, and 10.2 percent, decreasing to 4.7 percent over seven years in the Canadian plan. For post-65 retirees in the U.S., the assumed rate was 13.0 percent, decreasing to 5.5 percent over ten years, in 2002, and 10.0 percent, decreasing to 5.5 percent over ten years, in 2001, with a Medicare assumed rate for the same group of 13.0 percent, decreasing to 5.5 percent over ten years, in 2002, and 10.0 percent, decreasing to 5.5 percent over ten years, in 2001. For post-65 retirees in Canada, the assumed rate was 9.8 percent, decreasing to 4.7 percent over seven years, in 2002, and 10.2 percent, decreasing to 4.7 percent over seven years, in 2001.

      The following table summarizes the consolidated funded status of the company’s defined benefit retirement plans and other postretirement benefits and provides a reconciliation to the consolidated prepaid pension asset, accrued pension liability and accrued postretirement benefit cost recorded on the company’s Consolidated Balance Sheets at December 31, 2002 and 2001 (in millions):

	Pension Benefits			Other Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Amounts recognized in the Statement of Financial Position consist of:

Prepaid asset	$118.4	$138.2	$136.4	$—	$—	$—

Accrued liability	(238.8)	(49.7)	(33.1)	(194.9)	(175.4)	(174.2)

Intangible asset	28.3	2.3	—	—	—	—

Accumulated other comprehensive income	204.9	20.8	—	—	—	—

Net amount recognized at December 31	$112.8	$111.6	$103.3	$(194.9)	$(175.4)	$(174.2)

	Pension Benefits			Other Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Components of Net Periodic Benefit Cost:

Service cost	$24.8	$20.0	$17.6	$4.7	$3.3	$2.8

Interest cost	45.4	42.5	37.9	15.8	11.8	11.2

Expected return on plan assets	(63.3)	(63.7)	(57.1)	—	—	—

Amortization of prior service cost (gain)	3.1	0.1	1.6	(0.8)	(0.6)	(0.6)

Amortization of transition asset	(0.1)	2.6	(1.4)	—	—	—

Amortization of actuarial loss (gain)	1.1	(5.0)	(5.5)	0.8	—	—

Settlement	—	—	(0.2)	—	—	—

Special termination benefits	0.5	4.2	—	0.2	0.4	—

Other	(1.5)	(1.3)	(1.0)	(1.2)	—	—

Net periodic benefit cost (benefit)	10.0	(0.6)	(8.1)	19.5	14.9	13.4

Defined contribution plan cost	9.5	7.8	7.1	—	—	—

Net retirement cost (benefit)	$19.5	$7.2	$(1.0)	$19.5	$14.9	$13.4

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

Change in Benefit Obligation:

Projected benefit obligation at January 1	$624.1	$595.9	$192.7	$167.1

Exchange rate changes	3.7	(18.1)	0.4	(2.0)

Service cost	18.6	13.5	4.7	3.3

Interest cost	45.4	42.5	15.8	11.8

Employee contributions	3.1	2.9	—	—

Plan amendments	22.9	—	(2.2)	—

Assumed from Managed Assets	—	—	13.0	—

Special termination benefits	0.5	4.2	0.2	2.2

Benefits paid	(43.8)	(40.5)	(13.3)	(11.9)

Actuarial loss	63.9	23.6	32.3	22.2

Other	—	0.1	—	—

Projected Benefits Obligation at December 31	$738.4	$624.1	$243.6	$192.7

Change in Plan Assets:

Fair value of plan assets at January 1	615.7	748.5

Exchange rate changes	3.1	(17.7)

Actual return on plan assets	(55.1)	(78.5)

Employer contributions	5.4	4.2

Employee contributions	3.1	2.9

Benefits paid	(43.8)	(40.5)

Administrative expenses	(3.6)	(3.2)

Fair Value of Plan Assets at December 31	$524.8	$615.7

Reconciliation of Prepaid (Accrued) Benefit Cost:

Funded status	$(213.6)	$(8.4)	$(243.6)	$(192.7)

Unrecognized actuarial loss	298.7	112.2	50.7	17.9

Unrecognized transition asset	8.7	5.8	—	—

Unrecognized prior service cost	19.0	2.0	(2.0)	(0.6)

Prepaid (Accrued) Benefit Cost at December 31	$112.8	$111.6	$(194.9)	$(175.4)

      On January 1, 2002 the company hired virtually all of the employees of Blue Circle North America (“BCNA” or “Managed Assets”). Under an arrangement designed to ensure that the ex-BCNA employees suffer no diminution in benefits as a result of the change in employer, new defined benefit plans (the “Mirror plans”) were created to supplement the existing BCNA pension plans for service accrued from January 1, 2002.

      Starting January 1, 2002, the company has also become the sponsor for the existing medical plans that cover ex-BCNA employees now employed by the company. On that date, the company assumed a liability of $13.0 million to recognize its Accumulated Post-Retirement Benefit Obligation, under the Lafarge medical plan, for all ex-BCNA employees who retire after January 1, 2002. This amount has been charged to BCNA under the terms of the management agreement discussed below.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the management agreement between Lafarge S.A. and the company, BCNA reimburses the company for all Net Periodic Benefit Costs, including pension benefit expenses and other post-retirement expenses, accrued under the Mirror plans and the Lafarge medical plans. New employees hired to work in Blue Circle operations will join a mirror plan and the Lafarge medical plan.

      The tables above include the following amounts as of December 31, 2002 for ex-BCNA employees related to Pension Benefits and Other Post-Retirement Benefits respectively: Net Amount (accrued) recognized in the Statement of Financial Position of $(5.1) million and $(14.9) million, Intangible asset of $1.1 million and zero, Net Periodic Benefit Cost of $5.1 million and $1.9 million, Projected Benefit Obligation of $13.7 million and $23.4 million, and Prepaid/(Accrued) Benefit Cost of $(5.1) and $(14.9) million. Funding for the pension plans will begin in 2003 and will be reimbursed to the company under the terms of the management agreement.

      As of December 31, 2002, the company recorded a minimum pension liability of $233.2 million related to the accumulated benefit obligation in excess of the fair value of the plan assets and a $28.3 million intangible asset reflecting the portion of the minimum pension liability generated from unamortized prior service costs. The remaining $204.9 million of the minimum liability was recorded as “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity, net of income taxes of $78.8 million.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $686.0 million, $614.6 million and $439.1 million respectively, as of December 31, 2002, and $128.9 million, $117.6 million and $68.6 million, respectively, as of December 31, 2001.

      In 2002, $0.5 million in special termination charges was incurred due to various miscellaneous events. In 2001, a $1.3 million special termination charge was incurred for pension enhancements triggered when affected employees at the Sugar Creek, Missouri cement plant accepted enhanced pension benefits negotiated in connection with severance arrangements related to the new cement line at the plant. Additionally, the company incurred a $2.9 million special termination charge upon the retirement of its President and Chief Executive Officer in May 2001. In conjunction with the Sugar Creek severance arrangements, special postretirement benefits were provided to employees, which increased the other postretirement projected benefit obligation by $2.2 million, increased net periodic benefit cost by $0.4 million and increased unrecognized actuarial loss by $1.8 million for the year ended December 31, 2001.

      Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included in the preceding table as defined benefit plans retirement cost include contributions to such plans of $6.2 million for 2002 and $6.5 million for 2001 and 2000. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

      The defined contribution plan costs in the preceding table relate to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of these plans, the company matches a portion of each participant’s contribution.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (stated in millions of dollars):

	One-percentage-point

	Increase	Decrease

Increase (decrease) in postretirement benefit obligation at December 31, 2002	$19.3	$(16.8)

Increase (decrease) in the total of service and interest cost components for 2002	$2.0	$(1.7)

Note 20 Commitments and Contingencies

      The company leases certain land, buildings and equipment. Total rental expenses under operating leases was $39.3 million, $34.6 million and $24.6 million for each of the three years ended December 31, 2002, 2001 and 2000, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 2002. Such payments total $268.6 million.

	Years Ending December 31

	2003	2004	2005	2006	2007	Later Years

Operating leases	43.5	33.5	25.7	20.6	19.6	125.7

      The company has entered into supply agreements for the procurement of synthetic gypsum, which is utilized in the production process at its Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants. The agreements call for minimum annual purchases of $7.7 million over a 20-year period ending in 2020. The present value of these commitments approximates $83 million at December 31, 2002.

      The company also entered into a power supply contract for one of the cement plants. This contract calls for minimum annual purchases of approximately $14.7 million for the next 8 years.

      The company maintains captive insurance companies to fund workers’ compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience, and could change in the future.

      In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. While the maximum amount to which the company may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the company’s consolidated financial position or results of operations.

      On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against the company and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of the company’s new cement plant in Sugar Creek, Missouri, alleges that the company expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in the time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against the company and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The amount of the company’s liability in connection with this suit remains uncertain. The

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather could be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with the company that Dunn Industrial must arbitrate its claims. Dunn filed a Transfer Motion to the Missouri Supreme Court seeking appeal of the Court of Appeals ruling, which motion the Missouri Supreme Court has granted. The company believes Dunn Industrial’s claims are without merit and intends to vigorously defend the suit.

      In June 2001, LCI paid Canadian $15.6 million (approximately U.S. $10 million), including interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. In December 2002, the Ontario Court of Appeal confirmed the trial court’s decision on the insurance coverage of LCI. Based on the Court of Appeal’s decision, LCI should be reimbursed by its insurers for most of the damages it paid to the plaintiffs, and most of the defense expenses and third party costs arising from the 1992 lawsuit. We have already expensed or taken reserves for the amounts not payable by the insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action. We believe that any liability that LCI may incur arising from the class action (net of probable insurance recoveries) will not have a material adverse effect on our financial condition.

      Currently, the company is involved in two matters under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At the first site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including the company. The company also has been named a potentially responsible party for this site. The suit alleges that in 1969 one of the company’s predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this new site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The suit has otherwise been dormant for several years. The company believes that this matter will not have a material impact on its financial condition. At the second site, which the U.S. Environmental Protection Agency has also listed on the National Priority List, and the company also has been named a potentially responsible party (“PRP”) for the site, the EPA alleges that a predecessor company at some undefined date sent waste diesel fuel to the site for recycling, and this material may be present at the site. The EPA has identified several hundred PRPs, including the company, as parties eligible for deminimis settlements that would resolve all issues for the company at this site. The deminimis parties settlement is undergoing public review and comment and should be finalized in 2003. The company believes that this matter will not have a material impact on its financial condition.

      When the company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2002, the liabilities recorded for the environmental obligations and other legal actions are not material to the company’s financial statements. Although the company believes its accruals for environmental liabilities and other legal actions are adequate, the company may incur costs in excess of the amounts provided at December 31, 2002. However, the company has concluded that the possibility of material liability in excess of the amount reported in the December 31, 2002 Consolidated Balance Sheet is remote.

      In the ordinary course of business, the company is involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all pending legal and environmental matters will be resolved without material adverse impact to the company’s financial condition, results of operations or liquidity.

Note 21 Related Party Transactions

      Included in “Income from managed assets” for the years ended December 31, 2002 and 2001 is $12.0 million and $5.6 million, respectively, of fees recorded under the provisions of the Blue Circle Asset Management Agreement. The agreement also provides for reimbursement of payroll and other costs incurred by the company on the behalf of Blue Circle North America. The company charged Blue Circle North America $178.8 million and $4.1 million for payroll and other cost reimbursement for the years ended December 31, 2002 and 2001, respectively. In accordance with the terms of the Blue Circle Asset Management Agreement, a payment of $2.5 million was made to Blue Circle North America as compensation for actions taken to optimize the profitability of the combined assets. In July 2001, the company purchased for $14.3 million certain of Blue Circle Industries PLC’s North American assets from Lafarge S.A. that are not part of the asset management agreement.

      The company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses incurred for these services were $4.2 million, $5.8 million and $6.1 million during 2002, 2001 and 2000, respectively. In addition, the company purchases various products from and sells various products to Lafarge S.A. Such purchases totaled $40.3 million, $52.2 million and $67.7 million in 2002, 2001 and 2000, respectively; such sales totaled $4.0 million, $2.4 million and $1.8 million in 2002, 2001 and 2000, respectively. Management believes all transactions the company conducted with Lafarge S.A. were conducted on an arms-length basis.

      In 2002 and 2001, Lafarge SA was paid its portion of dividends it was entitled to receive on the company’s Common Stock and Exchangeable Shares amounting to $23.5 million for both years.

      The company purchases products from and sells products to certain of its unconsolidated subsidiaries. Such purchases totaled $59.1 million in 2002, $33.3 million in 2001 and $25.8 million in 2000; such sales totaled $20.7 million in 2002, $43.3 million in 2001 and $19.7 million in 2000. The company also received dividends from certain of these affiliates of $1.9 million and $2.1 million in 2002 and 2001, respectively. Management believes all transactions with the company’s affiliates were conducted on an arms-length basis.

      In conjunction with the Warren merger, a subsidiary of the company issued the Preferred Shares to KVN (see Note 9), on which cash dividends amounting to $8.4 million and $7.0 million were paid in 2002 and 2001, respectively. KVN is 100 percent owned by a member of the company’s board of directors, his family and certain family trusts.

      The company provides certain officers and employees housing assistance loans, which generally do not bear interest. At December 31, 2002 and 2001, amounts outstanding under these loan agreements totaled $7.0 million and $6.6 million, respectively. Since July 30, 2002, no such loans have been granted to executive officers of the company.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 Quarterly Data (unaudited)

      The following table summarizes financial data by quarter for 2001 and 2000 (in millions, except per share information):

	First	Second	Third	Fourth	Total

2002

Net sales	$450	$892	$1,099	$811	$3,252

Gross profit (loss)	(4)	229	314	191	730

Net income (loss)	(53)	107	143	71	268
Net income (loss) per common equity share (a)

Basic	(0.74)	1.47	1.96	0.98	3.69

Diluted	(0.74)	1.44	1.94	0.98	3.64

2001

Net sales	$443	$927	$1,102	$851	$3,323

Gross profit (loss)	(9)	213	298	214	716

Net income (loss)	(66)	87	131	82	234
Net income (loss) per common equity share (a)

Basic	(0.92)	1.20	1.83	1.14	3.25

Diluted	(0.92)	1.19	1.80	1.12	3.21

(a)	The sum of these amounts may not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

Schedule II

LAFARGE NORTH AMERICA AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

		Additions	Deductions

			From Reserve
			for Purposes
	Balance at	Charge to	for Which
	Beginning of	Cost and	Reserve Was		Balance at End
Descriptions	Year	Expenses(2)	Created	Other(1)	of Year

Reserve applicable to current receivables

For doubtful accounts:

2002	$28,898	$2,921	$(8,206)	$117	$23,730

2001	$25,630	$6,106	$(2,358)	$(480)	$28,898

2000	$24,632	$2,451	$(1,195)	$(258)	$25,630

For cash and other discounts:

2002	$4,827	$20,307	$(20,542)	$26	$4,618

2001	$1,799	$27,139	$(24,015)	$(96)	$4,827

2000	$3,040	$32,550	$(33,707)	$(84)	$1,799

(1)	Primarily foreign currency translation adjustments.

(2)	Cash and other discounts are recorded as a reduction to sales.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 6, 2002, we decided to dismiss our independent auditors, Arthur Andersen LLP, and to engage Ernst & Young LLP to serve as our new independent auditors for the fiscal year ended December 31, 2002. This decision was initiated because of the problems surrounding Arthur Andersen LLP. The change in auditors became effective May 15, 2002 upon the filing of our Form 10-Q for the quarter ended March 31, 2002 with the U.S. Securities and Exchange Commission. This decision was recommended by the Audit Committee of our Board of Directors and was approved by our Board of Directors.

      Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and the effective date of Arthur Andersen’s dismissal, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      We provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen’s letter, dated May 15, 2002, stating its agreement with such statements was filed as Exhibit 16 to the Form 8-K/ A dated May 6, 2002 which we filed with the Securities and Exchange Commission on May 16, 2002.

      During the years ended December 31, 2001 and 2000 and through the date of their appointment as our independent auditors, neither we nor anyone acting on our behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The section captioned “Item 1-Election of Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and is incorporated herein by reference. Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, certain information with respect to persons who are or may be deemed to be executive officers of the company is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Item 11.	EXECUTIVE COMPENSATION

      The section captioned “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The section captioned “Stock Ownership” in our Proxy Statement for the 2003 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of our securities and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections captioned “Executive Compensation – Compensation Committee Interlocks and Insider Participation” “Certain Relationships and Related Transactions – Indebtedness of Management” and “Certain Relationships and Related Transactions – Transactions with Management and Others” in our Proxy Statement for the 2003 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.

Item 14.	CONTROLS AND PROCEDURES

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	FINANCIAL STATEMENTS — The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

2.	FINANCIAL STATEMENT SCHEDULES — The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Financial Report:

Report of Independent Auditors, Ernst & Young LLP	51

Report of Independent Public Accountants, Arthur Andersen LLP	52

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001	53

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	54

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	55

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	56

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	57

Notes to Consolidated Financial Statements	58

Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000	89
All other schedules are omitted because they are not applicable.

3.	EXHIBITS — The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the company, filed May 29, 1992, as amended by the Articles of Amendment of the company dated May 8, 2001 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
3.2	Amended By-Laws of the company, amended on October 15, 2000 [incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
4.1	Form of Indenture dated as of October 1, 1989 between the company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

Exhibit
Number	Description of Exhibit

4.2	Form of Fixed Rate Medium-Term Note of the company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].
4.3	Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the Commission upon request.
9.1	Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2- 82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].
9.2	Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].
10.1	Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.
10.2	Guarantee Agreement dated as of May 1, 1983 between the company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983].
10.3	Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].
10.4	Director Fee Deferral Plan of the company [incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].
10.5	1993 Stock Option Plan of the company, as amended and restated February 7, 1995 [incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].
10.6	1983 Stock Option Plan of the company, as amended and restated May 2, 1989 [incorporated by reference to Exhibit 28 to our report on Form 10-Q for the quarter ended June 30, 1989].
10.7	Optional Stock Dividend Plan of the company dated September 2000 [incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.8	Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10 (g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].
10.9	Option Agreement for Common Stock dated as of November 1, 1993 between the company and Lafarge Coppee [incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1993].

Exhibit
Number	Description of Exhibit

10.10	Amendment No. 1 to Option Agreement for Common Stock dated as of May 2, 2001 between Lafarge North America and Lafarge S.A. [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended June 30, 2001].
10.11	Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].
10.12	Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].
10.13	Stock Purchase Agreement dated September 17, 1986 between the company and Lafarge Coppee, S.A. [incorporated by reference to Exhibit B to our report on Form 10-Q for the quarter ended September 30, 1986].
10.14	Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10- K filed by the company for the fiscal year ended December 31, 1988].
10.15	Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
10.16	Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].
10.17	Description of Nonemployee Director Retirement Plan of the company, effective January 1, 1989 [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1989].
10.18	Reimbursement Agreement dated January 1, 1990 between Lafarge Coppee and the company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990]
10.19	Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].
10.20	Receivables Purchase Agreement dated as of October 13, 2000 among Sierra Bay Receivables, Inc. as Seller, Lafarge North America, as Initial Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, N.A. as Agent [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].
10.21	Receivables Sale Agreement dated as of October 13, 2000 among Lafarge North America and certain of its Subsidiaries, as Originators, and Sierra Bay Receivables, Inc. as Buyer [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].
10.22	Cost Sharing Agreement dated January 2, 1996 between Lafarge Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].

Exhibit
Number	Description of Exhibit

10.23	Marketing and Technical Assistance Agreement dated October 1, 1996 between Lafarge S.A. and the company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
10.24	1998 Stock Option Plan of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Regulation No. 333-65897) of the company, filed with the Securities and Exchange Commission on October 20, 1998].
10.25	Credit Agreement dated as of December 8, 1998 between the company and nine separate banking institutions [incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].
10.26	Amendment dated August 1, 1998 to Nonemployee Director Retirement Plan of the company filed as Exhibit 10.16.[incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].
10.27	Non-Employee Directors’ Deferred Compensation Plan Cash or Phantom Stock Investment Options [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.28	Commercial Paper Dealer Agreement dated as of March 2, 2001 between Lafarge North America and Salomon Smith Barney Inc. concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank, N.A. [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.29	Commercial Paper Dealer agreement dated as of March 2, 2001 between Lafarge North America and SunTrust Bank concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank N.A. [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.30	Commercial Paper Issuing and Paying Agent Agreement dated as of March 2, 2001 between Citibank, N.A. and Lafarge North America [incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.31	Credit agreement dated as of March 2, 2001 among Lafarge North America as borrower, the initial lenders named therein, Citibank, N.A. as administrative agent, Salomon Smith Barney Inc. as arranger and Bayerische Landesbank Girozentrale, BNP Paribas, SunTrust Bank and Westdeustche Landesbank Girozentrale as syndication agents [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.32	Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation, Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001].
10.33	Option Agreement made and entered into as of July 11, 2001 by and between Lafarge S.A. and Lafarge Corporation [incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001].
10.34	Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 by and among Lafarge North America Inc., Lafarge S.A. and Blue Circle North America.
10.35	Agreement made and entered into as of the 25th day of April 2001 by and between Lafarge Corporation and John M. Piecuch [incorporated by reference to Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2001].

Exhibit
Number	Description of Exhibit

10.36	Agreement made and entered into as of the 21st day of May 2001, by and among Lafarge Corporation, Lafarge Canada Inc. and Edward T. Balfe [incorporated by reference to Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2001].
10.37	Agreement made and entered into as of the 21st day of May 2001 by and between Lafarge Corporation and Larry J. Waisanen [incorporated by reference to Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2001].
10.38	Lafarge North America Inc. 2002 Stock Option Plan, as amended [incorporated by reference to Exhibit 10.1 to our Report on Form 10-Q for the quarter ended March 31, 2002].
10.39	364-Day Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders [incorporated by reference to Exhibit 10.2 to our Report on Form 10-Q for the quarter ended March 31, 2002].
10.40	Five Year Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders [incorporated by reference to Exhibit 10.3 to our Report on Form 10-Q for the quarter ended March 31, 2002].
*21	Subsidiaries of the company.
*23	Consent of Ernst & Young LLP, independent auditors.
*99.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes – Oxley Act of 2002
*99.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith

(b)	Reports on Form 8-K.

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

Date:  March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILIPPE R. ROLLIER Philippe R. Rollier	President and Chief Executive Officer and Director	March 27, 2003

/s/ LARRY J. WAISANEN Larry J. Waisanen	Executive Vice President and Chief Financial Officer	March 27, 2003

/s/ YVON BRIND’AMOUR Yvon Brind’Amour	Vice President and Controller	March 27, 2003

/s/ BERTRAND P. COLLOMB Bertrand P. Collomb	Chairman of the Board	March 27, 2003

/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 27, 2003

/s/ PHILIPPE P. DAUMAN Philippe P. Dauman	Director	March 27, 2003

/s/ BERNARD L. KASRIEL Bernard L. Kasriel	Director	March 27, 2003

/s/ JACQUES LEFÈVRE Jacques Lef-vre	Director	March 27, 2003

/s/ PAUL W. MACAVOY Paul W. MacAvoy	Director	March 27, 2003

Signature	Title	Date

/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 27, 2003

/s/ GWYN MORGAN Gwyn Morgan	Director	March 27, 2003

/s/ ROBERT W. MURDOCH Robert W. Murdoch	Director	March 27, 2003

/s/ BERTIN F. NADEAU Bertin F. Nadeau	Director	March 27, 2003

/s/ JOHN D. REDFERN John D. Redfern	Director	March 27, 2003

/s/ JOE M. RODGERS Joe M. Rodgers	Director	March 27, 2003

/s/ MICHEL ROSE Michel Rose	Director	March 27, 2003

/s/ LAWRENCE M. TANENBAUM Lawrence M. Tanenbaum	Director	March 27, 2003

/s/ GERALD H. TAYLOR Gerald H. Taylor	Director	March 27, 2003

CERTIFICATION

      I, Philippe R. Rollier, certify that:

1)	I have reviewed this annual report on Form 10-K of Lafarge North America Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “evaluation date”), and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/ PHILIPPE R. ROLLIER

Philippe R. Rollier
President and Chief Executive Officer

CERTIFICATION

      I, Larry J. Waisanen, certify that:

1)	I have reviewed this annual report on Form 10-K of Lafarge North America Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “evaluation date”), and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/ LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President and Chief Financial Officer