Form 10-Q
period 2003-03-31
LAFARGE NORTH AMERICA INC
filed 2003-05-14
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

I.R.S. Employer Identification No.
58-1290226

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☑  No   ☐

There were 68,934,858 shares of our Common Stock and 4,230,043 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2003, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2003

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (unaudited) - Three Months
	and Twelve Months Ended March 31, 2003 and 2002	1

	Condensed Consolidated Balance Sheets - March 31, 2003 (unaudited),
	March 31, 2002 (unaudited) and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months
	and Twelve Months Ended March 31, 2003 and 2002	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 4	Controls and Procedures	21

Item 6	Exhibits and Reports on Form 8-K	22

SIGNATURE		23

CERTIFICATIONS		24

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in thousands, except per share amounts)

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Net Sales	$436,091	$449,755	$3,237,891	$3,328,390

Costs, expenses and other income:
Cost of goods sold	464,811	450,172	2,523,156	2,589,984
Selling and administrative	82,678	73,571	339,979	310,911
Amortization of goodwill	—	—	—	15,474
Income from managed assets:
Management fees and cost reimbursement	(50,179)	(47,829)	(193,183)	(57,533)
Direct and allocated costs and expenses	47,179	44,829	181,183	48,888
Other (income) expense, net	5,891	(2,671)	12,132	(2,007)
Minority interests	1,675	2,233	7,810	7,607
Interest expense	14,651	12,012	55,430	52,422
Interest income	(1,525)	(2,334)	(8,911)	(6,689)

Total costs, expenses and other income	565,181	529,983	2,917,596	2,959,057

Earnings (loss) before income taxes	(129,090)	(80,228)	320,295	369,333
Income tax benefit (expense)	45,278	26,885	(82,389)	(122,614)

Net income (loss) before cumulative effect of change in accounting principle	(83,812)	(53,343)	237,906	246,719
Cumulative effect of change in accounting principle, net of tax	(3,214)	—	(3,214)	—

Net Income (Loss)	$(87,026)	$(53,343)	$234,692	$246,719

Net income (loss) per share before cumulative effect of change in accounting principle — basic	$(1.15)	$(0.74)	$3.26	$3.42
Per share cumulative effect of change in accounting principle — basic	$(0.04)	—	$(0.04)	—

Net Income (Loss) Per Share — Basic	$(1.19)	$(0.74)	$3.22	$3.42

Net income (loss) per share before cumulative effect of change in accounting principle — diluted	$(1.15)	$(0.74)	$3.22	$3.37
Per share cumulative effect of change in accounting principle — diluted	$(0.04)	—	$(0.04)	—

Net Income (Loss) Per Share — Diluted	$(1.19)	$(0.74)	$3.18	$3.37

Dividends Per Share	$0.15	$0.15	$0.60	$0.60

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	March 31	December 31
	2003	2002	2002
	(unaudited)	(unaudited)	(audited)

Assets

Cash and cash equivalents	$332,938	$192,934	$351,110
Short-term investments	30,351	6,234	22,260
Receivables, net	323,619	337,906	386,183
Due from affiliates	46,667	35,683	48,662
Inventories	401,715	381,574	373,479
Deferred tax assets	42,292	53,905	42,369
Current income taxes	50,859	—	—
Other current assets	44,645	58,930	34,577

Total current assets	1,273,086	1,067,166	1,258,640
Property, plant and equipment (less accumulated depreciation and depletion of $1,901,580, $1,519,180 and $1,784,961)	2,267,641	2,232,615	2,236,255
Goodwill, net	478,396	484,712	471,495
Other assets	262,447	265,143	267,838

Total Assets	$4,281,570	$4,049,636	$4,234,228

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$389,077	$373,058	$502,482
Income taxes payable	—	28,634	22,139
Short-term borrowings and current portion of long-term debt	314,922	398,673	136,120

Total current liabilities	703,999	800,365	660,741
Long-term debt	663,446	676,372	671,048
Deferred income taxes	131,081	209,112	124,633
Minority interests	119,123	111,629	111,516
Other long-term liabilities	518,785	305,824	506,639

Total Liabilities	2,136,434	2,103,302	2,074,577

Common stock ($1.00 par value; authorized 150.0 million shares; issued 68.9, 68.4 and 68.9 million shares, respectively)	68,936	68,387	68,885
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.2, 4.2 and 4.1 million shares, respectively)	32,413	32,312	32,362
Additional paid-in-capital	720,860	700,042	719,631
Retained earnings	1,554,453	1,363,645	1,652,477
Accumulated other comprehensive loss:
Foreign currency translation	(107,360)	(204,839)	(188,956)
Minimum pension liability	(126,088)	(13,213)	(126,088)
Derivative adjustment	1,922	—	1,340

Total Shareholders’ Equity	2,145,136	1,946,334	2,159,651

Total Liabilities and Shareholders’ Equity	$4,281,570	$4,049,636	$4,234,228

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Cash Flows from Operations
Net income (Loss)	$(87,026)	$(53,343)	$234,692	$246,719
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations:
Depreciation, depletion and amortization	43,275	43,539	181,890	194,950
Change in accounting principle, net of tax	3,214	—	3,214	—
Provision for bad debts	636	780	2,777	5,776
Deferred income taxes	3,366	2,658	10,656	5,946
(Gain) on sale of assets	(1,629)	(4,959)	(31,851)	(27,291)
Other noncash charges and (credits), net	566	3,890	31,398	(7,308)
Net change in operating working capital	(138,082)	(123,902)	(53,267)	(17,036)

Net Cash Provided by (Used in) Operations	(175,680)	(131,337)	379,509	401,756

Cash Flows from Investing
Capital expenditures	(19,220)	(72,065)	(195,028)	(323,691)
Acquisitions, net of cash acquired	—	(29,275)	(2,291)	(86,046)
Redemptions (purchases) of short-term investments, net	(8,091)	17,030	(24,117)	(6,234)
Proceeds from property, plant and equipment dispositions	2,016	11,042	67,967	72,183
Other	1,487	226	11,482	(11,923)

Net Cash Used for Investing	(23,808)	(73,042)	(141,987)	(355,711)

Cash Flows from Financing
Net increase (decrease) in short-term and long-term borrowings (includes current portion)	170,824	189,987	(97,058)	24,901
Issuance of equity securities	218	15,776	15,691	31,653
Repurchase of common stock	—	—	—	(22,998)
Dividends, net of reinvestments	(9,886)	(10,929)	(38,108)	(40,409)

Net Cash Provided (Consumed) by Financing	161,156	194,834	(119,475)	(6,853)

Effect of exchange rate changes	20,160	33	21,957	(3,918)

Net Increase (Decrease) in Cash and Cash Equivalents	(18,172)	(9,512)	140,004	35,274
Cash and Cash Equivalents at the Beginning of the Period	351,110	202,446	192,934	157,660

Cash and Cash Equivalents at the End of the Period	$332,938	$192,934	$332,938	$192,934

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries, is the United States and Canada’s largest diversified supplier of construction materials such as cement and cement-related products, aggregate, ready-mixed concrete and concrete products, asphalt and gypsum drywall. Lafarge materials are used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 13.

We have approximately 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 54 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform to the 2003 presentation.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The change in the carrying value of goodwill, net for the three months ended March 31, 2003, is as follows (in thousands):

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total

Balance at January 1, 2003	$452,507	$12,337	$19,454	$(12,803)	$471,495
Goodwill acquired (divested)	—	—	—	—	—
Purchase accounting adjustments	199	—	—	—	199
Foreign currency translation Adjustment	6,515	4	118	65	6,702

Balance at March 31, 2003	$459,221	$12,341	$19,572	$(12,738)	$478,396

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

The following table provides a reconciliation from reported net income to net income adjusted to exclude goodwill amortization expense, including any tax-related benefits:

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Reported net income (loss)	$(87,026)	$(53,343)	$234,692	$246,719
Add back amortization of goodwill, net of tax	—	—	—	15,474

Adjusted net income (loss)	$(87,026)	$(53,343)	$234,692	$262,193

Net income (loss) per share — basic:
Reported net income (loss)	$(1.19)	$(0.74)	$3.21	$3.42
Add back amortization of goodwill	—	—	—	0.21

Adjusted net income (loss) per share — basic	$(1.19)	$(0.74)	$3.21	$3.63

Net income (loss) per share — diluted:
Reported net income (loss)	$(1.19)	$(0.74)	$3.18	$3.37
Add back amortization of goodwill	—	—	—	0.21

Adjusted net income (loss) per share — diluted	$(1.19)	$(0.74)	$3.18	$3.58

5.	Under our receivables securitization program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We received proceeds from the sale of trade receivables totaling $301.2 million and $246.4 million for the three months ended March 31, 2003 and 2002, respectively, and $1,943.9 million and $1,907.9 million for the twelve months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002 and at December 31, 2002, we administered $100.2 million, $80.6 million and $143.4 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income (Loss) and amounted to $0.6 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively, and $3.4 million and $5.7 million for the twelve months ended March 31, 2003 and 2002, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $35.2 million, $57.9 million and $54.6 million at March 31, 2003 and 2002 and at December 31, 2002, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

6.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At March 31, 2003 and 2002 and at December 31, 2002, our inventories consisted of the following (in thousands):

	March 31		December 31

	2003	2002	2002

Finished products	$217,372	$211,904	$201,695
Work in process	46,635	37,727	29,999
Raw materials and fuel	69,242	63,058	71,434
Maintenance and operating supplies	68,466	68,885	70,351

Total inventories	$401,715	$381,574	$373,479

7.	In April 2002, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2003, we had $285 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.47 percent and maturity dates ranging from 1 to 45 days. The agreements, which expired on April 17, 2003, require the maintenance of certain financial ratios, among other restrictions.

In April 2003, we entered into new commercial paper agreements, allowing us to borrow up to an aggregate principal amount of $300 million, with similar terms as the agreements that expired April 17, 2003. The new agreements expire in April 2004.

8.	Cash paid for interest and income taxes is as follows (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Interest (net of amounts capitalized)	$4,012	$1,591	$55,365	$53,807
Income taxes (net of refunds)	$24,713	$10,541	$142,929	$29,398

9.	Net income (loss) per share for the three and twelve months ended March 31, 2003 and 2002 are as follows (in thousands, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Basic Calculation
Net income (loss)	$(87,026)	$(53,343)	$234,692	$246,719

Weighted average number of shares outstanding	73,135	72,353	73,017	72,115

Basic net income (loss) per share	$(1.19)	$(0.74)	$3.21	$3.42

Diluted Calculation
Net income (loss) assuming dilution	$(87,026)	$(53,343)	$234,692	$246,719

Weighted average number of shares outstanding	73,135	72,353	73,017	72,115
Net effect of the dilutive stock options based on the treasury stock method	—	—	334	604
Net effect of dilutive stock warrant based on the treasury stock method	—	—	392	576

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	73,135	72,353	73,743	73,295

Diluted net income (loss) per share	$(1.19)	$(0.74)	$3.18	$3.37

Basic net income (loss) per common equity share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common equity share assumed the exercise of stock options and stock warrant, to the extent such conversion is dilutive, for all periods presented.

10.	Comprehensive income (loss) consists of the following (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Net income (loss)	($87,026)	$(53,343)	$234,692	$246,719
Foreign currency translation adjustments	81,596	(2,231)	97,479	(16,168)
Minimum pension liability adjustment, net of income taxes	—	—	(112,875)	(13,213)
Change in fair value of derivative instruments, net of income taxes	582	—	1,922	—

Comprehensive income (loss)	$(4,848)	$(55,574)	$221,218	$217,338

11.	The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements would be as follows:

	Three Months Ended		Twelve Months Ended
	March 31		March 31

	2003	2002	2003	2002

Net Income (Loss)
As reported	$(87,026)	$(53,343)	$234,692	$246,719
Deduct fair value of stock-based employee Compensation, net of tax	(1,823)	(1,963)	(8,437)	(5,850)

Pro forma	$(88,849)	$(55,306)	$226,255	$240,869

Basic Net Income (Loss) Per Share
As reported	$(1.19)	$(0.74)	$3.21	$3.42
Pro forma	$(1.21)	$(0.76)	$3.10	$3.34

Diluted Net Income (Loss) Per Share
As reported	$(1.19)	$(0.74)	$3.18	$3.37
Pro forma	$(1.21)	$(0.76)	$3.07	$3.29

In addition to the impact above, compensation expense related to options granted to employees working in former Blue Circle operations would be $68 thousand and $209 thousand for the three and twelve months ended March 31, 2003 and $39 thousand for the three and twelve months ended March 31, 2002. These amounts would be reported in “Income from managed assets” on the Condensed Consolidated Statements of Income (Loss) as both a cost and cost reimbursement (i.e. with no impact on net income and per share amounts), as such expenses are fully reimbursable under the management agreement with Lafarge SA.

The SFAS No. 123 method of accounting does not apply to options granted before January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

12.	Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. Most of Lafarge North America’s asset retirement obligations are incurred as reclamation liabilities related to its mining process.

Previously, the Company accrued for reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million.

The analysis of asset retirement obligations for the quarter ended March 31, 2003 is as follows:

Balance at January 1, 2003	$25.7
Accretion expense	0.5
New obligations incurred	0.3
Obligations written down	(0.1)
Currency exchange rate impact	0.9

Balance at March 31, 2003	$27.3

Pro-forma effects for the periods presented, assuming adoption of SFAS No. 143 retroactively, were not material to net income or per-share amounts.

13.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, goodwill amortization through December 31, 2001 related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A., minority interests, interest, income taxes and foreign exchange gains and losses) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cement-Related Products, and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Net sales:
Construction materials
Revenues from external customers	$227.9	$234.1	$1,932.4	$2,061.2
Intersegment revenues	0.7	0.8	4.3	0.9
Cement and cement related products
Revenues from external customers	151.0	157.4	1,073.9	1,091.8
Intersegment revenues	22.2	19.0	141.6	139.9
Gypsum
Revenues from external customers	57.2	58.3	231.6	175.4
Eliminations	(22.9)	(19.8)	(145.9)	(140.8)

Total net sales	$436.1	$449.8	$3,237.9	$3,328.4

Income (loss) from operations:
Construction materials (a)	$(67.3)	$(52.2)	$181.7	$233.0
Cement and cement-related products (a)	(24.8)	(3.2)	289.2	310.5
Gypsum (a)	(5.4)	(2.4)	(19.3)	(52.6)
Corporate and other	(16.8)	(10.5)	(77.0)	(68.3)

Total income (loss) from operations	(114.3)	(68.3)	374.6	422.6
Minority interests	(1.7)	(2.2)	(7.8)	(7.6)
Interest expense, net	(13.1)	(9.7)	(46.5)	(45.7)

Earnings (loss) before income taxes	$(129.1)	$(80.2)	$320.3	$369.3

(a)	Excludes other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition, minority interests, interest, income taxes and foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31

	2003	2002	2003	2002

Net sales:
United States	$279.9	$313.2	$1,993.5	$2,044.1
Canada	156.2	136.6	1,244.4	1,284.3

Total net sales	$436.1	$449.8	$3,237.9	$3,328.4

Income (loss) from operations:
United States	$(62.5)	$(35.7)	$169.6	$220.8
Canada	(51.8)	(32.6)	205.0	201.8

Total income (loss) from operations	(114.3)	(68.3)	374.6	422.6
Minority interests	(1.7)	(2.2)	(7.8)	(7.6)
Interest expense, net	(13.1)	(9.7)	(46.5)	(45.7)

Earnings (loss) before income taxes	$(129.1)	$(80.2)	$320.3	$369.3

     Assets by operating segment consist of the following (in millions):

	March 31		December 31

	2003	2002	2002

Construction materials	$1,889.5	$1,903.6	$1,872.4
Cement and cement related-products	1,411.5	1,236.7	1,333.9
Gypsum	318.7	294.5	310.4
Corporate and unallocated	661.9	614.8	717.5

Total assets	$4,281.6	$4,049.6	$4,234.2

14.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather could be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Dunn Industrial filed a Transfer Motion to the Missouri Supreme Court seeking appeal of the Court of Appeals ruling, which motion the Missouri Supreme Court has granted. We believe Dunn Industrial’s claims are without merit and intend to vigorously defend the suit.

In June 2001, Lafarge Canada Inc. (“LCI”) paid Canadian $15.6 million (approximately U.S. $10 million), including interest, representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 (the “1992 lawsuit”) arising from claims of building owners, the Ontario New Home Warranty Program and other plaintiffs regarding defective concrete foundations. Earlier in 2001, the Ontario Court of Appeal confirmed the decision of the trial court, which had attributed to LCI 80 percent of the liability for the damages incurred by the plaintiffs on the basis that the problems in the concrete foundations were caused by a product supplied by LCI. In December 2002, the Ontario Court of Appeal confirmed the trial court’s decision on the insurance coverage of LCI. Based on the Court of Appeal’s decision, LCI should be reimbursed by its insurers for most of the damages it paid to the plaintiffs, and most of the defense expenses and third party costs arising from the 1992 lawsuit. Certain of LCI’s excess insurers have asked the Supreme Court of Canada to grant leave to appeal from the Court of Appeal finding that they had a duty to defend. We have already expensed or taken reserves for the amounts not payable by the insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action. We believe that any liability that LCI may incur arising from the class action (net of anticipated insurance recoveries) will not have a material adverse effect on our financial condition.

Currently, we are involved in one matter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At the first site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessors sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The suit has otherwise been dormant for several years. We believe that this matter will not have a material impact on our financial condition. We were previously involved in a second matter relating to a site, which the EPA also listed on the National Priority List and with respect to which we were named a potentially responsible party. EPA alleged that a predecessor of ours at some undefined date sent waste diesel fuel to the site for recycling, and this material may be present at the site. EPA identified several hundred potentially responsible parties, including us, as parties eligible for deminimis settlements that would resolve all issues for such parties at this site. During the quarter, we entered into such a deminimis settlement for this matter.

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in our financial statements. As of March 31, 2003, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at March 31, 2003. However, we have concluded that the possibility of material liability in excess of the amount reported in the March 31, 2003 Consolidated Balance Sheet is remote.

In the ordinary course of business, we are involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. We believe that all pending legal and environmental matters will be resolved without material adverse impact to our financial condition, results of operations or liquidity.

15.	In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45, which are already effective, are disclosed in “Note 20 Commitments and Contingencies” of our 2002 financial statements, while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. The provisions of FIN 45 are applicable no later than July 1, 2003. The company is currently reviewing the provisions of the pronouncement and its impact on the Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lafarge North America Inc., together with its subsidiaries, is the largest supplier of cement and a leading ready-mixed concrete supplier in North America (U.S. and Canada). We are also one of the top producers of construction aggregate (crushed stone, sand and gravel) and a leading manufacturer of gypsum drywall. Our core businesses are organized into three operating segments:

Construction Materials — the production and distribution of construction aggregate, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.

Cement and Cement-Related Products — the production and distribution of Portland and specialty cements and the distribution of cementitious materials such as fly ash, slag, silica fume and blended cements.

Gypsum — the production and distribution of a full line of gypsum drywall products and joint compound.

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

Three Months Ended March 31, 2003

During the three months ended March 31, 2003, we incurred a net loss (before cumulative effect of change in accounting principle) of $83.8 million, or $1.15 per share on a diluted basis. This compares with a net loss of $53.3 million, or $0.74 per diluted share, for the first quarter of 2002. This is largely a result of increased seasonal losses in our cement and our construction materials businesses due to reduced construction activity during the winter and use of this slower period to perform annual maintenance. We had lower volumes in all our product lines, except for asphalt and paving, as many of our markets suffered from poor weather. While 2002 was a milder than normal winter, 2003 was a harsher than typical winter both in terms of temperature and precipitation. With lower volumes, particularly in the U.S., unit production costs increased. This negative volume impact in the U.S. was offset somewhat by an increase in project and residential work in Canada. Gypsum results were affected by lower volumes and a spike in natural gas prices due to extreme cold in the northeast. In addition, overall pension and other post-retirement costs increased by $5.0 million. In 2003, we also did not have the favorable impact of $4.6 million related to the reversal of the 2001 natural gas derivative mark to market provision in 2002 as well as $3.1 million in divestment gains due primarily to the sale of our pressure pipe business in 2002.

Net sales decreased 3 percent to $436.1 million from $449.8 million in 2002. Excluding the impact of the stronger Canadian dollar, consolidated net sales declined 4.9 percent in the quarter. U.S. net sales decreased 10.6 percent to $279.9 million compared to $313.2 million in 2002, while Canadian net sales increased by 8.2 percent in local currency. The stronger Canadian dollar negatively impacted the overall operating loss by $2.8 million and corporate interest expenses by $3.0 million.

Construction Materials

Our construction materials operations reported an operating loss of $67.3 million, $15.1 million worse than last year, while net sales of $228.6 million were 2.7 percent lower than 2002 (5.3 percent lower excluding the Canadian currency impact). All product lines posted higher losses from operations compared to last year primarily due to weather-related reductions in sales and production, high energy and fuel costs and timing of repairs. These effects were partially offset by higher aggregate and ready-mixed concrete prices, and favorable contributions from special projects.

Construction aggregates recorded an operating loss of $24.2 million, $5.0 million worse than last year as lower volumes and higher production costs were somewhat offset by increased selling prices. Shipments of construction aggregates of 12.9 million tons declined 4.2 percent compared to last year as a result of weaker volumes in the Great Lakes (due to economic conditions and weather) and mid-Atlantic area (due to severe winter weather). Average selling prices of construction aggregate increased 1.8 percent from 2002. Unit production costs increased with rising fuel and energy costs as well as the impact of lower production levels on fixed cost absorption.

Ready-mix concrete recorded $10.5 million of operating loss, an increase of $5.4 million compared to prior year. Lower volumes and higher production and delivery costs were partially offset by a 2.8 percent improvement in selling price due in part to a higher proportion of value added products. Shipments were 1.7 million cubic yards, 1.7 percent lower than last year. Volumes were up 11.8 percent in Canada as a result of the strong economy, which spurred project work in the energy and mineral/mining sector. However this was offset by a 12.7 percent decline in the U.S. as a result of harsher winter conditions in February and March that shut down many of our operations.

Asphalt and paving had a $27.2 million operating loss, $2.4 million more than previous year. First quarter asphalt and paving operations represent less than 5 percent of full year activity and consequently the first quarter operating results are insignificant.

Cement and Cement-Related Products

The operating loss from our cement business was $24.8 million, compared to a $3.2 million loss in 2002. Net sales of $173.2 million declined by 1.8 percent from $176.4 million in prior year (3.4 percent excluding the impact of the stronger Canadian dollar). The 2003 results were impacted by lower volumes of cement and fly-ash, higher fixed costs due to the timing of plant shut-downs, higher pension costs and the absence of a $2.0 million gain on the sale of surplus assets in Great Lakes recognized in the first quarter of 2002. These were partially offset by better prices compared to last year due to price increases implemented during 2002 (in both Canada and the U.S.) and in Canada in January 2003.

Cement volumes decreased 138,000 tons (6.8 percent), reflecting the impact of bad weather in most regions of the U.S., particularly the Great Lakes area. Volumes in Florida have been less affected by weather and have also benefited from some recovery of volumes lost in the fourth quarter of 2002 due to poor weather and continued relative strength of the residential sector. Canadian markets continued to show resiliency, with volumes up 63,000 tons (13.5 percent) as a result of the stronger economic conditions. Average terminal net price (average selling price per ton less freight to customers) was 2.2 percent better in the first quarter 2003 compared to last year as a result of price increases implemented in the Canadian markets in January 2003 as well as favorable customer mix (less wholesale volumes which tend to be lower priced) in the U.S.

Fixed costs were higher than last year almost entirely due to the timing of plant shutdowns. With lower volumes, we accelerated the shutdowns of our plants in Alpena, Michigan, Bath, Ontario and Joppa, Illinois, all of which were performed after the first quarter in 2002. Two kilns were also shut down at St. Constant (Quebec) in the first quarter of 2003 compared to only one kiln in 2002.

Gypsum

The operating loss from our gypsum business totaled $5.4 million on net sales of $ 57.2 million, compared to an operating loss of $2.4 million on net sales of $58.3 million in 2002. This increased loss was due to lower volumes and considerably higher energy costs as extreme cold weather in the northeast resulted in gas prices soaring from $4/mmbtu (million btu) to a peak of $12/mmbtu and caused gas curtailment in our Newark, New Jersey plant for 9 days during the quarter. Total drywall sales volumes for the first quarter dropped 5.4 percent from 2002, reaching a quarterly level of 489 million square feet. When normalized for the Newark acquisition in February 2002, the volume decline was 9.3 percent. Sales volumes from our two newer plants in Kentucky and Florida increased 14.4 percent as these plants supplied the northeast market given the reduced production at our Newark plant and the idling of our Wilmington, Delaware plant in late 2002. Average selling prices for the first quarter of 2003 was $92.00 per thousand square feet (msf), slightly higher than the $91.50/msf for the same period last year. However, price was down $7.50/msf from average levels in the fourth quarter of 2002, reflecting the normal seasonal pricing erosion. Following an industry-wide price increase that took effect at the beginning of March 2003, prices have risen to about $94.00/msf. The company has announced a further price increase of 10 percent, scheduled to go in effect during May 2003. Operating costs suffered from the spike in natural gas price, but were somewhat offset by lower gypsum and paper costs and improved manufacturing performance. Savings from the idling of the Wilmington, Delaware plant were on target but were offset by increased natural gas prices.

Selling and Administrative

Selling and administrative expenses of $82.7 million increased $9.1 million from 2002, and as a percentage of net sales increased from 16.4 percent in 2002 to 19.0 percent in 2003. The increase was mainly due to higher pension expenses and annual salary increases as well as programs to increase management bench strength and improve shared services across our operations.

Income from Managed Assets

During the three months ended March 31, 2003 and March 31, 2002, we realized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $50.2 million in 2003, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and related costs ($37.2 million), allocated selling, general and administrative expenses ($9.5 million), and incremental costs incurred ($0.5 million).

Other (Income) Expense, Net

Other (income) expense, net amounted to an expense of $5.9 million in 2003 compared to income of $2.7 million in 2002. The increased net expense is mainly due to lower divestment gains ($2.6 million) and the absence of the favorable $4.6 million impact in 2002 related to the reversal of the 2001 natural gas derivative mark to market provision.

Interest Expense, Net

Net interest expense of $13.1 million was $3.4 million higher than the prior year. We had capitalized interest of $2.8 million in 2002 related to ongoing construction projects while in 2003 we did not capitalize interest. In addition, the strengthening of the Canadian dollar negatively impacted our interest expense by $3.0 million. These increases were offset by lower net indebtedness.

Income Taxes

For the three months ended March 31, 2003 and 2002, we recorded an income tax benefit of $45.3 million and $26.9 million, respectively, as a result of the seasonal loss from our U.S. and Canadian operations. Our effective income tax rate was 35.1 percent in 2003 and 33.5 percent in 2002. The higher effective income tax rate resulted from an increase in Canada due to an increased proportion of sales in higher tax rate provinces in 2003. In addition, we benefited from lower tax rates on divestment gains in 2002.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. Most of Lafarge North America’s asset retirement obligations are incurred as reclamation liabilities related to its mining process. Previously, the Company accrued for reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million.

Twelve Months Ended March 31, 2003

For the twelve months ended March 31, 2003, we reported net income (before cumulative effect of change in accounting principle) of $237.9 million, $8.8 million lower than the $246.7 million for 2002. Earnings from operations of $374.6 million are $48.0 million lower than the $422.6 million earned in 2002 as a result of lower earnings in our construction materials division driven by lower asphalt & paving results and our cement business due to poor weather and weaker construction spending. This was partially offset by improved performance of our gypsum division. In addition, we recorded a pre-tax charge to earnings of $26 million related to the idling of our gypsum drywall plant in Wilmington, Delaware in November 2002. This provision, together with increased pension and other post-retirement expenses of $4.4 million were offset by the absence of $15.5 million in goodwill amortization, an increase of $3.4 million for Blue Circle management fees and a $3.9 million increase in divestment gains.

Net sales of $3,237.9 million in 2003 decreased $90.5 million from $3,328.4 million in 2002, primarily due to lower sales in our construction materials business, partially offset by improved sales from our gypsum operations. U.S. net sales decreased 2.5 percent to $1,993.5 million from $2,044.1 million in 2002, while Canadian net sales decreased to $1,244.4 million from $1,284.3 million in 2002.

Construction Materials

Our construction materials operations earned $181.7 million, $51.3 million lower than the $233.0 million in 2002, as net sales decreased 6.1 percent to $1,936.7 million. Asphalt and paving operations and ready- mixed concrete accounted for $21.6 million and $12.6 million of the earnings decline, respectively, while the absence of profits from recent divestments accounted for another $7.7 million. While volumes generally declined, especially for asphalt and paving, prices of all product lines were higher as a result of market price increases and our greater focus on sales of higher value added products.

Aggregates recorded operating profits of $115.8 million for 2003, $3.5 million lower than last year. The 3.6 percent volume decline was offset by higher average selling prices, which improved 2.4 percent in the U.S. and 5.5 percent in Canada. U.S. operating income were below last year primarily due to economic conditions in the Great Lakes and severe weather in the mid-Atlantic area. Canadian operations recorded higher operating income than 2002 due to the continued strength of the economy, supporting strong housing and project works.

Ready-mix profits declined by $12.6 million to $35.4 million in 2003 as volumes declined 3.2 percent over last year. This decline occurred primarily in four markets — Colorado and New Mexico, where weak market conditions throughout the second half of 2002 led to lower volumes; in Toronto, where competitive activity and lower commercial construction resulted in lower selling prices; in Montreal where we experienced a 5 month concrete truck drivers’ strike; and in Maryland as harsh winter weather and lower levels of construction activity affected the mid-Atlantic area.

Asphalt and paving operating profits declined by $21.6 million to $35.8 million in 2003. Margins deteriorated in Canada and the U.S. due to a significant drop in volumes (12.7 percent for asphalt and 19.3 percent for paving), which was partially offset by lower production costs. While we do not foresee significant improvement in the Colorado and New Mexico highway paving market in 2003, it appears that Ontario is poised to rebound from the low activity levels suffered in 2002.

Cement and Cement-Related Products

Earnings from our cement and cement-related products operations totaled $289.2 million, $21.3 million lower than 2002, as net sales decreased $16.2 million to $1,215.5 million. The drop in operating income was primarily due to 4.9 percent lower shipments, partially offset by improved prices, the favorable impact on depreciation expense of a change in the estimated useful lives of our cement plants and lower fixed manufacturing costs, particularly in maintenance. The successful start-up of our new plant near Kansas City and our slag operations in Chicago and the conversion of the Exshaw, Alberta plant to coal, should positively impact our cement performance in 2003.

Overall sales volumes declined by 4.9 percent as a series of winter storms hampered construction activity in the Great Lakes and eastern U.S. markets. In Canada, the decline in sales volume resulted from lower consumption in western Canada, where we have our largest market share, due in part to lower oil field activity for the year. Average selling prices increased 1.2 percent in the U.S. and 4.9 percent in Canada, reflecting the impact of price increases implemented in the year as well as favorable product mix.

Gypsum

Our gypsum operations incurred an operating loss of $19.3 million, $33.3 million better than last year. Net sales of $231.6 million increased 32.1 percent. The improvement in operating results was due to a combination of strong volume growth, higher selling prices and improved operating efficiency, despite the spike in energy costs in the first quarter of 2003 due to extreme cold weather. Sales volumes increased 10.9 percent, including production from the Newark, New Jersey facility (acquired in January 2002). Average drywall selling price increased by 23.8 percent due to several consecutive market price increases, including the last increase in March 2003. The 2003 operating loss of $19.3 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant in November 2002.

Selling and Administrative

Selling and administrative expenses of $340.0 million were $29.1 million higher than in 2002 and as a percentage of net sales, increased from 9.3 percent last year to 10.5 percent in 2003. The increase resulted primarily from approximately $10 million in reorganization and relocation costs incurred during the year in our businesses, $3 million of increased pension cost, $7 million in annual salary increases as well as $4 million in programs to increase bench strength and improve shared services across our operations.

Income from Managed Assets

For the twelve months ended March 31, 2003, we realized a full-year fee of $12 million, compared to $8.6 million in 2002 related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Total proceeds from the management of these assets totaled $193.2 million, which included billings for the pro-rata minimum annual management fee ($12 million), direct payroll and related costs ($146.2 million), allocated selling, general and administrative costs ($30.6 million), allocated pension costs ($2.2 million) and incremental costs incurred ($2.2 million).

Other (Income) Expense, Net

Other (income) expense, net was an expense of $12.1 million in 2003 compared to $2.0 million of income in 2002. The main driver was a provision of $26 million for the idling of the gypsum drywall plant in Wilmington, Delaware. Pension costs and other retirement benefits expenses increased by $3.7 million. These negative factors were partly offset by the absence of $8.7 million of Redland goodwill amortization in 2001 and the reversal effect of the 2001 natural gas derivative mark to market provision of $7.1 million.

Income Taxes

Income tax expense decreased by $40.2 million from $122.6 million for the twelve months ended March 31, 2002 to $82.4 million in 2003. This includes the recognition of approximately $28 million in non-recurring tax benefits in the fourth quarter of 2002. We reversed a $23 million U.S. deferred tax valuation allowance in the fourth quarter of 2002. In addition, a favorable one-time tax adjustment totaling $5 million was recorded in the fourth quarter of 2002 to reflect the final settlement of various issues with both U.S. and Canadian tax authorities. Excluding these one-time tax benefits, the effective tax rate for the twelve months was approximately 34.5 percent.

Liquidity and Capital Resources

In March 2001, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2003, we had $285 million of commercial paper outstanding under the agreements. These borrowings are backed by a $300 million, syndicated, committed 364-day revolver which expired in April 2003 and was renewed with similar terms. The new agreement expires in April 2004.

We also have a syndicated, committed revolving credit facility totaling $300 million extending through April 2007. At March 31, 2003, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.11 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At March 31, 2003, the company was in compliance with these requirements.

During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of March 31, 2003 and 2002 and December 31, 2002 totaled $100.2 million, $80.6 million and $143.4 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

Net cash of $175.7 million was used in operating activities in the first three months of 2003 compared with $131.3 million during the same period in 2002. The increase in cash used by operations was primarily due to an increase in our seasonal net loss over the prior year and an increase in working capital. Net cash used for investing activities for the three months ended March 31, 2003 was $49.2 million lower than the same period last year primarily due to 2002 capital expenditures for our Sugar Creek cement plant and South Chicago slag facilities, and the acquisition of the gypsum drywall plant in Newark, New Jersey in January 2002, offset somewhat by purchases of short-term investments in 2003 and proceeds from the February 2002 sale of our pressure pipe business in eastern Canada. In the first three months of 2003, net cash provided by financing activities was $161.2 million, a $33.7 million decrease from last year due in part to a net decrease in short-term and long-term borrowings of $19.2 million and a decrease in proceeds from the issuance of equity securities ($15.6 million). Historically, we fund our first quarter operating loss and working capital requirements through the redemption of short-term investments and proceeds from short-term borrowings.

During the first quarter of 2003, the most significant uses of cash were a net loss of $87.0 million, a net increase in operating working capital of $138.1 million and capital expenditures of $19.2 million. The most significant source of funds was net borrowings of $170.8 million. This compares with a net loss of $53.3 million, a net increase in operating working capital of $123.9 million, capital expenditures of $72.1 million, acquisitions of $29.3 million (none in 2003) and a net increase in borrowings of $190.0 million during the first quarter of 2002.

Net cash provided by operating activities for the twelve months ended March 31, 2003 decreased by $22.2 million over the same period in 2002 due to increases in net operating working capital and lower net income and depreciation and amortization charges offset by higher other non-cash charges (mainly related to the idling of the Wilmington plant). Net cash used for investing activities of $142.0 decreased from $355.7 due to a decrease in capital expenditures and acquisitions, partially offset by an increase in the purchase of short-term investments. Capital expenditures decreased $128.7 million largely because ongoing development projects, such as the construction of the Palatka, Florida gypsum drywall plant and the Sugar Creek, Missouri plant, were completed in 2001 and early 2002. Spending on acquisitions decreased $83.8 million from 2002 due to the purchase of Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado in June 2001 and the acquisition of Continental Gypsum, a Newark-based gypsum operation in January 2002.

During the twelve months ended March 31, 2003, net cash consumed by financing activities totaled $119.5 million, compared to $6.9 million in the 2002 period. The $112.6 million increase was due to a decrease in net short-term and long-term borrowings and a decrease in common stock issued under employee stock option plans, offset somewhat by a reduction in the repurchase of common stock.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $300 million to $350 million in 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 6, 2003. A total of 73,162,927 shares were entitled to be voted. At the meeting, stockholders elected the nominees for the Board of Directors identified below:

	Common Stock		Voting Stock

Director Elected	For	Withheld	For	Withheld

Marshall A. Cohen	50,678,759	6,362,294	1,803,291	13,899
Bertrand P. Collomb	50,334,094	6,706,959	1,803,281	13,909
Philippe P. Dauman	56,414,617	626,435	1,803,301	13,889
Bernard L. Kasriel	56,441,628	599,424	1,803,301	13,889
Bruno Lafont	56,417,613	623,440	1,803,278	13,912
Paul W. MacAvoy	56,493,827	547,225	1,803,301	13,889
Claudine B. Malone	56,405,162	635,890	1,803,301	13,889
Gwyn Morgan	50,857,384	6,183,669	1,529,913	287,277
Robert W. Murdoch	56,444,021	597,032	1,803,301	13,889
Bertin F. Nadeau	56,414,609	626,443	1,801,134	16,055
John D. Redfern	50,503,909	6,537,143	1,803,291	13,899
Joe M. Rodgers	50,101,242	6,939,810	1,529,913	287,277
Philippe R. Rollier	56,441,140	599,912	1,803,267	13,923
Michel Rose	56,433,367	607,685	1,803,291	13,899
Lawrence M. Tanenbaum	51,129,416	5,911,636	1,803,301	13,889
Gerald H. Taylor	56,416,179	624,873	1,803,301	13,889

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	99.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: May 14, 2003	By: /s/ Larry J. Waisanen Larry J. Waisanen Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Philippe R. Rollier, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Lafarge North America Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Philippe R. Rollier Philippe R. Rollier President and Chief Executive Officer

CERTIFICATION

I, Larry J. Waisanen, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Lafarge North America Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Larry J. Waisanen Larry J. Waisanen Executive Vice President and Chief Financial Officer