Form 10-Q
period 2003-06-30
LAFARGE NORTH AMERICA INC
filed 2003-08-14
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

I.R.S. Employer Identification No.
58-1290226

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

There were 69,964,536 shares of our Common Stock and 4,231,948 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of July 31, 2003, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2003

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited) (in thousands, except per share amounts)

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net Sales	$861,691	$868,326	$1,273,430	$1,295,372	$3,138,152	$3,198,034

Costs, expenses and other income:
Cost of goods sold	642,116	642,199	1,089,272	1,075,445	2,454,184	2,467,326
Selling and administrative	86,829	81,369	168,833	154,495	342,787	312,150
Amortization of goodwill	—	—	—	—	—	10,411
Income from managed assets:
Management fees and cost reimbursement	(51,448)	(51,619)	(101,627)	(99,448)	(193,012)	(109,152)
Direct and allocated costs and expenses	48,448	48,619	95,627	93,448	181,012	97,507
Other (income) expense, net	9,031	(26,929)	14,567	(29,913)	46,899	(34,376)
Minority interests	1,909	2,463	3,584	4,696	7,256	8,451
Interest expense	15,734	13,482	30,285	25,394	57,282	51,383
Interest (income)	(1,757)	(900)	(3,282)	(3,234)	(9,768)	(6,274)

Total costs, expenses and other income	750,862	708,684	1,297,259	1,220,883	2,886,640	2,797,426
Earnings (loss) from continuing operations before income taxes	110,829	159,642	(23,829)	74,489	251,512	400,608
Income tax benefit (expense)	(40,255)	(55,678)	6,946	(26,848)	(59,354)	(145,419)

Earnings (loss) from continuing operations	70,574	103,964	(16,883)	47,641	192,158	255,189
Income from discontinued operations, net of tax (Note 14)	3,299	3,069	6,944	6,049	12,588	11,909
Cumulative effect of change in accounting principle, net of tax	—	—	(3,214)	—	(3,214)	—

Net Income (Loss)	$73,873	$107,033	$(13,153)	$53,690	$201,532	$267,098

Net income (loss) per share from continuing operations — basic	$0.96	$1.43	$(0.23)	$0.66	$2.63	$3.53
Per share effect of discontinued operations — basic	0.05	0.04	0.09	0.08	0.17	0.16
Per share cumulative effect of change in accounting principle — basic	—	—	(0.04)	—	(0.04)	—

Net Income (Loss) Per Share – Basic	$1.01	$1.47	$(0.18)	$0.74	$2.76	$3.69

Net income (loss) per share from continuing operations — diluted	$0.96	$1.40	$(0.23)	$0.64	$2.61	$3.47
Per share effect of discontinued operations — diluted	0.04	0.04	0.09	0.08	0.17	0.16
Per share cumulative effect of change in accounting principle — diluted	—	—	(0.04)	—	(0.04)	—

Net Income (Loss) Per Share – Diluted	$1.00	$1.44	$(0.18)	$0.72	$2.74	$3.63

Dividends Per Share	$0.15	$0.15	$0.30	$0.30	$0.60	$0.60

See the notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30	June 30	December 31
	2003	2002	2002
	(unaudited)	(unaudited)	(audited)

Assets
Cash and cash equivalents	$375,458	$30,390	$351,110
Short-term investments	28,573	148,058	22,260
Receivables, net	575,801	518,825	385,385
Due from affiliates	37,377	30,454	48,662
Inventories	416,112	395,713	365,889
Deferred tax assets	43,244	55,285	42,369
Current income taxes	26,470	—	—
Other current assets	47,104	65,741	34,472
Net current assets of discontinued operations	19,279	8,174	8,493

Total current assets	1,569,418	1,252,640	1,258,640
Property, plant and equipment (less accumulated depreciation and depletion of $1,951,394, $1,555,378 and $1,757,916)	2,294,346	2,244,797	2,221,650
Goodwill, net	493,869	490,985	471,495
Other assets	269,329	267,880	267,724
Net noncurrent assets of discontinued operations	14,160	15,136	14,719

Total Assets	$4,641,122	$4,271,438	$4,234,228

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$468,530	$448,082	$498,144
Income taxes payable	—	59,745	22,139
Short-term borrowings and current portion of long-term debt	327,851	324,395	136,120
Current liabilities of discontinued operations	2,821	4,633	4,338

Total current liabilities	799,202	836,855	660,741
Long-term debt	717,812	671,771	671,048
Deferred income taxes	144,647	223,986	124,633
Minority interests	129,271	117,784	111,516
Other long-term liabilities	533,083	310,650	506,639

Total Liabilities	2,324,015	2,161,046	2,074,577

Common stock ($1.00 par value; authorized 150.0 million shares; issued 69.0, 68.7 and 68.9 million shares, respectively)	68,961	68,736	68,885
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.2, 4.2 and 4.1 million shares, respectively)	32,471	32,434	32,362
Additional paid-in-capital	721,434	710,462	719,631
Retained earnings	1,617,381	1,459,720	1,652,477
Accumulated other comprehensive loss:
Foreign currency translation	1,322	(147,107)	(188,956)
Minimum pension liability	(126,088)	(13,237)	(126,088)
Derivative adjustment	1,626	(616)	1,340

Total Shareholders’ Equity	2,317,107	2,110,392	2,159,651

Total Liabilities and Shareholders’ Equity	$4,641,122	$4,271,438	$4,234,228

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months		Twelve Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Cash Flows from Operations
Net income (loss)	$(13,153)	$53,690	$201,532	$267,098
Deduct: Income from discontinued operations, net of tax	(6,944)	(6,049)	(12,588)	(11,909)
Add: Cumulative effect of change in accounting principle, net of tax	3,214	—	3,214	—

Earnings (loss) from continuing operations	(16,883)	47,641	192,158	255,189
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation, depletion and amortization	91,672	90,675	181,145	189,792
Provision for bad debts	1,454	896	3,434	5,106
Deferred income taxes	10,208	4,926	15,229	14,792
(Gain) on sale of assets	(1,526)	(37,684)	(249)	(62,154)
Other noncash charges and (credits), net	10,785	10,750	34,758	(1,583)
Net change in operating working capital	(269,576)	(210,413)	(102,474)	28,674

Net Cash Provided by (Used in) Operating Activities of Continuing Operations	(173,866)	(93,209)	324,001	429,816

Cash Flows from Investing
Capital expenditures	(43,901)	(122,483)	(167,894)	(291,481)
Acquisitions, net of cash acquired	(9,834)	(29,478)	(11,922)	(53,377)
Redemptions (purchases) of short-term investments, net	(6,313)	(124,794)	119,485	(148,058)
Proceeds from property, plant and equipment dispositions	8,641	61,540	25,320	123,358
Other	(8,002)	2,139	106	(3,493)

Net Cash Used for Investing Activities of Continuing Operations	(59,409)	(213,076)	(34,905)	(373,051)

Cash Flows from Financing
Net increase (decrease) in short-term and long-term borrowings (includes current portion)	237,619	110,608	49,116	(99,365)
Issuance of equity securities	745	26,668	5,326	37,626
Repurchase of common stock	(867)	—	(867)	(12,728)
Dividends, net of reinvestments	(19,830)	(21,887)	(37,094)	(41,524)

Net Cash Provided (Consumed) by Financing Activities of Continuing Operations	217,667	115,389	16,481	(115,991)

Net cash (used in) provided by discontinued operations	(6,561)	11,742	(1,758)	17,556
Effect of exchange rate changes	46,517	7,098	41,249	880

Net Increase (Decrease) in Cash and Cash Equivalents	24,348	(172,056)	345,068	(40,790)
Cash and Cash Equivalents at the Beginning of the Period	351,110	202,446	30,390	71,180

Cash and Cash Equivalents at the End of the Period	$375,458	$30,390	$375,458	$30,390

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries (“Lafarge” or the “company”), is the United States’ and Canada’s largest diversified supplier of construction materials such as cement and cement-related products, aggregate, ready-mixed concrete and concrete products, asphalt and gypsum drywall. Lafarge materials are used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 13.

We have approximately 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 53 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform to the 2003 presentation.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The change in the carrying value of goodwill, net for the six months ended June 30, 2003, is as follows (in thousands):

		Cement and
	Construction	Cement-Related		Corporate and
	Materials Segment	Products Segment	Gypsum Segment	Unallocated	Total

Balance at January 1, 2003	$452,507	$12,337	$19,454	$(12,803)	$471,495
Goodwill acquired (divested)	6,565	—	—	—	6,565
Purchase accounting adjustments	207	—	—	—	207
Foreign currency translation adjustment	15,019	9	276	298	15,602

Balance at June 30, 2003	$474,298	$12,346	$19,730	$(12,505)	$493,869

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

The following table provides a reconciliation from reported net income to net income adjusted to exclude goodwill amortization expense, including any tax-related benefits (in thousands, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Reported net income (loss)	$73,873	$107,033	$(13,153)	$53,690	$201,532	$267,098
Add back amortization of goodwill, net of tax	—	—	—	—	—	10,411

Adjusted net income (loss)	$73,873	$107,033	$(13,153)	$53,690	$201,532	$277,509

Net income (loss) per share – basic:
Reported net income (loss)	$1.01	$1.47	$(0.18)	$0.74	$2.76	$3.69
Add back amortization of goodwill	—	—	—	—	—	0.15

Adjusted net income (loss) per share — basic	$1.01	$1.47	$(0.18)	$0.74	$2.76	$3.84

Net income (loss) per share – diluted:
Reported net income (loss)	$1.00	$1.44	$(0.18)	$0.72	$2.74	$3.63
Add back amortization of goodwill	—	—	—	—	—	0.14

Adjusted net income (loss) per share — diluted	$1.00	$1.44	$(0.18)	$0.72	$2.74	$3.77

5.	Under our receivables securitization program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We received proceeds from the sale of trade receivables totaling $435.0 million and $527.7 million for the three months ended June 30, 2003 and 2002, respectively, $736.2 million and $774.1 million for the six months ended June 30, 2003 and 2002, respectively, and $1,851.2 million and $1,875.9 million for the twelve months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002 and at December 31, 2002, we administered $158.2 million, $200.0 million and $143.4 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income (Loss) and amounted to $0.5 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively, $1.1 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively, and $3.2 million and $4.7 million for the twelve months ended June 30, 2003 and 2002, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $75.1 million, $87.9 million and $54.6 million at June 30, 2003 and 2002 and at December 31, 2002, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

6.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At June 30, 2003 and 2002 and at December 31, 2002, our inventories from continuing operations consisted of the following (in thousands):

	June 30
			December 31
	2003	2002	2002

Finished products	$233,648	$218,459	$199,026
Work in process	44,457	38,272	28,960
Raw materials and fuel	69,146	67,914	68,471
Maintenance and operating supplies	68,861	71,068	69,432

Total inventories from continuing operations	$416,112	$395,713	$365,889

7.	In April 2003, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2003, we had $300 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.40 percent and maturity dates ranging from 1 to 37 days. The agreements, which expire on April 17, 2004, require the maintenance of certain financial ratios, among other restrictions.

8.	Cash paid for interest and income taxes is as follows (in thousands):

	Six Months		Twelve Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Interest (net of amounts capitalized)	$30,612	$24,772	$58,784	$52,950

Income taxes (net of refunds)	$34,770	$25,300	$138,227	$52,028

9.	Net income (loss) per share from continuing operations for the three, six and twelve months ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Basic Calculation
Earnings (loss) from continuing operations	$70,574	$103,964	$(16,883)	$47,641	$192,158	$255,189

Weighted average number of shares outstanding	73,168	72,829	73,152	72,593	73,101	72,306

Basic net income (loss) per share from continuing operations	$0.96	$1.43	$(0.23)	$0.66	$2.63	$3.53

Diluted Calculation
Earnings (loss) from continuing operations assuming dilution	$70,574	$103,964	$(16,883)	$47,641	$192,158	$255,189

Weighted average number of shares outstanding	73,168	72,829	73,152	72,593	73,101	72,306
Net effect of the dilutive stock options based on the treasury stock method	262	677	—	714	246	629
Net effect of dilutive stock warrant based on the treasury stock method	189	962	—	909	192	735

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	73,619	74,468	73,152	74,216	73,539	73,670

Diluted net income (loss) per share from continuing operations	$0.96	$1.40	$(0.23)	$0.64	$2.61	$3.47

Basic net income (loss) per common equity share was computed by dividing net income from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income (loss) per common equity share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.

10.	Comprehensive income (loss) consists of the following (in thousands):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net income (loss)	$73,873	$107,033	$(13,153)	$53,690	$201,532	$267,098
Foreign currency translation adjustments	108,682	57,708	190,278	55,477	148,453	5,441
Minimum pension liability adjustment, net of income taxes	—	—	—	—	(112,875)	(13,213)
Change in fair value of derivative instruments, net of income taxes	(296)	(616)	286	(616)	2,242	(616)

Comprehensive income	$182,259	$164,125	$177,411	$108,551	$239,352	$258,710

11.	The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements would be as follows (in thousands, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net Income (Loss)
As reported	$73,873	$107,033	$(13,153)	$53,690	$201,532	$267,098
Deduct fair value of stock-based employee compensation, net of tax	(1,857)	(1,853)	(4,131)	(3,708)	(8,802)	(6,158)

Pro forma	$72,016	$105,180	$(17,284)	$49,982	$192,730	$260,940

Basic Net Income (Loss) Per Share
As reported	$1.01	$1.47	$(0.18)	$0.74	$2.76	$3.69
Pro forma	$0.98	$1.44	$(0.24)	$0.69	$2.64	$3.61
Diluted Net Income (Loss) Per Share
As reported	$1.00	$1.44	$(0.18)	$0.72	$2.74	$3.63
Pro forma	$0.98	$1.41	$(0.24)	$0.67	$2.62	$3.54

In addition to the impact above, compensation expense related to options granted to employees working in former Blue Circle operations would be $67 thousand, $149 thousand and $250 thousand for the three, six and twelve months ended June 30, 2003 and $38 thousand, $75 thousand and $75 thousand for the three, six and twelve months ended June 30, 2002. These amounts would be reported in “Income from managed assets” on the Condensed Consolidated Statements of Income (Loss) as both a cost and cost reimbursement (i.e. with no impact on net income and per share amounts), as such expenses are fully reimbursable under the management agreement with Lafarge S.A.

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

The analysis of asset retirement obligations for the six months ended June 30, 2003 is as follows (in millions):

Balance at January 1, 2003	$25.7
Accretion expense	1.0
New obligations incurred	0.6
Payments	(1.4)
Currency exchange rate impact	2.1

Balance at June 30, 2003	$28.0

Pro-forma effects for the periods presented, assuming adoption of SFAS No. 143 retroactively, were not material to net income or per-share amounts.

13.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, foreign exchange gains and losses, minority interests, interest, income taxes and goodwill amortization through December 31, 2001 related to the 1998 acquisition of certain Redland PLC businesses in North America from Lafarge S.A.) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cement-Related Products, and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net sales of continuing operations:
Construction materials
Revenues from external customers	$518.1	$521.0	$746.0	$755.1	$1,929.5	$1,996.6
Intersegment revenues	1.2	1.3	1.9	2.1	4.2	2.1
Cement and cement related products
Revenues from external customers	283.3	284.8	409.9	419.5	979.3	997.4
Intersegment revenues	42.7	37.1	64.9	56.2	147.1	136.9
Gypsum
Revenues from external customers	60.3	62.5	117.5	120.8	229.4	204.0
Eliminations	(43.9)	(38.4)	(66.8)	(58.3)	(151.3)	(139.0)

Total net sales of continuing operations	$861.7	$868.3	$1,273.4	$1,295.4	$3,138.2	$3,198.0

Income (loss) from continuing operations:
Construction materials (a)	$52.0	$70.9	$(15.3)	$18.6	$162.9	$228.2
Cement and cement-related products (a)	104.4	95.7	74.0	87.6	277.5	294.8
Gypsum (a)	(3.3)	(2.4)	(8.7)	(4.8)	(20.2)	(32.1)
Corporate and other	(26.4)	10.5	(43.2)	—	(113.9)	(36.8)

Total income from continuing operations	126.7	174.7	6.8	101.4	306.3	454.1
Minority interests	(1.9)	(2.5)	(3.6)	(4.7)	(7.3)	(8.4)
Interest expense, net	(14.0)	(12.6)	(27.0)	(22.2)	(47.5)	(45.1)

Earnings (loss) from continuing operations before income taxes	$110.8	$159.6	$(23.8)	$74.5	$251.5	$400.6

(a)	Excludes other postretirement benefit expense for retirees, foreign exchange gains and losses, minority interests, interest, income taxes and goodwill amortization related to the Redland acquisition.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net sales from continuing operations:
United States	$516.9	$563.0	$772.4	$853.5	$1,854.3	$1,965.6
Canada	344.8	305.3	501.0	441.9	1,283.9	1,232.4

Total net sales from continuing operations	$861.7	$868.3	$1,273.4	$1,295.4	$3,138.2	$3,198.0

Income from continuing operations:
United States	$72.4	$112.0	$4.3	$71.4	$109.6	$242.7
Canada	54.3	62.7	2.5	30.0	196.7	211.8

Total income from operations	126.7	174.7	6.8	101.4	306.3	454.5
Minority interests	(1.9)	(2.5)	(3.6)	(4.7)	(7.3)	(8.4)
Interest expense, net	(14.0)	(12.6)	(27.0)	(22.2)	(47.5)	(45.5)

Earnings (loss) from continuing operations before income taxes	$110.8	$159.6	$(23.8)	$74.5	$251.5	$400.6

Assets by operating segment consist of the following (in millions):

	June 30
			December 31
	2003	2002	2002

Construction materials	$2,101.0	$2,049.8	$1,872.4
Cement and cement related-products	1,461.5	1,289.6	1,310.7
Gypsum	317.2	335.3	310.4
Corporate and unallocated	728.0	573.4	717.5
Discontinued operations	33.4	23.3	23.2

Total assets	$4,641.1	$4,271.4	$4,234.2

14.	On May 6, 2003 the company’s Board of Directors authorized management to sell its wholly-owned cement subsidiary Lafarge Florida Inc. On July 3, 2003, the company agreed to sell Lafarge Florida Inc. to Florida Rock Industries, Inc. The sale closed on August 12, 2003. The sale price of $122 million is subject to certain adjustments for changes in working capital. A pretax gain of approximately $90 million is expected to be recorded in the third quarter in connection with this divestiture.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, beginning the quarter ended June 30, 2003, the company has reclassified the assets and liabilities as assets and liabilities of discontinued operations and is reporting results from Lafarge Florida Inc. as discontinued operations.

Included in income from discontinued operations are net sales and earnings before income tax as follows (in thousands):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net sales	$24,826	$23,342	$49,178	$46,051	$94,588	$92,251
Earnings before income tax	5,039	5,073	10,607	9,998	19,936	19,150

Included in earnings before income tax are allocated trade association dues of $125,000 per quarter ($500,000 annually) and allocated pension expenses of $52,500 in the three months ended June 30, 2003 and $105,000 in both the six and twelve months ended June 30, 2003 (with no allocation in the comparative periods). Also included are allocated interest expenses of $100,000 per quarter ($400,000 annually), based upon the book value of the net assets to be sold.

The following net assets of Lafarge Florida Inc. were classified as discontinued operations at June 30, 2003 (in thousands):

June 30
2003

Accounts receivable, net	$10,783
Inventories	8,496
Property, plant and equipment, net	14,160
Accounts payable and accrued liabilities	(2,821)

Net assets from discontinued operations	$30,618

15.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather could be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Dunn Industrial filed a Transfer Motion to the Missouri Supreme Court seeking appeal of the Court of Appeals ruling, which motion the Missouri Supreme Court has granted. We believe Dunn Industrial’s claims are without merit and intend to vigorously defend the suit.

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

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in our financial statements. As of June 30, 2003, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at June 30, 2003. However, we have concluded that the possibility of material liability in excess of the amount reported in the June 30, 2003 Condensed Consolidated Balance Sheet is remote.

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

16.	In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45 are included in “Note 20 Commitments and Contingencies” of our 2002 financial statements, while the recognition provisions do not have an effect on the Consolidated Financial Statements.

FIN 46, “Consolidation of Variable Interest Entities”, clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are applicable as of July 1, 2003. The company concluded that this Interpretation does not have an effect on the Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The company does not expect this Statement to have an effect on the Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. The company does not expect this Statement to have an effect on the Consolidated Financial Statements.

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

Cement and Cement-Related Products – the production and distribution of Portland and specialty cements and the distribution of cementitious materials such as fly ash, slag, silica fume and blended cements.

Gypsum – the production and distribution of a full line of gypsum drywall products and joint compound.

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

Three Months Ended June 30, 2003

During the three months ended June 30, 2003, we incurred net income of $73.9 million, or $1.00 per share on a diluted basis. This compares with net income of $107.0 million, or $1.44 per share diluted, for the second quarter of 2002, which included $20.6 million in divestment gains realized primarily from the sale of some of the company’s concrete products businesses. Excluding these gains, net income for the second quarter 2002 was $86.4 million, or $1.16 per share diluted.

The results for the quarter reflect lower operating profits in our construction materials business caused by unfavorable weather conditions and economic weakness in some markets offset by an increase in cement results, including a favorable impact of $3.2 million related to the strengthening of the Canadian dollar. The results for the quarter also include pretax charges of $17.2 million, or $0.15 per share diluted, consisting of: $7.8 million, or $0.07 per share diluted, primarily related to foreign exchange losses on certain intercompany transactions and divestment losses; $3.6 million, or $0.03 per share diluted, in corporate interest expenses due to the strengthening of the Canadian dollar; and an increase of $5.8 million, or $0.05 per share diluted, in expenses for pension and post-retirement costs.

On July 3, 2003, we announced the sale of our wholly owned cement subsidiary Lafarge Florida Inc. to Florida Rock Industries, Inc. The sale closed on August 12, 2003. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” beginning this quarter we are reporting results from Lafarge Florida Inc. as discontinued

operations. Net income from Lafarge Florida Inc. during the second quarter was $3.3 million or $0.04 per share diluted, compared with net income of $3.1 million, or $0.04 per share diluted, in the second quarter of 2002.

Net sales decreased slightly by 0.8 percent to $861.7 million from $868.3 million in 2002. Excluding the impact of the stronger Canadian dollar, consolidated net sales declined 4.3 percent in the quarter. U.S. net sales decreased 8.2 percent to $516.9 million compared to $563.0 million in 2002, while Canadian net sales increased by 3.0 percent in local currency.

Construction Materials

Our construction materials operations reported an operating income of $52.0 million, $18.9 million lower than last year, while net sales of $519.3 million were 0.6 percent lower than 2002 (5.3 percent lower excluding the Canadian currency impact). All product lines posted lower income from operations year-over-year primarily due to lower volumes. Higher natural gas, electricity and diesel fuel costs, as well as losses associated with portable highway paving operations in several western states also negatively affected results. Improved prices in all product lines partially offset these effects.

Construction aggregates recorded an operating income of $39.5 million, $7.7 million lower than last year due to lower volumes, increased energy costs and higher pension expenses. Shipments of construction aggregates of 31.5 million tons were 3.6 percent below last year. Canadian shipments totaled 14.7 million tons, down 9.0 percent from last year. Most of the shortfall occurred in western Canada due to the timing of shipments from our Texada quarry to the U.S. west coast, the absence of two large projects that we had in northern Alberta last year, and wet spring weather in Alberta. In the U.S., shipments rose 1.9 percent to reach 16.7 million tons as sales from a recently acquired rail distribution operation in Ohio more than offset a weather related drop in Maryland and lower sales in western New York where the economy has weakened. Average aggregate selling prices were flat in the quarter, as a 1.4 percent improvement in the average price in the U.S. and a 2.1 percent improvement in eastern Canada were offset by lower prices, due to product mix, in western Canada.

Ready-mix concrete recorded $11.6 million of operating profit, a decrease of $2.4 million compared to the prior year. Most of the deterioration in profit was in the western U.S. market where sales volumes were 17.2 percent lower than last year and delivery costs increased due to lower efficiency related to the volume decline. In addition, higher diesel fuel costs and increased pension expense negatively impacted all of the company’s concrete operations. Overall shipments of ready mixed concrete were down 3.7 percent in the quarter to 3.0 million cubic yards. Canadian shipments were up 6.6 percent to 1.7 million cubic yards, while U.S. shipments declined 14.7 percent to 1.3 million cubic yards in the quarter. Most of the decline in the U.S. occurred in the west, due to weak conditions in Colorado and Missouri. In the eastern U.S., lower shipments in Maryland, due to wet weather, and in western New York, due to a weak economy, were partially compensated by continued strong performance in our Louisiana operations. Overall ready mixed concrete prices were up 1.4 percent, excluding the favorable impact of the stronger Canadian dollar, as prices improved in both the U.S. and Canada.

Asphalt and paving revenues totaled $144.3 million in the quarter, down 8.2 percent from last year. The decline primarily occurred in the western U.S. due to continued weakness in the Colorado market. Asphalt and paving operations broke even for the quarter, while in 2002, they earned $8.5 million. In the western U.S., approximately $6 million of operating losses were incurred in the company’s portable highway paving business, which has been doing business in New Mexico, Arizona and Utah. A decision has been made to exit these markets and the remaining contracts are expected to be completed shortly, with no further significant losses. In addition, in the western U.S., margins in the Colorado paving operations have deteriorated in 2003 due to competitive conditions in the marketplace.

Cement and Cement-Related Products

Operating income during the second quarter from cement and cement-related product operations, excluding Lafarge Florida Inc., was up 9.1 percent to $104.4 million from $95.7 million in 2002. The results reflect lower manufacturing costs as well as the favorable effect of the stronger Canadian dollar.

Net sales were $326.0 million, an increase of 1.3 percent compared to 2002. Excluding the favorable impact of the exchange rate, revenues were down 1.6 percent from the same period last year. Total cement sales volumes during the quarter, including Lafarge Florida Inc., decreased 1.0 percent overall compared to last year. U.S. volumes were down 3.0 percent to 2.9 million tons with weather impacting many of our markets in the second quarter, while higher volumes in Ontario and western Canada contributed to a 5.9 percent increase in Canadian shipments of 928 thousand tons. Price increases implemented throughout Canada during the first quarter have held and the average Canadian cement selling price was up 2.6 percent in the quarter, in local currency. In the U.S., overall pricing was down 1.7 percent in the quarter.

Lower manufacturing cost, including the favorable impact of the new Kansas City, Missouri cement plant contributed $6.7 million to the quarterly earnings improvement. Quarterly profits were also favorably impacted by lower imports on the Mississippi River and the absence of costs related to a labor impasse at the Bath, Ontario plant during 2002. The strengthening of the Canadian dollar contributed approximately $3.2 million to second quarter cement earnings. Partially offsetting these earnings improvements were higher pension expenses, slightly lower U.S. prices and volumes, and an increase in variable costs. Fuel cost savings associated with the Exshaw, Alberta plant’s conversion to coal were offset by higher electricity costs in many of our plants, lower revenues from waste fuels at our Fredonia, Kansas plant and fuel surcharges incurred in our terminal distribution network.

We expect to record two significant gains during the second half of the year. The sale of Lafarge Florida Inc. closed on August 12, 2003. A pretax gain of approximately $90 million is expected to be recorded in connection with this divestiture. In addition, early in July 2003, we reached an agreement with the City of Detroit, Michigan on the sale in lieu of condemnation of one of our cement terminals, and will record a pretax gain of approximately $30 million during the third quarter in connection with this transaction. In total, we expect to record $120 to $125 million in pretax gains in the third quarter as a result of these two transactions.

Gypsum

The gypsum segment posted a $3.3 million operating loss on net sales of $60.3 million for the quarter compared with a loss of $2.4 million on net sales of $62.5 million in the second quarter 2002. The increased loss was primarily due to lower sales volumes and higher energy costs. Drywall shipments during the period were 502 million square feet (msf), 3.8 percent lower compared to last year, as an unusually wet spring delayed the start of residential construction in most eastern markets. However, shipments during June 2003 exceeded those made during June 2002, and the quarterly operating performance of the gypsum segment improved considerably over the first quarter of this year, when a loss of $5.4 million was incurred. Volumes are expected to steadily increase as demand for residential gypsum wallboard products regains momentum during the second half of the year.

Although down slightly from $97.80 per msf last year, the average mill net price of $95.30 per msf during the second quarter was an improvement over the $92 per msf price in the first quarter 2003. Prices during June increased to an average of $97.50 per msf and we have announced a 10 percent gypsum drywall price increase to be implemented in mid-August. Savings from the idling of our Wilmington, Delaware plant were on target in the quarter at approximately $2.5 million, however, the higher natural gas costs partially offset these savings.

Selling and Administrative

Selling and administrative expenses of $86.8 million increased $5.5 million from 2002, and as a percentage of net sales increased from 9.4 percent in 2002 to 10.1 percent in 2003. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $1.7 million. The remaining increase was mainly due to higher pension expenses and annual salary increases as well as programs to increase management bench strength and improve shared services across our operations, partially offset by the absence of expenses incurred in 2002 related to the reorganization of our cement business.

Income from Managed Assets

During the three months ended June 30, 2003 and June 30, 2002, we realized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $51.5 million in 2003, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and related costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net amounted to an expense of $9.0 million in 2003 compared to income of $26.9 million in 2002. In 2003 we incurred $7.8 million of foreign exchange and divestment losses while in 2002, we recorded $31.5 million of divestment gains in the second quarter.

Interest Expense, Net

Net interest expense of $14.0 million was $1.4 million higher than the prior year. The favorable impact of lower interest rates and lower debt levels was more than offset by a $3.6 million foreign currency loss on US dollar investments in Canada, and the impact of a $0.7 million reduction from 2002 in capitalized interest (none capitalized in 2003).

Income Taxes

For the three months ended June 30, 2003 and June 30, 2002, we recorded an income tax expense of $40.3 million and $55.7 million, respectively. Our effective income tax rate was 36.3 percent in 2003 and 34.8 percent in 2002. The higher effective income tax rate resulted from an increase in Canada due to an increased proportion of income in higher tax rate provinces in 2003. In addition, we benefited from lower tax rates on divestment gains in 2002.

Six Months Ended June 30, 2003

During the six months ended June 30, 2003, we incurred a net loss of $13.2 million, or $0.18 per share diluted, compared with net income of $53.7 million, or $0.72 per share diluted for the same period last year. Excluding divestment gains primarily from the sale of certain of our concrete product businesses, net income for the first half of 2002 was $31.0 million, or $0.42 per share diluted. The 2003 results primarily reflect losses in our construction materials businesses and lower volumes in cement and gypsum caused by unfavorable weather conditions and economic weakness in some markets. We had lower volumes in all of our product lines as many of our markets suffered from extended winter conditions, wet spring weather and in some markets we experienced softer demand. The negative volume impact in the U.S. was offset somewhat by an increase in project and residential work in Canada. In addition, overall pension and other post-retirement costs increased by $12.2 million, and in 2002 a favorable $5.9 million impact was recorded related to the reversal of the 2001 natural gas derivative mark to market provision. The stronger Canadian dollar negatively impacted corporate interest expenses by $6.6 million.

Net income from discontinued operations at Lafarge Florida Inc. during the six-month period was $6.9 million, or $0.09 per share diluted, compared with net income of $6.0 million, or $0.08 per share diluted in 2002.

Consolidated net sales for the first half 2003 were $1,273.4 million, down 1.7 percent from the first half 2002. Excluding the favorable impact of the Canadian dollar, net sales were down 4.7 percent from last year. U.S. net sales decreased 9.5 percent to $772.4 million compared to $853.5 million in 2002, while Canadian net sales increased by 4.6 percent in local currency.

Construction Materials

Our construction materials operations reported an operating loss of $15.3 million, compared to operating income of $18.6 million last year, while net sales of $747.9 million were 1.2 percent lower than 2002 (5.3 percent lower excluding the Canadian currency impact). Lower volumes, due primarily to weather and lower demand in some markets, higher energy and pension costs and losses incurred in the western U.S. portable highway paving business were the primary factors contributing to the deterioration in operating results.

Construction aggregates recorded an operating income of $15.1 million, $12.5 million lower than last year due to lower volumes and higher production costs, partially offset by increased selling prices. Shipments of construction aggregates declined 3.6 percent to 44.1 million tons compared with last year as a result of weaker volumes in mid-Atlantic U.S. and eastern Canada due to poor weather, the absence of two major highway projects in Alberta, Canada and the timing of U.S. west coast contract shipments. Overall average selling prices of construction aggregates were equal to 2002 as higher prices in the U.S. and eastern Canada were offset by lower prices, due to product mix, in western Canada. Unit production costs increased due to rising fuel and energy costs, higher maintenance expense and the negative impact of lower production levels on fixed cost absorption.

Ready-mix concrete recorded $1.1 million of operating income, $7.8 million lower than last year. Lower volumes and higher production and delivery costs were partially offset by a 1.7 percent improvement in selling price due in part to a higher proportion of value added products. Shipments were 4.7 million cubic yards, 3.0 percent lower than last year. Volumes were up 8.3 percent in Canada as a result of the stronger economy which specifically improved our performance in the Vancouver, British Columbia market and spurred project work in the energy and mineral/mining sector. However, this was offset by a 13.9 percent decline in the U.S. as a result of harsher winter conditions in the first quarter, heavy spring rainfall in the eastern U.S., and difficult economic conditions in the western U.S.

Asphalt and paving recorded a $26.8 million operating loss, $10.4 million more than previous year. Revenues were $179.2 million, 7.5 percent lower than last year. Canadian revenues were up 4.6 percent but U.S. revenues were 19.6 percent lower than last year due to wet weather in the east and difficult economic conditions in the west.

Cement and Cement-Related Products

Operating income from our cement business was $74.0 million, $13.6 million lower than last year. Net sales of $474.8 million decreased by 0.2 percent from $475.7 million in 2002. Excluding the impact of the stronger Canadian dollar, net sales were down 2.6 percent. The 2003 results were impacted by lower volumes of cement and fly-ash and higher pension costs, partially offset by better prices and lower fixed costs.

Cement shipments of 5.8 million tons were down 3.0 percent, with a 6.4 percent reduction in the U.S., partially offset by an 8.6 percent increase in sales volumes in Canada. The volume shortfall in the U.S. is attributed largely to poor weather in the first quarter of 2003, the late start to the construction season, particularly in the Great Lakes area, and a softening market in some of the Mississippi River markets. Canadian markets continued to show resiliency, as a result of the stronger economic conditions.

Average terminal net price (average selling price per ton less freight to customers) increased slightly by 0.4 percent in the first half of 2003 compared to last year. Price increases implemented in the Canadian markets during the first quarter have held and average Canadian cement selling prices were up 3.8 percent year to date, in local currency. In the U.S., the planned April price increase has met with limited success and overall pricing was down 0.9 percent for the first half.

Fixed costs were lower than last year primarily due to the improvement in costs at the new Kansas City, Missouri plant.

Gypsum

The operating loss from our gypsum business totaled $8.7 million on net sales of $117.5 million, compared to an operating loss of $4.8 million on net sales of $120.8 million in 2002. This increased loss was due to lower volumes and prices and considerably higher energy costs. Extremely cold weather in the northeast resulted in average gas prices increasing approximately $1.50/mmbtu (million btu) higher compared to the same period in 2002. Total drywall sales volumes for the first half dropped 4.6 percent from 2002, reaching a level of 990 million square feet as construction in the northeast was delayed by poor winter and spring weather. Production volumes from our two newer plants in Kentucky and Florida now account for 70 percent of total production compared to 58 percent last year.

Average selling prices for the first half of 2003 were $93.70 per thousand square feet (msf), $1.00 lower than last year’s level. Following two price increases in March and May, net prices have risen but fuel surcharges on freight reduced absolute mill net for the period. The year over year decline in volumes and prices, combined with a sharp increase in the cost of natural gas, higher hourly labor costs and increased pension expenses more than offset the cost savings associated with the idling of the Wilmington, Delaware plant in the first six months.

Selling and Administrative

Selling and administrative expenses of $168.8 million increased $14.3 million from 2002, and as a percentage of net sales increased from 11.9 percent in 2002 to 13.3 percent in 2003. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $8.5 million. The remaining increase was mainly due to higher pension expenses and annual salary increases as well as programs to increase management bench strength and improve shared services across our operations.

Income from Managed Assets

During the six months ended June 30, 2003 and June 30, 2002, we realized $6.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $101.6 million in 2003, which included pro-rata billings for the annual management fee ($6.0 million), direct payroll, pension and related costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net amounted to an expense of $14.6 million in 2003 compared to income of $29.9 million in 2002. The increased net expense is mainly due to lower divestment gains ($36.5 million) and the absence of the favorable $5.9 million impact in 2002 related to the reversal of the 2001 natural gas derivative mark to market provision. In 2003 foreign exchange losses of $6.6 million were incurred on certain intercompany transactions.

Interest Expense, Net

Net interest expense of $27.0 million was $4.8 million higher than the prior year. The favorable impact of lower interest rates and lower debt levels was more than offset by a $6.7 million foreign currency loss on U.S. dollar investments in Canada and the impact of a $3.5 million reduction from 2002 in capitalized interest (none capitalized in 2003).

Income Taxes

For the six months ended June 30, 2003, we recorded an income tax benefit of $6.9 million compared to an income tax expense of $26.8 million in 2002.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. Most of our asset retirement obligations are incurred as reclamation liabilities related to its mining process. Previously, we accrued for reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million, as of the effective date of January 1, 2003.

Twelve Months Ended June 30, 2003

For the twelve months ended June 30, 2003, we reported net income of $201.5 million or $2.74 per share diluted. This is $65.6 million lower than the $267.1 million or $3.63 per share diluted earned in the twelve months ended June 30, 2002. Excluding divestment gains, primarily from the sale of certain of our concrete product businesses, net income for the twelve months ended June 30, 2002 was $231.5 million, or $3.14 per share diluted. The decline in results primarily reflects lower volumes in our operations as a result of three consecutive quarters of unfavorable weather conditions and economic weakness in some markets, partially offset by improved performance of our gypsum division. The results for 2003 also reflect a $26 million pre-tax charge related to the idling of our gypsum drywall plant in Wilmington, Delaware in November 2002 and increased pension and other post-retirement expenses of approximately $15.6 million, offset by the absence of $10.4 million goodwill amortization.

Net income from discontinued operations at Lafarge Florida Inc. during the twelve-month period was $12.6 million, or $0.17 per share diluted, compared with net income of $11.9 million, or $0.16 per share diluted in 2002.

Net sales of $3,138.2 million in 2003 decreased 1.9 percent compared to last year, primarily due to lower sales in our construction materials business, partially offset by improved sales from our gypsum operations. U.S. net sales decreased 5.7 percent to $1,854.3 million from $1,965.6 million in 2002, while Canadian net sales increased 4.2 percent to $1,283.9 million, helped by the strengthening of the Canadian dollar.

Construction Materials

Our construction materials operations earned $162.9 million, $65.3 million lower than the $228.2 million in 2002, as net sales decreased 3.3 percent to $1,933.7 million. Asphalt and paving operations and aggregates accounted for $28.4 million and $14.3 million of the earnings decline, respectively, while the absence of profits from recent divestments accounted for another $4.9 million. While volumes generally declined, especially for asphalt and paving, average selling prices were generally higher as a result of market price increases and our greater focus on sales of higher value added products.

Aggregates recorded operating profits of $109.1 million for 2003, $14.3 million lower than last year. A 3.5 percent volume decline was partially offset by higher average selling prices, which improved 1.2 percent in the U.S. and 3.2 percent in Canada. U.S. operating income was below last year primarily due to weaker economic conditions in the Great Lakes and severe winter and spring weather in the mid-Atlantic area. Canadian operations recorded higher operating income than 2002 due to the continued strength of the economy, supporting strong housing and project works.

Ready-mix concrete profits declined by $9.9 million to $33.1 million in 2003 as volumes decreased 2.5 percent over last year. This decline occurred primarily in the eastern U.S. due to poor weather in Maryland and weaker economic conditions in western New York; and in the western U.S. where weak market conditions in Colorado and Missouri resulted in lower volumes and reduced margins. In addition, results were negatively impacted by lower selling prices in Toronto due to competitive activity and lower commercial construction.

Asphalt and paving operating profits declined $28.4 million to $27.8 million in 2003. Margins deteriorated in Canada and the U.S. due to a 17.7 percent decrease in revenues as well as our exit from portable highway paving operations in some western states. Activity in Canada was impacted by a civil servants strike in Ontario in 2002, which slowed construction activity and significantly delayed paving projects during 2002. Overall, Canadian market demand and prices are expected to remain stronger than those in the U.S. Paving construction activity in Ontario is expected to continue its recovery from 2002 levels, and orders going into the second half of 2003 are significantly higher than at the same time last year.

Cement and Cement-Related Products

Earnings from our continuing cement and cement-related products operations totaled $277.5 million, $17.3 million lower than 2002, as net sales decreased $7.9 million to $1,126.4 million. The drop in operating income was primarily due to lower shipments, partially offset by improved prices, lower fuel costs resulting from the conversion of the Exshaw, Alberta plant to coal and the successful start-up of our new plant near Kansas City, Missouri.

Overall sales volumes declined by 4.5 percent as gains in Canada were offset by a 6.6 percent decline in the U.S. where a series of winter storms and record rainfall in the spring hampered construction activity in the Great Lakes and eastern U.S. markets. In Canada, sales volumes increased 2.8 percent predominantly in the west, where we have our largest market share, due in part to stronger mining and oil field activity. Average selling prices increased slightly in the U.S. and 4.6 percent in Canada, in local currency, reflecting the impact of price increases implemented in the year as well as favorable product mix.

Gypsum

Our gypsum operations incurred an operating loss of $20.2 million, $11.9 million better than last year. Net sales of $229.4 million increased 12.5 percent. The improvement in operating results was due to a combination of strong volume growth, higher selling prices and improved operating efficiency, despite the spike in energy costs in the first quarter of 2003 due to extreme cold weather. Sales volumes increased 3.2 percent, including production from the Newark, New Jersey facility (acquired in February 2002). Average drywall selling price increased by 19.2 percent due to several market price increases, including the last increase in May 2003. The company has announced a further price increase to be implemented in mid-August. The 2003 operating loss of $20.2 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant in November 2002.

Selling and Administrative

Selling and administrative expenses of $342.8 million were $30.6 million higher than in 2002 and as a percentage of net sales, increased from 9.8 percent last year to 10.9 percent in 2003. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $24.9 million. The remaining increase resulted primarily from annual salary increases and higher pension expense, as well as programs to increase management bench strength and improve shared services across our operations.

Income from Managed Assets

For the twelve months ended June 30, 2003, we realized a fee of $12 million, compared to $11.6 million in 2002 related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $193.0 million in 2003, which included pro-rata billings for the annual management fee ($12.0 million), direct payroll, pension and related costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net was an expense of $46.9 million in 2003 compared to $34.4 million of income in 2002. The main driver was a $61.6 million decrease in divestment gains related to the disposals of our ready-mix operations in Wisconsin, our joint venture interest in Centennial Concrete Pipe and Products in 2001 and our Paving and Pressure Pipe businesses in 2002. Also contributing to the increase was the $26 million provision for the idling of the gypsum drywall plant in Wilmington, Delaware, and a foreign exchange loss primarily on certain intercompany transactions of $6.4 million. These negative factors were partly offset by the reversal effect of the 2001 natural gas derivative mark to market provision of $4.4 million.

Interest Expense, Net

Net interest expense of $47.5 million for the twelve months ended June 30, 2003 was $2.4 million higher than prior year. The favorable impact of lower interest rates and lower debt levels was more than offset by a $6.4 million foreign currency loss on U.S. dollar investments in Canada and the impact of a $9.1 million reduction from 2002 in capitalized interest ($0.7 million capitalized in 2003).

Income Taxes

For the twelve months ended June 30, 2003 and June 30, 2002, we recorded income tax expense of $59.4 million and $145.4 million, respectively. The 2003 income tax expense includes $28 million in non-recurring tax benefits in the fourth quarter of 2002 arising from a reversal of a $23 million U.S. deferred tax valuation allowance and a favorable one-time tax adjustment totaling $5 million reflecting the final settlement of various issues with both U.S. and Canadian tax authorities. Excluding these one-time tax benefits, the effective tax rate for the twelve months was approximately 34.7 percent, compared to 36.3 percent for 2002.

Liquidity and Capital Resources

In March 2001, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2003, we had $300 million of commercial paper outstanding under the agreements. These borrowings are backed by a $300 million, syndicated, committed 364-day revolver which expires in April 2004.

We also have a syndicated, committed revolving credit facility totaling $300 million extending through April 2007. At June 30, 2003, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.11 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At June 30, 2003, the company was in compliance with these requirements.

During 2000, we entered into a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of June 30, 2003 and 2002 and December 31, 2002 totaled $158.2 million, $200.0 million and $143.4 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

Net cash of $173.9 million was used in operating activities in the first six months of 2003 compared with $93.2 million during the same period in 2002. The increase in cash used by operations was primarily due to a net loss recorded for the first six months compared to a profit in 2002 as well as a higher increase in working capital in 2003. The higher increase in net working capital in 2003 was primarily due to lower sales of receivables under the accounts receivable securitization facility and a reduction in income taxes payable due to lower taxable earnings and required installment payments on estimated taxes due for the current year. For the six months ended June 30, 2003, net cash for investing activities amounted to $59.4 million, $153.7 million lower than the same period last year primarily due to lower capital expenditures for our Kansas City, Missouri cement plant, fuel flexibility project in Exshaw, Alberta and South Chicago slag facilities, the 2002 acquisition of the gypsum drywall plant in Newark, New Jersey, and lower purchases of short-term investments in 2003. In the first six months of 2003, net cash provided by financing activities was $217.7 million, a $102.3 million increase from last year due in part to a net increase in short-term and long-term borrowings of $127.0 million and a decrease in proceeds from the issuance of equity securities ($25.9 million). Included in the increase of long-term borrowings is the issuance of an Industrial Revenue Bond of $47 million, related to our new Kansas City, Missouri plant, with a maturity of 34 years and an interest rate of 5.65 percent.

During the first six months of 2003, the most significant uses of cash were a seasonal increase in net operating working capital of $269.6 million and capital expenditures of $43.9 million. The most significant source of funds was a net increase in short-term and long-term borrowings of $237.6 million. This compares with a net increase in operating working capital of $210.4 million, capital expenditures of $122.5 million, purchases of short-term investments of $124.8 million, a net increase in short-term and long-term borrowings of $110.6 million and proceeds from property, plant and equipment dispositions of $61.5 million during the first six months of 2002.

Net cash provided by operating activities for the twelve months ended June 30, 2003 decreased by $105.8 million over the same period in 2002 due to increases in net operating working capital and lower net income offset by the impact of the gain on sale of assets and higher other non-cash charges (mainly related to the idling of the Wilmington plant). Net cash used for investing activities of $34.9 decreased from $373.1 due to a decrease in capital expenditures and acquisitions and the change in short-term investments, partially offset by a decrease in proceeds from property, plant and equipment dispositions. Capital expenditures decreased $123.6 million largely because ongoing development projects, such as the construction of the Palatka, Florida gypsum drywall plant and the Sugar Creek, Missouri plant, were completed in 2001 and early 2002. During the twelve months ended June 30, 2003, net cash provided by financing activities totaled $16.5 million, compared to net cash used by financing activities of $116.0 million in the 2002 period. The $132.5 million increase was mainly due to a decrease in net short-term and long-term borrowings offset somewhat by a decrease in common stock issued under employee stock option plans

On July 31, 2003, the Board of Directors declared an increase of quarterly cash dividends from fifteen cents per share to twenty cents per share. The amount of the increase reflects confidence in our long-term prospects, the length of time since the last increase and the recent reduction on the federal tax rate on dividends.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports that we file with the SEC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 15 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer required by Section
302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Section
302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer required by Section
906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer required by Section
906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On May 7, 2003, we filed a Form 8-K dated May 6, 2003 in which we announced our earnings for the fiscal quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC

Date: August 14, 2003	By:	/s/LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President
and Chief Financial Officer