Form 10-Q
period 2003-09-30
LAFARGE NORTH AMERICA INC
filed 2003-11-14
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 69,135,921 shares of our Common Stock and 4,292,017 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of October 31, 2003, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2003

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net Sales	$1,162,594	$1,076,179	$2,436,024	$2,371,551

Costs, expenses and other income:
Cost of goods sold	825,136	764,178	1,914,408	1,839,623
Selling and administrative	87,468	86,238	256,301	240,733
Income from managed assets:
Management fees and cost reimbursement	(50,948)	(45,944)	(152,575)	(145,392)
Direct and allocated costs and expenses	47,948	42,944	143,575	136,392
Other (income) expense, net	(22,527)	3,470	(7,960)	(26,443)
Minority interests	1,660	1,621	5,244	6,317
Interest expense	15,570	13,185	45,855	38,579
Interest (income)	(2,355)	(3,832)	(5,637)	(7,066)

Total costs, expenses and other income	901,952	861,860	2,199,211	2,082,743

Earnings from continuing operations before income taxes	260,642	214,319	236,813	288,808
Income tax expense	(94,472)	(74,226)	(87,526)	(101,074)

Earnings from continuing operations	166,170	140,093	149,287	187,734
Income from discontinued operations, net of tax (Note 14)	59,148	2,762	66,092	8,811
Cumulative effect of change in accounting principle, net of tax	—	—	(3,214)	—

Net Income	$225,318	$142,855	$212,165	$196,545

Net income per share from continuing operations — basic	$2.26	$1.92	$2.04	$2.58
Per share effect of discontinued operations — basic	0.81	0.04	0.90	0.12
Per share cumulative effect of change in accounting principle — basic	—	—	(0.04)	—

Net Income Per Share — Basic	$3.07	$1.96	$2.90	$2.70

Net income per share from continuing operations — diluted	$2.24	$1.90	$2.02	$2.54
Per share effect of discontinued operations — diluted	0.80	0.04	0.90	0.12
Per share cumulative effect of change in accounting principle — diluted	—	—	(0.04)	—

Net Income Per Share — Diluted	$3.04	$1.94	$2.88	$2.66

Dividends Per Share	$0.20	$0.15	$0.50	$0.45

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30	September 30	December 31
	2003	2002	2002
	(unaudited)	(unaudited)	(audited)

Assets
Cash and cash equivalents	$427,991	$227,764	$351,110
Short-term investments	2,995	9,818	22,260
Receivables, net	723,591	597,317	387,146
Due from affiliates	56,073	26,487	48,662
Inventories	371,330	359,029	365,889
Deferred tax assets	43,371	54,431	42,369
Other current assets	48,368	44,478	34,472
Net current assets of discontinued operations	—	6,588	6,732

Total current assets	1,673,719	1,325,912	1,258,640
Property, plant and equipment (less accumulated depreciation and depletion of $1,971,906, $1,539,966 and $1,757,916)	2,281,013	2,205,071	2,221,650
Goodwill, net	495,510	486,763	471,495
Other assets	267,311	267,686	267,724
Net noncurrent assets of discontinued operations	—	15,085	14,719

Total Assets	$4,717,553	$4,300,517	$4,234,228

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$533,419	$490,217	$498,144
Income taxes payable	66,309	81,051	22,139
Short-term borrowings and current portion of long-term debt	15,863	213,649	136,120
Current liabilities of discontinued operations	—	4,202	4,338

Total current liabilities	615,591	789,119	660,741
Long-term debt	717,851	673,112	671,048
Deferred income taxes	163,220	224,148	124,633
Minority interests	130,289	110,301	111,516
Other long-term liabilities	544,190	310,269	506,639

Total Liabilities	2,171,141	2,106,949	2,074,577

Common stock ($1.00 par value; authorized 150.0 million shares; issued 69.1, 68.8 and 68.9 million shares, respectively)	69,120	68,832	68,885
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.3, 4.2 and 4.1 million shares, respectively)	32,548	32,424	32,362
Additional paid-in-capital	727,517	713,743	719,631
Retained earnings	1,828,054	1,591,664	1,652,477
Accumulated other comprehensive loss:
Foreign currency translation	14,333	(200,119)	(188,956)
Minimum pension liability	(126,088)	(13,213)	(126,088)
Derivative adjustment	928	237	1,340

Total Shareholders’ Equity	2,546,412	2,193,568	2,159,651

Total Liabilities and Shareholders’ Equity	$4,717,553	$4,300,517	$4,234,228

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months
	Ended September 30

	2003	2002

Cash Flows from Operations
Net income	$212,165	$196,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	140,583	135,804
Cumulative effect of change in accounting principle, net of tax	3,214	—
Provision for bad debts	1,405	(3,093)
Deferred income taxes	28,891	9,060
Gain on sale of assets	(120,538)	(35,844)
Other noncash charges and (credits), net	17,091	9,773
Net change in operating working capital	(246,914)	(172,523)

Net Cash Provided by Operating Activities	35,897	139,722

Cash Flows from Investing
Capital expenditures	(86,028)	(172,444)
Acquisitions, net of cash acquired	(15,420)	(27,454)
Redemptions of short-term investments, net	19,265	13,446
Proceeds from property, plant and equipment dispositions	53,594	72,225
Proceeds received from sale of discontinued operations	123,891	—
Other	(3,568)	3,380

Net Cash Provided by (Used for) Investing Activities	91,734	(110,847)

Cash Flows from Financing
Net increase (decrease) in short-term and long-term borrowings (includes current portion)	(74,059)	1,698
Issuance of equity securities	5,426	23,576
Repurchase of common stock	(867)	—
Dividends, net of reinvestments	(32,865)	(29,273)

Net Cash Consumed by Financing Activities	(102,365)	(3,999)

Effect of exchange rate changes	51,615	442

Net Increase in Cash and Cash Equivalents	76,881	25,318
Cash and Cash Equivalents at the Beginning of the Period	351,110	202,446

Cash and Cash Equivalents at the End of the Period	$427,991	$227,764

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries (“Lafarge” or the “company”), is the United States’ and Canada’s largest diversified supplier of construction materials such as cement and cement-related products, aggregates, ready-mixed concrete and concrete products, asphalt and gypsum drywall. We also provide road paving and construction services. Lafarge materials are used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 13.

We have approximately 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 53 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented and all of the adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform to the 2003 presentation.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements would be as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net Income
As reported	$225,318	$142,855	$212,165	$196,545
Deduct fair value of stock-based employee compensation, net of tax	(1,859)	(1,860)	(5,514)	(5,618)

Pro Forma	$223,459	$140,995	$206,651	$190,927

Basic Net Income Per Share
As reported	$3.07	$1.96	$2.90	$2.70
Pro forma	$3.05	$1.93	$2.82	$2.62
Diluted Net Income Per Share
As reported	$3.04	$1.94	$2.88	$2.66
Pro forma	$3.01	$1.92	$2.80	$2.58

In addition to the impact above, compensation expense related to options granted to employees working in former Blue Circle operations would be $105,000 and $315,000 for the three and nine months ended September 30, 2003 and $59,000 and $177,000 for the three and nine months ended September 30, 2002. These amounts would be reported in “Income from managed assets” on the Condensed Consolidated Statements of Income as both a cost and cost reimbursement (i.e. with no impact on net income and per share amounts), as such expenses are fully reimbursable under the management agreement with Lafarge S.A.

The SFAS No. 123 method of accounting does not apply to options granted before January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

5.	The change in the carrying value of goodwill, net for the nine months ended September 30, 2003, is as follows (in thousands):

		Cement and
	Construction	Cement-Related		Corporate and
	Materials Segment	Products Segment	Gypsum Segment	Unallocated	Total

Balance at January 1, 2003	$452,507	$12,337	$19,454	$(12,803)	$471,495
Goodwill acquired	7,522	—	—	—	7,522
Purchase accounting adjustments	210	—	—	—	210
Foreign currency translation adjustment	15,683	10	288	302	16,283

Balance at September 30, 2003	$475,922	$12,347	$19,742	$(12,501)	$495,510

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

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We received proceeds from the sale of trade receivables totaling $436.9 million and $600.0 million for the three months ended September 30, 2003 and 2002, respectively, and $1,173.1 million and $1,374.1 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002 and at December 31, 2002, we administered $153.2 million, $200.0 million and $143.4 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income (Loss) and amounted to $0.6 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $139.7 million, $93.5 million and $54.6 million at September 30, 2003 and 2002 and at December 31, 2002, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

7.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At September 30, 2003 and 2002 and at December 31, 2002, our inventories from continuing operations consisted of the following (in thousands):

	September 30
			December 31
	2003	2002	2002

Finished products	$189,666	$194,701	$199,026
Work in process	29,622	25,255	28,960
Raw materials and fuel	82,026	66,970	68,471
Maintenance and operating supplies	70,016	72,103	69,432

Total inventories from continuing operations	$371,330	$359,029	$365,889

8.	In April 2003, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2003, we had $10 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.60 percent and maturity date of 1 day. The agreements, which expire on April 17, 2004, require the maintenance of certain financial ratios, among other restrictions. At September 30, 2003, the company was in compliance with these requirements.

9.	Cash paid for interest and income taxes is as follows (in thousands):

	Nine Months
	Ended September 30

	2003	2002

Interest (net of amounts capitalized)	$34,822	$28,029
Income taxes (net of refunds)	$57,030	$49,971

10.	Net income per share from continuing operations for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Basic Calculation
Earnings from continuing operations	$166,170	$140,093	$149,287	$187,734

Weighted average number of shares outstanding	73,352	73,016	73,235	72,736

Basic net income per share from continuing operations	$2.26	$1.92	$2.04	$2.58

Diluted Calculation
Earnings from continuing operations assuming dilution	$166,170	$140,093	$149,287	$187,734

Weighted average number of shares outstanding	73,352	73,016	73,235	72,736
Net effect of the dilutive stock options based on the treasury stock method	396	270	272	523
Net effect of dilutive stock warrant based on the treasury stock method	387	278	215	657

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	74,135	73,564	73,722	73,916

Diluted net income per share from continuing operations	$2.24	$1.90	$2.02	$2.54

Basic net income per common equity share was computed by dividing net income from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income per common equity share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.

11.	Comprehensive income consists of the following (in thousands):

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net income	$225,318	$142,855	$212,165	$196,545
Foreign currency translation adjustments	13,012	(52,988)	203,290	2,489
Minimum pension liability adjustment, net of income taxes	—	—	—	—
Change in fair value of derivative instruments, net of income taxes	(697)	853	(411)	237

Comprehensive income	$237,633	$90,720	$415,044	$199,271

12.	Effective January 1, 2003, the company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. Most of Lafarge North America’s asset retirement obligations are incurred as reclamation liabilities related to its mining process.

Previously, the company accrued for reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million.

The analysis of asset retirement obligations for the nine months ended September 30, 2003 is as follows (in millions):

Balance at January 1, 2003	$25.7
Accretion expense	1.4
New obligations incurred	1.3
Payments	—
Currency exchange rate impact	2.3

Balance at September 30, 2003	$30.7

Pro-forma effects for the periods presented, assuming adoption of SFAS No. 143 retroactively, were not material to net income or per-share amounts.

13.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, foreign exchange gains and losses, minority interests, interest and income taxes ) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Cement-Related Products, and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net sales of continuing operations:
Construction materials
Revenues from external customers	$737.9	$678.0	$1,483.9	$1,433.1
Intersegment revenues	1.5	1.3	3.4	3.4
Cement and cement related products
Revenues from external customers	357.1	340.1	767.0	759.6
Intersegment revenues	56.9	46.4	121.8	102.6
Gypsum
Revenues from external customers	67.6	58.1	185.1	178.9
Eliminations	(58.4)	(47.7)	(125.2)	(106.0)

Total net sales of continuing operations	$1,162.6	$1,076.2	$2,436.0	$2,371.6

Income from continuing operations:
Construction materials (a)	$126.2	$118.2	$110.8	$136.8
Cement and cement-related products (a)	138.0	135.2	211.9	222.7
Gypsum (a)	0.6	(5.8)	(8.1)	(10.6)
Corporate and other	10.7	(22.3)	(32.4)	(22.3)

Total income from continuing operations	275.5	225.3	282.2	326.6
Minority interests	(1.7)	(1.6)	(5.2)	(6.3)
Interest expense, net	(13.2)	(9.4)	(40.2)	(31.5)

Earnings from continuing operations before income taxes	$260.6	$214.3	$236.8	$288.8

(a)	Excludes other postretirement benefit expense for retirees, foreign exchange gains and losses, minority interests, interest and income taxes.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net sales from continuing operations:
United States	$641.6	$636.0	$1,414.0	$1,489.5
Canada	521.0	440.2	1,022.0	882.1

Total net sales from continuing operations	$1,162.6	$1,076.2	$2,436.0	$2,371.6

Income from continuing operations:
United States	$148.5	$115.9	$152.7	$187.2
Canada	127.0	109.4	129.5	139.4

Total income from operations	275.5	225.3	282.2	326.6
Minority interests	(1.7)	(1.6)	(5.2)	(6.3)
Interest expense, net	(13.2)	(9.4)	(40.2)	(31.5)

Earnings from continuing operations before income taxes	$260.6	$214.3	$236.8	$288.8

Assets by operating segment consist of the following (in millions):

	September 30
			December 31
	2003	2002	2002

Construction materials	$2,154.8	$2,041.9	$1,872.4
Cement and cement related-products	1,442.1	1,282.9	1,310.7
Gypsum	319.7	327.6	310.4
Corporate and unallocated	801.0	626.4	717.5
Discontinued operations	—	21.7	23.2

Total assets	$4,717.6	$4,300.5	$4,234.2

14.	On May 6, 2003 the company’s Board of Directors authorized management to sell its wholly-owned cement subsidiary Lafarge Florida Inc. On July 3, 2003, the company agreed to sell Lafarge Florida Inc. to Florida Rock Industries, Inc. The sale closed on August 12, 2003. Sale proceeds of $124 million were received and recorded in the third quarter of 2003 and are still subject to certain adjustments for changes in agreed-upon working capital. A pretax gain of approximately $93 million was recorded in the third quarter in connection with this divestiture.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the company has reclassified the assets and liabilities of Lafarge Florida Inc. as assets and liabilities of discontinued operations and is reporting results from Lafarge Florida Inc. as discontinued operations for all periods presented. As the sale of Lafarge Florida Inc. closed on August 12, 2003, there are no assets and liabilities of discontinued operations as of September 30, 2003.

Included in income from discontinued operations are net sales and earnings before income tax as follows (in thousands):

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net sales	$11,447	$22,842	$60,625	$68,893
Earnings before income tax	95,429	4,565	106,036	14,563

Included in earnings before income tax are the gain related to the sale of $92.7 million in the three and nine months ended September 30, 2003 and allocated pension expenses of $35,000 and $140,000 in the three and nine months ended September 30, 2003 (with no allocation in the comparative periods, because unallocated pension expense in 2002 was close to zero). Also included are allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets to be sold.

15.	In November 2002, Lafarge idled manufacturing operations at its gypsum drywall plant in Wilmington, Delaware. The customer base continues to be served from our existing plant network. In connection with this decision, Lafarge recorded, in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, a reserve of approximately $11 million for the termination of approximately 100 hourly and salaried employees and for costs associated with exiting the lease and restoring the property. As of September 30, 2003, cash payments of approximately $4.3 million had been charged to the reserve, leaving a balance at September 30, 2003 of approximately $6.7 million.

16.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri. Dunn Industrial appears to be seeking in excess of $67 million in damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather could be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Upon further appeal by Dunn Industrial, the Missouri Supreme Court upheld the lower appellate court’s ruling and agreed that Dunn Industrial must arbitrate its claims. We believe Dunn Industrial’s claims are without merit and intend to vigorously defend the suit.

In June 2001, Lafarge Canada Inc. (“LCI”) paid Canadian $15.6 million (approximately U.S. $10 million), representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 arising from claims of building owners and other plaintiffs regarding defective concrete foundations. In December 2002, the Ontario Court of Appeal confirmed the trial court’s decision on LCI’s insurance coverage according to which LCI is entitled to be reimbursed by its insurers for most of the damages it paid to the plaintiffs, and for most of the defense expenses and third party costs it paid in the lawsuit. In August 2003, the Supreme Court of Canada dismissed the application made by certain of LCI’s excess insurers for leave to appeal the Court of Appeal’s decision. We have already expensed the amounts not payable by the insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action. We believe that any liability that LCI may incur arising from the class action (net of anticipated insurance recoveries) will not have a material adverse effect on our financial condition.

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

On October 27, 2003, we received an order of the Natural Resources and Environmental Protection Cabinet of the Commonwealth of Kentucky assessing a $250,000 penalty for certain air quality violations relating to our storage of synthetic gypsum at our drywall manufacturing plant in Silver Grove, Kentucky. The order also directed us to adopt adequate air pollution control, monitoring and record keeping measures with respect to our storage of gypsum at the plant, which we have already implemented.

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in our financial statements. As of September 30, 2003, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at September 30, 2003. However, we have concluded that the possibility of material liability in excess of the amount reported in the September 30, 2003 Condensed Consolidated Balance Sheet is remote.

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

17.	In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of FIN 45 are included in “Note 20 Commitments and Contingencies” of our 2002 financial statements, while the recognition provisions do not have an effect on the Consolidated Financial Statements.

FIN 46, “Consolidation of Variable Interest Entities”, clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were initially applicable as of July 1, 2003, but have recently been deferred. The company concluded that this Interpretation does not have an effect on the Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The company concluded that this Statement does not have an effect on the Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 became effective on July 1, 2003. The company concluded that this Statement does not have an effect on the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lafarge North America Inc., together with its subsidiaries, is the largest supplier of cement and a leading ready-mixed concrete supplier in North America (U.S. and Canada). We are also one of the top producers of construction aggregates (crushed stone, sand and gravel) and a leading manufacturer of gypsum drywall. Our core businesses are organized into three operating segments:

Construction Materials — the production and distribution of construction aggregates, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.

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

Three Months Ended September 30, 2003

During the three months ended September 30, 2003, we recorded net income of $225.3 million, or $3.04 per share diluted. These results include $78.0 million or $1.05 per share diluted, from cement-related divestment gains and discontinued operations. The results compare with third-quarter 2002 net income of $142.9 million, or $1.94 per share diluted, which included $2.8 million, or $0.04 per share diluted, from cement-related discontinued operations. Excluding the effects of divestment gains and discontinued operations, net income for the third quarter 2003 rose 5.2 percent compared to the same period last year.

All business segments reported higher operating income year-over-year. Strong demand, price gains in many product lines, continued focus on performance improvement and cost control and a strong Canadian dollar all contributed to the highest level of third quarter operating earnings from continuing operations in the company’s history. In addition, our gypsum segment recorded its first quarterly profit since the second quarter of 2000.

Net sales from continuing operations increased by 8.0 percent to $1,162.6 million from $1,076.2 million in 2002. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased 2.9 percent in the quarter. U.S. net sales increased 0.9 percent to $641.6 million compared to $636 million in 2002, while Canadian net sales increased by 5.8 percent in local currency.

The company completed the previously announced sale of its wholly owned cement subsidiary Lafarge Florida Inc. to Florida Rock Industries, Inc. in August 2003, resulting in an after tax gain of $57.8 million, or $0.78 per share diluted. The company also realized an after tax gain of $18.9 million, or $0.25 per share diluted in connection with the sale in lieu of condemnation of its cement terminal in Detroit, Michigan.

Construction Materials

Our construction materials segment reported operating income of $126.2 million, an increase of 6.8 percent, compared with income of $118.2 million during the third quarter 2002. Earnings from construction aggregates and concrete products improved significantly compared with last year, but were partially offset by lower operating profit in ready-mix concrete, asphalt and paving. Volumes improved with the start-up of projects that had been delayed earlier in the year due to poor weather as well as generally better market conditions compared with the same period last year. The favorable impact of the stronger Canadian dollar was about $6.5 million in the quarter. Offsetting the improvement related to the Canadian dollar was a $4.1 million increase in pension expense and a $2.7 million increase in energy costs, primarily diesel, electricity and natural gas. Total construction materials revenue during the quarter was $739.4 million, up 8.8 percent over last year. Excluding the favorable impact of the exchange rate, revenues were 2.2 percent higher than the same period in 2002.

Construction aggregates (crushed stone, sand and gravel) recorded an operating income of $65.5 million, $8.6 million higher than last year due to higher volumes and prices as well as the favorable impact of the stronger Canadian dollar, partially offset by increased fuel costs and higher pension expense. Shipments of construction aggregates of 40.9 million tons were 2.3 percent above last year. Volumes in the U.S. were up 8.3 percent compared with the year-ago quarter, primarily as a result of strong demand in Maryland, Missouri and New Mexico, while Colorado continued to suffer from slowing economic conditions. In the Canadian markets, sales volumes declined in most of our metropolitan markets. Average selling prices improved in all of our regions as a result of both market price increases and product or geographic mix. The general aggregates selling price increases of 2 to 3 percent implemented earlier this year have held in most markets.

Ready-mix concrete recorded $20.3 million of operating profit, a decrease of $1.2 million compared to the prior year quarter. Most of the deterioration in profit was in the Colorado market due to lower sales volumes and prices. Overall, shipments of ready mixed concrete improved 2.6 percent in the quarter to 3.6 million cubic yards. Volumes in Canada increased 7.4 percent to 2.2 million cubic yards as strong levels of project work continued in Quebec, Vancouver and Northern Alberta, while average selling prices were basically flat. However, higher raw material prices for both cement and aggregates resulted in lower margins in the quarter, particularly in eastern Canada. In the U.S., volumes declined 3.7 percent to 1.4 million cubic yards in the quarter as very strong sales in Louisiana, due in part to a large airport project in New Orleans, were more than offset by a 10.5 percent decline in sales in our Colorado and New Mexico markets, where economic conditions have not improved. In addition, average U.S. selling prices were down slightly in the quarter as a result of price deterioration in the Colorado markets.

Asphalt and paving operations registered a $39.0 million operating profit for the quarter, an improvement over the break-even level in the second quarter but below last year by $1.9 million. Sales revenues totaled $276.5 million in the quarter, up 0.7 percent from last year (down 2.1%, excluding the favorable Canadian exchange impact). Asphalt and paving volumes were down 3.4 and 14.4 percent respectively compared with the third quarter 2002. In Canada, our operating results improved from the same period last year. However, continued weak conditions in Colorado and the winding down of our remaining portable highway paving projects resulted in profits in the western markets being $3.6 million short of last year. As previously announced in July, we are exiting the portable highway paving business in a number of western states, including New Mexico and Arizona.

Cement and Cement-Related Products

Operating income during the third quarter from cement and cement-related product operations, excluding discontinued operations related to Lafarge Florida Inc., improved 2.1 percent to $138.0 million from $135.2 million in the third quarter 2002. Overall results and margins were unfavorably impacted by modestly lower production levels, a decline in the profitability of our cementitious operations due primarily to higher disposal costs in the fly ash business, increased pension expense, costs associated with an equipment failure in our Montreal plant that shut down a finish mill for most of July, and higher depreciation expense. The favorable impact of the stronger Canadian dollar, amounting to $6.1 million dollars, and a further improvement in our fixed manufacturing costs offset a large portion of these negative factors.

Net sales, excluding Lafarge Florida Inc., were $414.0 million, an increase of 7.1 percent compared with the third quarter 2002. Excluding the favorable impact of the exchange rate, revenues were up 3.6 percent from the same period last year. Total cement sales volumes during the quarter, excluding Lafarge Florida Inc., were up 3.1 percent compared with last year. Canadian volumes were up 8.9 percent to 1.2 million tons with strong shipments in western Canada, Quebec and Maritime provinces, while Ontario has softened over the past several months. In the U.S., excluding Lafarge Florida, shipments were up 1.2 percent to 3.4 million tons. While the U.S. improvement is modest, it represents a shift from the second quarter when shipments in these same markets were down 3.7 percent. Average prices increased 3.7 percent in Canada, in local currency, reflecting the price increases implemented in the first quarter of this year. In the U.S., price levels declined 1.6 percent for the quarter due to competitive activity in several markets. In Lafarge North America’s market areas, pricing is weakest in the middle to lower Mississippi River region and the Pacific Northwest.

Gypsum

The gypsum segment returned to profitability during the quarter, posting a $0.6 million operating profit compared with a loss of $5.8 million in the third quarter 2002, and a loss of $3.3 million in the second quarter 2003. Record sales volumes, higher selling prices and lower manufacturing costs contributed to the gain. Production costs per thousand square feet (msf) were down 8 percent from one year ago and 4.5 percent from the second quarter, due in part to better fixed cost absorption as a result of improved production levels and the savings related to the idling of the Wilmington plant late last year. Variable cost per msf also declined compared with both last year and the second quarter as lower gypsum and paper costs more than offset the impact of higher energy costs.

Net sales increased 16.4 percent to reach $67.6 million. Wallboard sales volumes of 558 million square feet, a quarterly record for our gypsum business, were 12 percent higher than last year mainly due to robust residential construction activity. The average mill net price of $97.15 per msf during the quarter was 2.3 percent higher than last year. General price increases were implemented during the quarter in mid-August and again at the end of September. In the month of September, our average mill net price reached $100 per msf.

Selling and Administrative

Selling and administrative expenses of $87.5 million increased $1.2 million from 2002 and, as a percentage of net sales, decreased from 8.0 percent in 2002 to 7.5 percent in 2003. Excluding the unfavorable impact of the Canadian dollar, expenses decreased by $3.2 million. The decrease was mainly due to the absence of expenses related to the reorganization of our cement and construction materials businesses in 2002, partially offset by higher pension expenses and annual salary increases.

Income from Managed Assets

During the three months ended September 30, 2003 and September 30, 2002, we realized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $50.9 million in 2003, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and related costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net amounted to income of $22.5 million in 2003 compared to an expense of $3.5 million in 2002 as a result of higher divestment gains ($32.6 million in 2003 compared to $0.9 million in 2002).

Interest Expense, Net

Net interest expense of $13.2 million was $3.9 million higher than the prior year. The increase was attributable to interest on intercompany balances with affiliates, the impact of a $1.0 million foreign currency loss on U.S. dollar investments in Canada and a $0.3 million reduction from 2002 in capitalized interest (none capitalized in 2003).

Income Taxes

For the three months ended September 30, 2003 and September 30, 2002, we recorded an income tax expense from continuing operations of $94.5 million and $74.2 million, respectively. Our effective income tax rate was 36.2 percent in 2003 and 34.6 percent in 2002. The higher effective income tax rate resulted from the higher tax rate applicable to the profit on the sale of the Detroit cement terminal this quarter.

For the Nine Months Ended September 30, 2003

For the nine months ended September 30, 2003, we recorded net income of $212.2 million, or $2.88 per share diluted, compared with net income of $196.5 million, or $2.66 per share diluted during the same period last year. These results include $83.8 million, or $1.14 per share diluted associated with divestment gains and cement-related discontinued operations. Excluding the results of divestments and discontinued operations, net income declined 20.9 percent in the first nine months compared to the same period last year. The 2003 results primarily reflect lower operating income in all our product lines due to lower volumes caused by unfavorable weather conditions in the first half of the year and economic weakness in some markets, higher energy costs and increased pension expenses partially offset by the strengthening of the Canadian currency.

Consolidated net sales for the first nine months 2003 were $2,436.0 million, up 2.7 percent from $2,371.6 million during the first nine months 2002. Excluding the favorable impact of the Canadian dollar, net sales during the first nine months declined 1.2 percent from last year.

Construction Materials

Our construction materials operations reported an operating income of $110.8 million, $26.0 million lower than last year, while net sales of $1,487.3 million were 3.5 percent higher than 2002 (1.8 percent lower excluding the Canadian currency impact). Lower volumes, due primarily to weather in the first half of the year and weak construction activity in our principal western U.S. markets, higher energy and pension costs and the company’s decision announced earlier this year to reduce the scope of its portable highway paving activities in certain western states were the primary factors contributing to the shortfall. While the stronger Canadian dollar resulted in a $4.8 million dollar improvement in earnings of the construction materials business, this favorable item was more than offset by higher pension expenses.

Construction aggregates recorded an operating income of $80.6 million, $4.0 million lower than last year due to lower volumes and higher production costs, partially offset by increased selling prices. Shipments of construction aggregates declined 0.9 percent to 85.1 million tons compared with last year. Canadian volumes were down 4.7 percent to 42.5 million tons due to lower shipments in most of our western Canadian markets as well as lower exports to U.S. west coast markets. In the U.S., volumes increased 3.3 percent to 42.5 million tons with increases in Missouri and New Mexico as well as sales from a recent acquisition in Ohio, partially offset by weaker conditions in Colorado and western New York markets. Average selling prices of construction aggregates were up 3.6 percent in Canada, in local currency, and 2.6 percent in the U.S.

Ready-mix concrete recorded $21.4 million of operating income, $9.0 million lower than last year. Most of the shortfall was in the western U.S., as it was in the third quarter. In addition, the metropolitan

Toronto market has seen difficult competitive conditions this year and profits in that market are also below last year. Shipments were 8.3 million cubic yards, 0.6 percent lower than last year. Volumes were up 7.9 percent in Canada as a result of sustained project work in the energy and mineral/mining sector, but were offset by a 10.0 percent decline in the U.S. In the eastern U.S. markets almost all of the weather related volume shortfall we experienced in the first half of this year was recovered in the third quarter. However, weak conditions in our western U.S. markets have generally not shown any improvement to date. Although average selling prices for the first nine months were up 2.7 percent in Canada, this increase has not been sufficient to cover the higher costs of raw materials. In the U.S., average selling prices were flat.

Asphalt and paving recorded a $12.2 million operating income, $12.3 million lower than the previous year. Most of the shortfall in earnings occurred in western U.S., primarily due to poor project profitability, severance payments and losses on the sale of equipment related to our decision to exit the portable highway paving business, as well as generally lower margins in the remaining paving business in the west. In Canada, asphalt and paving operating profits are marginally higher than last year for the period in spite of the decline in volumes. Revenues were $455.6 million, 2.0 percent lower than last year (down 5.1 percent excluding the favorable exchange rate impact).

Cement and Cement-Related Products

Operating income from our cement business was $211.9 million, $10.8 million lower than last year due to lower volumes in the first six months of the year, and more recently, lower average selling prices in the U.S. While the stronger Canadian dollar resulted in a $9.1 million dollar improvement in earnings of the cement operations, this favorable item was completely offset by higher pension expenses.

Net sales of $888.8 million were up 3.1 percent from last year (0.2 percent higher, excluding the favorable effect of the exchange rate). Cement shipments of 9.8 million tons were down 0.7 percent. Sales volumes were up 8.7 percent in Canada to 2.6 million tons, while in the U.S., excluding Florida, sales of 7.1 million tons were down 3.7 percent, which is generally in line with the trends in the markets we serve. Average Canadian selling prices were up 3.7 percent in local currency, as price increases implemented earlier in the year held. In the U.S., average prices declined 1.3 percent for the nine months as the planned April price increase met with limited success and some price degradation occurred due to competitive activity in several markets.

Gypsum

The operating loss from our gypsum business totaled $8.1 million on net sales of $185.1 million, compared to an operating loss of $10.6 million on net sales of $178.9 million in 2002. The reduction in the year to date loss is primarily due to the savings associated with the November 2002 idling of the Wilmington plant, which were partially offset by higher energy costs. Total drywall sales volumes for the nine months increased 0.7 percent from 2002, reaching a level of 1,548 million square feet with some recovery in the third quarter from the poor weather in the first half of the year. Production volumes from our two newer plants in Kentucky and Florida now account for 71 percent of total production compared to 60 percent last year. Average mill net selling prices for the first nine months of 2003 were $94.92 per thousand square feet, slightly improved from the first nine months in 2002.

Selling and Administrative

Selling and administrative expenses of $256.3 million increased $15.6 million from 2002 and, as a percentage of net sales, increased from 10.2 percent in 2002 to 10.5 percent in 2003. This increase was mainly due to the unfavorable impact of the Canadian dollar ($10.3 million) and higher pension expenses ($7.5 million), partially offset by cost savings.

Income from Managed Assets

During the nine months ended September 30, 2003 and September 30, 2002, we realized $9.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $152.6 million in 2003, which included pro-rata billings for the annual management fee ($9.0 million), direct payroll, pension and related costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net amounted to income of $8.0 million in 2003 compared to income of $26.4 million in 2002. The decrease in other income is mainly due to lower divestment gains ($34.1 million and $44.5 million in 2003 and 2002 respectively) and foreign exchange losses of $7.8 million incurred on certain intercompany transactions in 2003.

Interest Expense, Net

Net interest expense of $40.2 million was $8.7 million higher than the prior year. The favorable impact of lower interest rates and lower debt levels was more than offset by a $7.7 million foreign currency loss on U.S. dollar investments in Canada and the impact of a $3.9 million reduction from 2002 in capitalized interest (none capitalized in 2003).

Income Taxes

For the nine months ended September 30, 2003, we recorded an income tax expense from continuing operations of $87.5 million compared to an income tax expense of $101.1 million in 2002. Our effective income tax rate was 37.0 percent in 2003 and 35.0 percent in 2002. The higher effective income tax rate resulted from the higher tax rate applicable to the profit on the sale of the Detroit cement terminal this quarter, the higher proportion of income derived from Canada, as well as an increase in Canada due to a lower tax rate applicable to divestment gains realized in 2002.

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

Liquidity and Capital Resources

In April 2003, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2003, we had $10 million of commercial paper outstanding under the agreements. These borrowings are backed by a $300 million, syndicated, committed 364-day revolver, which expires in April 2004.

We also have a syndicated, committed revolving credit facility totaling $300 million extending through April 2007. At September 30, 2003, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.11 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At September 30, 2003, the company was in compliance with these requirements.

Under our receivables securitization program, which we began in 2000, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of September 30, 2003 and 2002 and December 31, 2002 totaled $153.2 million, $200.0 million and $143.4 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

Net cash of $35.9 million was provided by operating activities in the first nine months of 2003 compared with $139.7 million during the same period in 2002. The decrease in cash provided by operations was primarily due to a decrease in earnings from continuing operations as well as a higher increase in net working capital in 2003 compared to 2002. The higher increase in net working capital in 2003 was primarily due to lower sales of receivables under the accounts receivable securitization facility. For the nine months ended September 30, 2003, net cash provided by investing activities amounted to $91.7 million, compared to $110.8 million net cash used by investing activities for the same period in 2002. This change can mainly be explained by the proceeds from the sale of Lafarge Florida Inc. ($123.9 million) and lower capital expenditures. In the first nine months of 2003, net cash consumed by financing activities was $102.4 million, a $98.4 million increase from last year due in part to a net decrease in short-term and long-term borrowings of $75.8 million and a decrease in proceeds from the issuance of equity securities ($18.1 million). A significant decrease in short-term borrowings was offset by an increase of long-term borrowings through the issuance of an Industrial Revenue Bond of $47 million, related to our new Kansas City, Missouri plant, with a maturity of 34 years and an interest rate of 5.65 percent.

During the first nine months of 2003, the most significant uses of cash were a seasonal increase in net operating working capital of $246.9 million, capital expenditures of $86.0 million and a decrease in short-

term and long-term borrowings of $74.1 million. The most significant source of funds, besides the positive cash flow related to earnings from continuing operations, were proceeds from the sale of Lafarge Florida Inc. ($123.9 million) and proceeds from property, plant and equipment dispositions ($53.6 million). This compares with a net increase in operating working capital of $172.5 million, capital expenditures of $172.4 million, a small increase in short-term and long-term borrowings of $1.7 million and proceeds from property, plant and equipment dispositions of $72.2 million during the first nine months of 2002. The higher increase in net operating working capital ($246.9 million versus $172.5 million) was primarily due to lower sales under our accounts receivable securitization program ($73.7 million impact).

On July 31, 2003, the Board of Directors increased our quarterly cash dividend from fifteen cents per share to twenty cents per share. The amount of the increase reflects confidence in our long-term prospects, the length of time since the last increase and the recent reduction on the federal tax rate on dividends.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $225 million in 2003.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. The strengthening of the Canadian dollar during 2003 has resulted in an increase in shareholders’ equity of $203.3 million from positive foreign currency translation adjustments. We primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate changes on anticipated debt issuances.

Other Factors Affecting the Company

We sponsor defined benefit pension plans whose pension fund assets consist principally of investments in equities and in government and other fixed income securities. The target asset allocation is 71 percent equities for the Corporation’s US plans, and 63 percent equities for its Canadian plans, with the remainder in fixed income securities.

On January 1, 2003, the market value of plan assets (including all qualified and non-qualified plans) was less than the accumulated benefit obligations (calculated using a discount rate of 6.8 percent in the US and 6.35 percent in Canada) by $146 million. Based on the return on plan assets for the first 8 months of 2003, and assuming no significant change in either asset value or interest rates during the remainder of 2003, management estimates that the plans will have an unfunded accumulated benefit obligation of approximately $220 million as of December 31, 2003. Accordingly, we expect to record a further additional minimum pension liability at December 31, 2003 over and above what was recorded as of December 31, 2002 of approximately $45 million. Based upon our current assumptions for discount rates and the rate of return on plan assets, we expect both net pension expense and required cash contributions in 2004 to be approximately $50 million, as compared with estimated net pension expense of $36 million and required cash contributions of approximately $34 million in 2003, respectively. These amounts exclude pension expense and cash contributions for the Blue Circle Mirror Plans that are charged to and reimbursed by Blue Circle North America Inc. The expected increases in pension expense and cash funding result from a combination of negative market returns in prior years and a reduction in the discount rates used to estimate our pension liabilities. The amounts for 2004 are based upon current estimates and expectations, however, the actual amounts we incur in 2004 may differ from these estimates.

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

There was no change in our internal control over financial reporting during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 16 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.

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

     On August 1, 2003, we filed a Form 8-K dated July 31, 2003, in which we announced our earnings for the fiscal quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: November 14, 2003	By:	/s/LARRY J. WAISANEN
Larry J. Waisanen
Executive Vice President and Chief Financial Officer