Form 10-K
period 2003-12-31
LAFARGE NORTH AMERICA INC
filed 2004-03-15
CIK 716783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland 12950 Worldgate Dr., Suite 500 Herndon, Virginia 20170 (703) 480-3600	I.R.S. Employer Identification No. 58-1290226

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange, Inc. The Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the company at June 30, 2003 was $1,043,253,586.

      There were 69,708,627 shares of Common Stock and 4,288,511 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

LAFARGE NORTH AMERICA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

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

PART I

Item 1. BUSINESS

Who are we?

      Lafarge North America Inc., including Managed Assets (as defined below), is the largest supplier of cement and a leading ready-mixed concrete supplier in North America (U.S. and Canada). We are also one of the top four producers of construction aggregates (crushed stone, sand and gravel) and a leading manufacturer of gypsum drywall. We have over 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc., and as of December 31, 2003, we employed approximately 14,800 people. Additionally, we entered into an agreement in mid-2001 with Lafarge S.A., our majority shareholder, to manage and operate approximately 100 cement and construction materials businesses in the U.S. These businesses, which we refer to as the Managed Assets and which Lafarge S.A. obtained in the acquisition of Blue Circle Industries PLC in July 2001, remain the property of Lafarge S.A., and their operating results are consolidated with Lafarge S.A.’s results. Unless otherwise indicated, our discussions below refer to our assets and operations, exclusive of the Managed Assets and their operations.

      Our products are used in the construction of such diverse projects as roads, offices, factories, hospitals, department stores, sports stadiums, banks, museums, high-rise apartments, amusement parks, swimming pools and bridges. In 2003, excluding the Managed Assets, we generated net sales of $3.3 billion and we shipped

118.9 million tons of aggregate, 11.0 million cubic yards of ready-mixed concrete, 13.2 million tons of cement, 3.1 million tons of cement-related products, and 2.1 billion square feet of gypsum drywall.

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

•	Construction Materials

–	Produces and supplies aggregates, ready-mixed concrete, concrete products and asphalt; and

–	Provides road paving and construction services.

•	Cement and Cement-Related Products

–	Produces and distributes Portland and specialty cements; and

–	Distributes and processes cement-related materials such as fly ash, slag, silica fume and blended cements.

•	Gypsum

–	Produces and distributes a full line of gypsum drywall products and joint compound.

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

What is the Lafarge Group?

      We are part of the Lafarge Group, a global company headquartered in France, which includes Lafarge S.A. and its consolidated subsidiaries. Lafarge S.A. and its affiliates hold approximately 53 percent of our common stock. The Lafarge Group is the world leader in building materials, holding top-ranking positions in all four of its divisions: cement; aggregates and concrete; roofing; and gypsum. The Lafarge Group employs approximately 77,000 people in 75 countries. In 2003, the Lafarge Group generated sales in excess of Euro 13.7 billion.

How our Company developed

1956	Our majority shareholder, Lafarge S.A., entered the North American cement market by building a cement plant in Richmond, British Columbia and forming Lafarge Cement North America.

1970	Lafarge S.A. merged with Canada Cement Company (now Lafarge Canada Inc., our Canadian subsidiary), already Canada’s largest cement producer.

1974	Lafarge Canada entered the U.S. market through a joint venture to operate three U.S. cement plants.

1977	Although the joint venture terminated, we were incorporated in Maryland in 1977 as Citadel Cement Corporation of Maryland and operated two of the three U.S. cement plants.

1981	Lafarge Canada acquired the common stock of General Portland Inc., the second largest cement producer in the U.S. at that time.

1983	A corporate reorganization established us as the parent of Lafarge Canada and General Portland. We completed our initial public offering of common stock.

1986	We acquired National Gypsum’s Huron Cement Division, consisting of the Alpena, Michigan cement plant (at that time North America’s largest existing cement plant), 13 inland cement terminals and several Great Lakes distribution facilities. We also acquired Systech Environmental Corporation, which processes fuel-quality waste and alternative raw materials for use in our cement kilns.

1989	We acquired 32 plant facilities in five states and mineral reserves from Standard Slag Holding Company, significantly expanding our construction materials operations in the U.S.

1991	We acquired three cement plants, 15 cement terminals, two quarries and more than 30 ready-mixed concrete and aggregate operations in the Mississippi River Basin when we acquired Missouri Portland Cement Company and Davenport Cement Company.

1993	We divested our Alabama cement assets and implemented new organizational structures in cement and construction materials to improve efficiency of our operations.

1994	We divested our Texas assets.

1995	We acquired National Portland Cement’s 600,000 ton capacity cement grinding plant in Port Manatee, Florida.

1996	We entered the North American gypsum market when we bought two gypsum drywall plants from Georgia Pacific, one located in Buchanan, New York and the other in Wilmington, Delaware, creating our new operating segment, Lafarge Gypsum.

1997	We began work on two new cement plants at existing facilities. The Richmond, British Columbia plant was completed in 1999, increasing the capacity of the facility to 1.1 million tons per year. The Sugar Creek, Missouri plant began production in 2002 and also has a capacity of 1.1 million tons.

1998	We finalized the largest acquisition in our history when we bought the construction materials businesses of Denver, Colorado based Western Mobile, Inc.; Redland Genstar Inc. of Towson, Maryland; and the Ontario and New York based aggregate operations of Redland Quarries Inc. from Lafarge S.A. for $690 million. This acquisition, which we refer to as Redland, made us the largest diversified supplier of construction materials in North America. We also acquired a cement plant in Seattle, Washington, and cement distribution facilities and a limestone quarry in British Columbia.

1999	We began construction of a state-of-the-art drywall manufacturing plant in Silver Grove, Kentucky, which became operational in June 2000. We also broke ground on an almost identical drywall manufacturing plant in Palatka, Florida, which became operational in January 2001. These plants are the largest single line drywall production facilities in the U.S. and have a combined estimated annual capacity of 1.8 billion square feet of 1/2-inch drywall, tripling our then existing drywall capacity. The plants were built to satisfy 100 percent of their primary raw material requirements by using recycled materials, including reclaimed paper and synthetic gypsum.

2000	We acquired the Presque Isle Corporation, a Michigan-based quarry operation. We also completed a merger with the Warren Paving & Materials Group, at the time Canada’s largest privately held supplier of construction aggregate. The Warren merger added 23 aggregate operations and 55 asphalt plants in British Columbia, Alberta, Saskatchewan, Ontario and Quebec. These acquisitions added 2 billion tons of aggregate reserves and over 25 million tons of annual sales volume.

2001	In July 2001, we entered into an agreement with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC. The agreement grants us management authority for most of Blue Circle’s U.S. business, which included five full production cement manufacturing plants, 11 cement terminals, a slag grinding facility, 13 aggregate-producing pits and quarries, 61 ready-mixed concrete plants and several concrete block operations. The agreement provides for a fixed annual management fee plus incentives for improving operating results, and includes an option to purchase the assets anytime between July 2002 and December 2004 at a fixed price subject to certain adjustments at the time of the exercise. In addition to the assets covered under the management contract, we also purchased several Blue Circle construction material assets in New York and Ontario.

Also in 2001, we purchased Pine Hill Materials Corporation and American Readi-Mix Concrete Corporation, New York-based construction materials companies. We also acquired Rocky Mountain Construction Materials, an aggregate and ready-mixed concrete company based in Colorado; and several other smaller operations throughout North America. These acquisitions increased our annual production by over 2 million tons of aggregate and 500,000 cubic yards of ready-mixed concrete.

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

In addition, we divested our Pressure Pipe businesses in February 2002 and our Paving Stone operations in May 2002 in East Canada.

2003	We completed the sale of our wholly-owned subsidiary Lafarge Florida Inc. to Florida Rock Industries, Inc. The operations consisted primarily of two cement grinding and import facilities.

What were our acquisitions and capital improvements in 2003?

      In 2003 Lafarge made relatively few acquisitions, totaling $16.7 million. The two largest were the purchase of the Whitestone Railyard west of Cleveland and associated contracts for $9.5 million, and the Rocca Quarry near Independence, Missouri for $5.6 million. Whitestone adds 1.8 million tons of distribution capacity, and the Rocca Quarry adds 750 thousand tons of production capacity. Each of these purchases was made pursuant to our strategy to expand and develop our aggregates business.

      Our business is relatively capital-intensive. During the three-year period ended December 31, 2003, our capital expenditures were $755.0 million, principally for the construction of new facilities and the modernization or replacement of existing equipment. Of this amount, construction materials, cement and cement-related products, and gypsum represented approximately 39 percent, 46 percent and 8 percent, respectively. During the same period, we also invested approximately $128.9 million in various acquisitions that expanded our market and product lines. Of this amount, construction materials and gypsum represented approximately 75 percent and 25 percent, respectively. During the three-year period ended December 31, 2003, operating cash flows and divestment proceeds totaled $1.3 billion.

      In 2003, operating cash flows and divestment proceeds totaled $492.4 million, while investments (capital expenditures and acquisitions) totaled $190.6 million. During 2003, proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $71.2 million, consisting principally of the $38 million sale in lieu of condemnation of property used as a cement terminal, to the city of Detroit, Michigan.

      In 2004, we expect capital expenditures to total approximately $250 million to $300 million, excluding acquisitions. We intend to invest in projects that maintain or improve the performance of our plants, as well as in acquisition opportunities that will enhance our ability to compete. 2004 capital expenditures are scheduled to include major developments in our IT infrastructure, including the convergence to a common enterprise resource planning system, the replacement of our cement terminal in Detroit, optimization of our Sugar Creek and Davenport cement plants, and modernization of the dock facility at our Texada, British Columbia quarry, as well as routine replacements of mobile equipment in our construction materials segment.

What is our business strategy?

      Our ambition is to lead the industry, to be a step ahead of our competition and become the preferred supplier in the building materials business. Our business strategy is comprised of two fundamental elements: performance, and growth and development.

•	Performance encompasses a range of programs we have established to generate superior returns by improving our efficiency and optimizing our cost structure while simultaneously increasing revenues. These programs include key strategic, operational, cost and revenue drivers for each product segment, and encourage the rigorous application of best management practices in each area on a global basis. Our programs were recently expanded to promote greater focus on customer orientation and strengthen relationships with our customers by competing based on value. The programs include analytical methods to increase our understanding of our customers and tailor our products and services to meet the various needs of customer segments. By utilizing this approach, we hope to create additional value for our customers, differentiate our product-service offering, and increase our profitability.

Our performance improvement programs are designed to allow the company to produce consistently positive financial results in both good and bad market climates. During 2003, these programs helped to offset negative pressures on our financial results from unfavorable energy and pension costs and maintain overall operating margins at largely stable levels despite weak economic conditions.

•	Growth and development, involves the company’s effort to expand our business platform, via both acquisition and internal development, through the disciplined use of investment funds. Our approach is to pursue acquisition opportunities that represent a strategic fit with our core business lines and meet our financial return criteria, and integrate them quickly into the company. We maintain a strong balance sheet with sufficient flexibility to fund our operating plan in any economic environment, and to capitalize on opportunities when they arise.

During the past three years, our ratio of long-term debt to total capitalization has decreased steadily, from 20.6 percent in 2001 to 19.1 percent in 2002, and to 17.1 percent in 2003. Even though there were few opportunities for top-line growth that met our return criteria in 2003, the company has greatly expanded its business in recent years — particularly in aggregates — through successful acquisitions.

The Construction Materials Segment

Who are we?

      We are a leading supplier of ready-mixed concrete in the U.S. and Canada, and one of the top four producers of construction aggregates in North America. We are the largest asphalt and paving operator in Canada after our merger with the Warren Paving & Materials Group late in 2000. Our organization expanded further in 2001 when we agreed to manage the Managed Assets for our majority shareholder, adding aggregates and ready-mixed concrete operations which account for 12.5 million tons and 3.1 million cubic yards, respectively, and a large concrete block business. The results of these operations are not consolidated with ours. However, acquisitions and internal development have led to a vastly larger organization from five years ago, as we have nearly tripled our net sales and operating results.

      Our U.S. construction materials operations are located primarily in Colorado, Maryland, New Mexico, Ohio, Missouri, New York, and Louisiana. In Canada, we are the only producer of ready-mixed concrete, asphalt and construction aggregates with operations extending from coast to coast. Our operations include ready-mixed concrete plants, crushed stone and sand and gravel sites, and concrete product and asphalt plants.

      During 2003, 2002, and 2001, our construction materials segment accounted for 61 percent, 61 percent, and 62 percent, respectively, of consolidated net sales, after the elimination of intracompany sales, and 45 percent, 47 percent and 51 percent, respectively, of consolidated gross profit (net sales minus cost of goods sold).

      We offer a broad range of products. Our main products are:

–	Aggregates (crushed stone, sand or gravel) including a full line of graded stone

–	Concrete and masonry sand

–	Slag aggregate

–	Asphalt for road paving and construction

–	Ready-mixed concrete, including specialty products

      In addition, in certain regions we offer products related to our main products, such as:

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

      The paving and road construction business involves the construction of roadways using any combination of paving (construction of the road surface using asphalt), base work (construction of the foundation for the roads using aggregates) and concrete work (construction of curb, gutter and sidewalks using concrete).

Where are our construction materials facilities located?

      We own or have a majority interest in approximately 900 construction materials locations at December 31, 2003. In the U.S., we have approximately 250 locations, including 115 aggregate facilities, 70 ready-mixed concrete plants, 20 asphalt facilities and 15 paving facilities, mainly located in the following states: Colorado, Louisiana, Maryland, Missouri, New Mexico, New York and Ohio. In Canada, we have approximately 675 locations from coast-to-coast, including 300 aggregate facilities, 150 ready-mixed concrete plants, 70 asphalt facilities and 40 paving facilities.

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

      Construction aggregates come in different forms from different sources. The different types of aggregate are generally substitutable, depending on the uses and the corresponding physical specification requirements (granularity, hardness, etc.) The choice of aggregates used for a particular purpose depends largely on the local geology and availability.

      As aggregates are expensive to transport relative to the price, the cost of transport will generally limit the availability of aggregates to what is readily accessible in the local area. Water-based shipping strategies may be successful when local geology limits local extraction.

      The aggregate manufacturing process varies slightly depending on whether crushed rock or sand and gravel are used. Rock (either limestone or hard rock) is blasted from quarries and then processed (crushed, screened, and classified) to meet end user specifications. Natural sand and gravel requires less processing but as with rock also requires grading and screening to different sizes (generally  1/4” to 4”). Rock particularly can have different hardness and crushing characteristics which makes it suitable for higher specification uses (e.g. road building).

      Our production can be classified as hard rock, limestone, natural sand and gravel, and other sources, which include recycled concrete and asphalt, and steel or mine waste. Our sales are composed of approximately 15% hard rock, 45% limestone, 35% sand and gravel, and 5% other sources.

      Our aggregate reserves are large enough to provide more than 25 years of production at current levels. In most markets we are able to replenish supplies as we produce, either by proving additional reserves, by acquisition of proven reserves, or by receiving permits to produce aggregates on land we control. In market areas where reserves are less plentiful, a limitation of local supply can usually be made up for with sources more distant but still economical to supply.

      The ready-mixed concrete business involves the mixing of cement with sand, gravel, crushed stone or other aggregates, admixtures and water to form concrete which is subsequently marketed and distributed to customers. Concrete mix designs vary as the product is formulated in various proportions for different applications. A cubic yard of concrete typically weighs between 3,700 lbs. and 4,000 lbs. and contains 500 lbs. of cement. About 3,000 lbs. of aggregates, 60% coarse (gravel) and 40% fine (sand) make up the balance of the dry materials.

      The asphalt business involves the mixing of dried aggregates with heated liquid asphalt cement to form asphalt, which is subsequently sold to our internal paving operations and/or marketed and distributed to our external paving customers for the construction of roads and highways.

      We own the majority of our aggregates quarries and pits, as well as our facilities for production of ready-mixed concrete and asphalt. We also own the majority of our paving and road construction equipment. We believe our aggregate reserves are adequate at current production levels. Moreover, even where our reserves are low, we believe that new sources of aggregates would be available and obtainable without significant interruption to our business.

Who buys our construction material products and services?

      Aggregates are sold primarily to road building contractors, asphalt and ready-mixed concrete producers. Because we are vertically integrated, we sell a substantial portion of our production internally. Of our aggregate production, approximately 10% is delivered to our ready-mix businesses, 6% to our asphalt and paving, and 1% to our cement production (limestone). Ready-mixed concrete is sold primarily to building contractors and delivered to construction sites by mixer trucks. Asphalt is sold primarily to our internal operations and/or independent paving companies. Paving and road construction services are offered to state, provincial or local government agencies, as well as private commercial and residential developers.

      We sell our products and services to thousands of customers. In 2003, no single unaffiliated customer accounted for more than 10 percent of our total construction materials sales.

How do we distribute products to our customers?

      The cost to transport aggregates, ready-mixed concrete, asphalt and concrete products is high, and consequently, producers are typically limited to market areas within a short distance of their production facilities. We primarily utilize trucks and rail to transport our products to the customers. For our aggregates operations located on the Great Lakes and the west coast, we also take advantage of the relatively low cost of waterborne transportation.

How do changes in the seasons and weather affect our business?

      Demand for aggregates, ready-mixed concrete, asphalt and concrete products in most of our regions is seasonal, because construction activity usually diminishes during the winter, particularly in Canada and more northern areas of the U.S. where we have a large portion of our operations. Demand also may be adversely impacted by unfavorable weather conditions during the construction season. Information with respect to quarterly financial results is set forth in “Notes to Consolidated Financial Statements — Note 22 Quarterly Data (unaudited)” in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, which is incorporated herein by reference.

Who are our competitors?

      Most ready-mixed concrete local markets are served by both large multi-national companies as well as many small producers. Most ready-mixed concrete companies employ 10 to 20 mixer trucks with annual sales in the $1.5 to $3.0 million range. Large ready-mixed concrete producers may have over 100 mixer trucks. Some competitors’ companies are vertically integrated and also own cement plants and aggregate operations.

      Both aggregates and asphalt markets are also made up of numerous producers including large multi-national, integrated producers and many small producers.

      Demand for aggregates, ready-mixed concrete and asphalt depends largely on regional levels of construction activity. The aggregates, concrete and asphalt industries are highly fragmented, with numerous participants operating in localized markets. Aggregates, concrete and asphalt products are sold in competition with offerings by other suppliers of the same product and with substitute products. The size of the market area for an aggregates quarry, a ready-mixed concrete plant and an asphalt plant are similar; therefore, the ability to compete is limited by the relatively high cost of truck and rail transportation compared with the value of the product. Proximity to customers is an important criterion. Our aggregates, ready-mixed concrete and asphalt businesses compete on the basis of quality, service, reliability and prices in each market area, and sales are generally made pursuant to orders from customers who purchase quantities sufficient for their immediate requirements.

      The paving and road construction business is characterized by the tendering and bidding process and the added mobility of the paving and road construction operations and competes similarly on the basis of quality of service, reliability and price.

Customer Orders

      Our sales of aggregates, ready-mixed concrete and asphalt do not typically involve long-term contractual commitments. Our paving and road construction services are generally offered through a tendering and bidding process. We believe our production capacity and inventories of products are sufficient to fill customer orders in the normal course of business.

The Cement and Cement-Related Products Segment

Who are we?

      Including the Managed Assets, we are the largest producer of cement and cement-related products in North America (U.S. and Canada). We operate North America’s broadest cement distribution system by truck, rail, barge and lake freighter. Our cement segment was formed by combining several prominent North American cement companies — Canada Cement Lafarge, General Portland, National Gypsum’s Huron Cement division and the Missouri Portland and Davenport Cement companies. We also significantly expanded our cement operations in 2001 with our agreement to manage the Managed Assets which our majority shareholder, Lafarge S.A., acquired in mid-2001, the operating results of which, however, are not consolidated with ours. The Managed Assets include five full production cement manufacturing plants with a total capacity of 5.5 million short tons, 11 cement terminals and a slag grinding facility.

      We manufacture and distribute a diverse cement and cement-related product line that includes:

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

      Another cement-related product is fly ash, a coal combustion product residue produced by coal burning, electricity generating power plants. We market this material in virtually all of our cement geographic market areas utilizing our existing sales channel to bring the product to the customer. Aside from adding value by utilizing the existing sales channel, we also add value in several other ways. As the performance, consistency and product output levels of fly ash vary over time and by location, we utilize our logistics know-how and technical knowledge to optimize delivery of the product and its performance to the end customer. The value proposition is not only for concrete applications. We lead the industry in developing and marketing fly ash into non-concrete applications such as road base stabilization. Finally, due to the chemical composition of some fly ashes we are able to utilize it as an alternative raw material ingredient and/or alternative fuel source in the cement kiln manufacturing process.

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

      In addition, our wholly-owned subsidiary, Systech Environmental Corporation, processes industrial hazardous and non-hazardous waste for use as fuel substitutes for coal, natural gas and petroleum coke used in heating cement kilns. Substitute fuels preserve natural resources and manage selected waste materials, while at the same time reducing fuel cost for manufacturing cement. Waste-derived fuels constituted approximately 10 percent of all fuel used in our cement operations during 2003.

      During 2003, 2002 and 2001 cement and cement-related products accounted for 31 percent, 31 percent and 33 percent, respectively, of our consolidated net sales, after the elimination of intracompany sales, and 52 percent, 51 percent and 54 percent, respectively, of consolidated gross profit.

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

      Cement is manufactured by a closely controlled chemical process:

–	first, limestone, sand, clay and iron-rich materials are crushed and mixed;

–	next, the crushed raw materials undergo a grinding process, which mixes the various materials more thoroughly and increases fineness in preparation for the kiln (this may be done by either a wet or dry process);

–	in the wet process, the materials are mixed with water to form “slurry,” which is heated in kilns, forming hard pellets called “clinker”;

–	in the more fuel efficient dry process, clinker is formed by heating the dry raw materials directly without adding water;

–	in the preheater process, which provides further fuel efficiencies, dry raw materials are preheated by air exiting the kiln, starting the chemical reaction prior to entry of the materials into the kiln;

–	in the pre-calciner process, an extension of the preheater process, heat is applied to the raw materials, increasing the proportion of the chemical reaction taking place prior to heating in the kiln and, as a result, increases clinker production capacity; and

–	gypsum is added and the clinker is ground into an extremely fine powder called Portland cement.

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

      We estimate that limestone reserves for most of our cement plants currently producing clinker will be adequate to permit production at present capacities for at least 50 years. Other raw materials, such as clay, shale, sandstone and gypsum are either obtained from reserves we own or are purchased from suppliers and are readily available.

Where is our cement made?

      Our U.S. plants are primarily concentrated in the central and midwestern states, extending from the northern Great Lakes southward along the Mississippi River system. In addition we have plants in Washington and Pennsylvania. We are the only cement producer serving all regions of Canada. At December 31, 2003, we owned and operated 15 full-production cement manufacturing plants with a combined rated annual clinker production capacity of approximately 13.6 million tons consisting of 7.8 million tons in the U.S. and 5.8 million tons in Canada. We also operated several slag grinding facilities.

      The Canadian Portland Cement Association’s “Plant Information Summary” report that was prepared as of December 31, 2001, the most recent date for which information is available, shows that Lafarge Canada’s capacity is the largest of the cement companies in Canada and represented approximately 34 percent of the total active industry clinker production capacity in Canada.

      A similar report for the U.S. prepared as of December 31, 2001, shows that our cement manufacturing plants in the U.S. accounted for an estimated 7 percent (excluding managed assets) of total U.S. active industry clinker production capacity.

      The following table indicates the location, types of process and rated annual clinker production capacity of each of our operating cement manufacturing plants at December 31, 2003. The total clinker production of a cement plant might be less than its rated capacity due principally to product demand and seasonal factors. Generally, a plant’s cement production capacity is greater than its clinker production capacity.

Rated Annual Clinker Production Capacity of

Cement Manufacturing Plants
(in million short tons)*

U.S. Plants

			Clinker
Location	Process		Capacity

Alpena, Michigan	Dry		2.4
Davenport, Iowa	Dry	**	1.0
Fredonia, Kansas	Wet		0.4
Joppa, Illinois	Dry		1.2
Paulding, Ohio	Wet		0.5
Seattle, Washington	Wet		0.4
Sugar Creek, Missouri	Dry	**	1.1
Whitehall, Pennsylvania	Dry	***	0.8

Total Capacity			7.8

Total 2003 Clinker Production			6.9

2003 production as a percentage of total capacity			88.0%

Canadian Plants

			Clinker
Location	Process		Capacity

Bath, Ontario	Dry		1.1
Brookfield, Nova Scotia	Dry		0.5
Exshaw, Alberta	Dry	**	1.3
Kamloops, British Columbia	Dry		0.2
Richmond, British Columbia	Dry	**	1.1
St-Constant, Quebec	Dry		1.0
Woodstock, Ontario	Wet		0.6

Total Capacity			5.8

Total 2003 Clinker Production			5.1

2003 production as a percentage of total capacity			87.4%

*	One short ton equals 2,000 pounds.

**	Preheater, pre-calciner plants. The capacity of Exshaw’s preheater, pre-calciner kiln is 65 percent of the plant’s clinker production capacity.

***	Preheater plant.

      We own all of our cement plants and the land on which they are located, free of major encumbrances, except the Exshaw cement plant and the Kamloops limestone and cinerite quarries.

•	The Exshaw plant is built on land leased from the province of Alberta. The original lease was renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

•	The Kamloops plant, as well as the gypsum quarry that serves this plant, is located on land we own. The limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

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

      At December 31, 2003, we owned slag grinding facilities at South Chicago, Illinois, Spragge, Ontario and Stoney Creek, Ontario. We also have slag-grinding capacity at our Joppa, Illinois plant and at our Montreal-East, Quebec grinding facilities. Excluding the effects of discontinued operations, we produced approximately 550 thousand short tons of slag cement during 2003, compared to 475 thousand tons in 2002.

The significance of fuel in making cement

      Fuel represents a significant portion of the cost of manufacturing cement. We place special emphasis on becoming, and have become, more efficient in our sourcing and use of fuel. In general, dry process plants consume significantly less fuel per ton of output than do wet process plants. At December 31, 2003, approximately 83 percent and 90 percent of our owned clinker production capacity in the U.S. and Canada, respectively, used the dry process. The Portland Cement Association (“PCA”) estimates that approximately 81 percent of the U.S. cement industry’s clinker capacity and approximately 93 percent of the Canadian industry’s capacity utilizes dry process technology.

      As an additional means of reducing energy costs, most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels. A project completed in 2002 enabling our Exshaw, Alberta plant to convert from natural gas to coal resulted in full year of savings in 2003 when natural gas prices remained at high levels.

      At December 31, 2003, all of our cement manufacturing plants in the U.S. and Canada have fuel flexibility between at least three of the following four base sources: coal, coke, natural gas and oil. In addition, we use alternative (waste) fuel sources, such as fuel-quality waste materials and tire-derived fuel at several of our plants. Waste fuels constituted approximately 10 percent of the fuel we used in all of our cement operations during 2003. We continue to explore the use of alternative fuel sources for most of our plants.

Who buys our cement?

      We sell cement to several thousand customers. Our primary customers are:

–	manufacturers of ready-mixed concrete and other concrete products

–	contractors throughout Canada and in many areas of the U.S.

      The states in which we had the most significant U.S. sales in 2003 were Michigan and Wisconsin (which together accounted for 20 percent of total U.S. cement sales). Other states in which we had significant sales included: Washington, Ohio, Minnesota, Illinois, New York, Iowa, Missouri and North Dakota. In 2003, the ten largest states in terms of our cement sales represented 68 percent of our total cement sales in the U.S.

      In Canada, we made our most significant sales of cement in Ontario and Alberta, which together accounted for approximately 52 percent of our total Canadian cement shipments in 2003. Other provinces in which we had significant sales included British Columbia and Quebec. Approximately 28 percent of our cement shipments in Canada were made to affiliates.

      Some of our Canadian cement plants are strategically located to serve both the U.S. and Canadian markets.

      No single unaffiliated customer accounted for more than 10 percent of our consolidated sales during 2003, 2002, or 2001.

How do we distribute products to our customers?

      Our U.S. sales offices are located in the following states: Iowa, Michigan, Missouri, New York, North Dakota, Ohio, Pennsylvania, Tennessee, Washington and Wisconsin.

      Our Canadian sales offices are located in the following provinces: Alberta, British Columbia, Manitoba, Ontario, Quebec and Saskatchewan.

      We maintain distribution and storage facilities at all cement manufacturing and finishing plants and at approximately 80 other locations including one deep-water ocean terminal near New Orleans, Louisiana. These facilities are strategically located to extend the marketing areas of each plant. Because of freight costs, most cement is sold within a radius of 250 miles from the producing plant except for waterborne shipments, which can be economically shipped considerably greater distances. Several of our Canadian cement plants also serve the U.S. market. Our cement is distributed primarily in bulk, but also in bags.

      We utilize trucks, rail cars and waterborne vessels to transport cement from our plants to distribution facilities or directly to our customers. Transportation equipment is owned, leased or contracted, as required. In addition, some of our customers in the U.S. make their own transportation arrangements and take delivery of cement at our manufacturing plants or distribution facilities.

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

      Our operating cement plants located in Canada represent an estimated 33.8 percent of the rated annual active clinker production capacity of all Canadian cement plants. We are the only cement producer serving all regions of Canada. Our largest competitor in Canada accounted for approximately 17.6 percent of rated annual active clinker production capacity. Our cement plants operating in the U.S. represented an estimated 7.4 percent of the rated annual active clinker production capacity of all U.S. cement plants. Including the Managed Assets, they represented an estimated 12.7 percent of such capacity. Our three largest competitors in the U.S. accounted for approximately 13.1 percent, 12.2 percent and 6.5 percent, respectively, of the rated annual active clinker production capacity. These statements regarding our ranking and competitive position in the cement industry are based on the PCA’s “U.S. and Canadian Portland Cement Industry: Plant Information Summary” most recent report which was prepared as of December 31, 2001.

Customer Orders

      Sales of cement are made on the basis of quality, service, reliability and prices in each market area, generally pursuant to orders from customers who purchase quantities sufficient for their immediate requirements. Our sales of these products do not typically involve long-term contractual commitments. The amount of backlog orders, as measured by written contracts, is normally not significant.

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

      During 1999 and 2000, we constructed two gypsum drywall plants, one in northern Kentucky, just outside of Cincinnati, Ohio, and the other in Palatka, Florida. These plants began operating in 2000 and 2001, respectively, and each has the capacity to produce up to 900 million square feet of  1/2-inch drywall a year, which makes them the largest drywall production facilities in the U.S. Both plants were built to satisfy 100 percent of their primary raw material needs by using recycled materials, including reclaimed paper and synthetic gypsum. These state-of-the-art facilities have enabled us to reach a U.S. national market share level of over six percent.

      We offer a full line of gypsum drywall products and joint compound for:

–	Partitions

–	Paneling

–	Linings

–	Ceilings

      Our products are used for both new construction and for repair and remodeling.

      During 2003, 2002 and 2001, our gypsum operations accounted for eight percent, seven percent, and five percent, respectively, of consolidated net sales. In 2003 and 2002 gypsum’s gross profit represented three percent and one percent of consolidated amounts, respectively, while in 2001 gross profit was negative. The states in which we had the most significant sales of gypsum products in 2003 were Florida, New York, and New Jersey.

How is gypsum drywall made?

      Gypsum is the common term for calcium sulfate dihydrate. Water molecules are physically locked inside the crystal structure of the gypsum molecule.

      To make drywall:

–	gypsum rock or synthetic gypsum is fed into a dryer, where surface moisture is removed;

–	then the material is ground to a flour-like consistency known as land plaster;

–	the land plaster is then calcined, or heated, into calcium sulfate hemihydrate, also known as stucco. (Gypsum is unique because it is the only mineral that can be calcined, and yet go back to its original state when rehydrated. It is this property which is exploited in the manufacturing process.);

–	the stucco is blended with water and other ingredients in a mixer to form a slurry;

–	this slurry is extruded between two continuous sheets of paper at the forming station;

–	the product travels down a long conveyor line in order to give the stucco molecules time to rehydrate and recrystallize into gypsum;

–	as it travels, the gypsum crystals grow into each other and into the liner paper, giving the product 3-dimensional strength;

–	when the product has achieved initial “set” or firmness (approximately 3 minutes), the product is cut into lengths;

–	the individual boards are then dried in a kiln to remove excess water; and

–	the boards are packaged face to face and stored until ready for shipment.

Where do we make our gypsum drywall?

      With the addition of the Newark, New Jersey plant in January 2002 and the idling of the Wilmington, Delaware plant in November 2002, we now operate five gypsum drywall manufacturing plants with a combined rated annual production capacity of approximately 2.65 billion square feet of  1/2-inch drywall. The rated annual capacity assumes around-the-clock production of  1/2-inch drywall 365 days a year (8,760 annual hours of operation). Production as a percentage of total capacity, as calculated in the table below, is based upon practical capacity, which assumes 8,400 production hours per year, efficiency ratios, which are set at the top of the industry standards, and our actual product mix.

Location	Capacity*

Buchanan, New York	380
Palatka, Florida	900
Silver Grove, Kentucky	900
Newark, New Jersey	340
Corner Brook, Newfoundland	125

Total rated capacity for 1/2 inch drywall	2,645

Total practical capacity	2,400

Total 2003 drywall production	2,082

2003 production as a percentage of practical capacity as of December 31, 2003	87%

*	In million square feet.

      All of the plants are fueled primarily by natural gas. Natural gas is purchased on a contract basis with transportation negotiated under long-term contracts. The gypsum manufacturing facility of our Newark, New Jersey plant is located on leased land under an agreement that expires in 2031. All other active facilities are located on property we own. We believe that each of our active manufacturing plants is in good operating condition.

Where do we get the raw materials to make our drywall?

      Currently, we have a requirements contract with an unaffiliated third party for gypsum rock used in the production of gypsum drywall at the Buchanan plant. This contract terminates in December 2008. The Corner Brook plant obtains its gypsum from an unaffiliated third party whose contract expires August 2008, with a one-year extension at our option. The Silver Grove and Palatka plants use synthetic gypsum instead of natural rock, which is chemically equivalent to naturally formed gypsum and is a recycled by-product of coal combustion. We have entered into supply agreements at these plants for the procurement of synthetic gypsum, which call for minimum annual purchases over a 20-year period ending in 2020. Our Newark plant obtains gypsum rock from an unaffiliated third party through a supply agreement that expires December 2005.

      In 2003, our paperboard liner joint venture with Rock-Tenn Company in Lynchburg, Virginia, named Seven Hills, LLC, produced most of our paper requirements, which reduced our material costs in 2003.

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

      We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, the Newark, Silver Grove and Palatka plants are equipped to ship by rail. The Buchanan plant is in close proximity to its key markets resulting in an average shipping distance of 120 miles from the plant. The Corner Brook plant ships over 25 percent of its production on the island of Newfoundland. Distribution of drywall produced at our Silver Grove and Palatka plants is more widely spread than the northeast plants. In 2003, the average shipping distance for the Silver Grove and Palatka plants was 300 miles. In many markets our plants can substitute each other in delivery to our customers and we can serve most markets east of the Mississippi River.

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

      Gypsum drywall producers primarily compete on a regional basis due to the cost of transportation. Producers whose customers are located close to their drywall plants benefit from lower transportation costs. We compete with other producers based on price, product quality and customer service.

Managed Assets

      We entered into a Management Agreement dated July 11, 2001 with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. Pursuant to that agreement, we manage most of Blue Circle’s U.S. businesses, including five full production cement manufacturing plants (with a total capacity of 5.5 million short tons), 11 cement terminals, a slag grinding facility, 15 aggregate-producing pits and quarries, 72 ready-mixed concrete plants and several concrete block operations. These businesses remain the property of Lafarge S.A. and their operating results are not consolidated with ours. For managing these businesses, we receive a fixed annual management fee plus potential incentive fees for improving operating results. As contemplated by our agreement, we manage the Blue Circle businesses in conjunction with our own so as to maximize cost savings and synergies for both Lafarge S.A. and for us. The management agreement automatically renews each calendar year unless either party gives the other at least six months notice of its intention to terminate the agreement.

      We are reimbursed for costs and expenses we incur that are directly attributable to the businesses we manage, as well as an allocation of selling, general and administrative costs that we incur in our cement operations. We are also reimbursed for payroll and other related costs and expenses that arise from our employment of those individuals who carry on the businesses we manage. We employ these individuals pursuant to the terms of the Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 which we entered into with Lafarge S.A. Pursuant to that agreement, Blue Circle employees at December 31, 2001 became our employees and individuals hired thereafter in connection with the managed businesses were employed by us.

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

      If the Management Agreement terminates other than in connection with our exercise of the option, we are to be reimbursed for any cost, expense or financial consequence arising from the structural separation of our business from that which we are managing, including costs or expenses we may incur in reducing our management structure to manage only our operations. The Supplemental Agreement Regarding Employees and Employee Benefits provides that upon termination of the Management Agreement other than through our exercise of the option, those individuals who operate the managed businesses are to be returned to the employment of the Blue Circle entities. That agreement also states that we are to be reimbursed for all costs and expenses associated with returning such employees to the Blue Circle entities or their termination of employment with us.

Trademarks and Patents

      We have more than 200 patents and trademarks in use or pending for innovations in building materials. They relate to construction materials, cement and cement-related and gypsum products including our trademarked, high performance concrete, cement and gypsum products for commercial, agricultural, industrial and public works construction. Our trademarked concrete mix designs, including Agilia®, Futurecrete®, Agrifarge® and WeatherMix®, provide customers with enhanced performance for specific applications. Specialty cements and cement related products like our trademarked Tercem 3000®, Maxcem™, Supercem® and SF® cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. Further, we have a licensing agreement to market Ductal®, a breakthrough composite building material, in the U.S. and Canada. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

Research, Development and Engineering

      We conduct research and development activities for the cement and cement-related products segment’s products at our laboratory located in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. In addition, the Lafarge Group shares its new product developments and enhancements for the construction industry with the construction materials segment, the cement and cement-related products segment, and gypsum segment and we have access to their state-of-the-art research and development resources. We are party to three agreements with Lafarge S.A. concerning the sharing of costs for research and development, strategic planning and marketing. Our subsidiary, Systech, is engaged in research and development in an effort to further develop technology to handle additional waste materials. Research and development costs, which are charged to expense as incurred, were $5.1 million, $5.1 million and $7.2 million for 2003, 2002 and 2001, respectively. This includes amounts we accrued for technical services rendered by Lafarge S.A., under the terms of the agreements discussed above, of $4.5 million, $4.2 million and $5.8 million during 2003, 2002 and 2001, respectively. We also participate in various trade associations that are involved in research and development.

Insurance Programs

      Lafarge North America maintains a comprehensive insurance program to protect the company from certain types of property and casualty losses. The program utilizes commercial insurance and the company’s two captive insurance companies. Commercial property insurance is purchased to insure against losses to plants and equipment. The property insurance provides replacement cost coverage. Additionally, the property policy provides business interruption coverage for the cement manufacturing plants. Policy terms and deductibles are in line with coverage available in the market.

      The company also maintains insurance for its risks associated with workers compensation, auto liability and general liability exposures. The deductibles on these coverages range from $1 million to $2.5 million per claim. Lafarge North America’s captive insurance companies are used to fund losses below these amounts. Above these amounts, the company purchases commercial insurance. The company maintains other insurance programs as appropriate. The company believes the insurance programs, policy limits and deductibles are appropriate for the risks associated with its business and in line with coverage available in the market.

Who Are Our Employees?

      The total number of people we employ varies significantly on a seasonal basis, from approximately 14,800 in the winter months to several thousand more during the peak months of the summer. Measured at December 31, 2003, we employed approximately 14,800 people, including 2,650 individuals operating the managed assets.

      As of December 31, 2003 (including managed assets), the cement and cement-related products employed approximately 1,600 hourly workers and 2,000 salaried workers; construction materials employed over 7,000 hourly and nearly 3,000 salaried workers; gypsum had approximately 200 hourly and 500 salaried employees. The corporate offices comprised approximately 450 salaried employees. Of the workers operating the managed assets, close to 2,000 were hourly employees.

      The following section details the status of collective bargaining agreements in each business. Overall, we consider our relations with our employees to be good.

Construction Materials

      In the Eastern U.S. region we have 25 collective bargaining agreements with 6 major labor unions. In 2003 we concluded negotiation of an initial agreement with 1 new bargaining unit and began bargaining with 3 others. Of the 8 agreements expiring in 2004, we have successfully completed one agreement. This agreement is significant in that it is the first in which Ready-Mix drivers are compensated on a pay-by-load rather than hourly basis. Additionally we are in negotiations with a newly formed bargaining unit which went on strike for

7 days in December 2003. We expect the balance of the 2004 negotiations to be completed by end of the third quarter without disruption.

      In the Western U.S., our hourly workforce is covered by 25 collective bargaining agreements with three major labor unions. During 2003, one collective bargaining and benefit agreement was successfully negotiated with union bargaining groups. In 2003, our employees in the western U.S. switched from health and dental insurance plans provided by the Teamsters to the company’s plan. There were no work stoppages during 2003.

      There are 122 collective agreements in our Construction Materials Operations in Eastern Canada. Employees are represented by, and bargaining relationships are maintained with, ten different trade union organizations. For the non-union hourly workforce, employee relations are maintained through a direct relationship with local management in the respective business units. In 2003, thirty agreements expired and came due for renewal, and there was no industrial disruption through either strike and/or lockout during the year. Twenty four of these thirty agreements were concluded in 2003, while negotiations are ongoing for the remaining six.

      For 2004, another 31 collective agreements will come due for renewal. Five of these agreements are in Quebec and one renewal will take place in New Brunswick. The remainder of the renewals will occur in the Province of Ontario. We do not foresee any major disruption in 2004 as a result of work stoppages.

      In Western Canada, there are 55 collective agreements with a variety of different unions. Ten agreements are negotiated through multi-employer associations. During 2003, 13 collective bargaining agreements were successfully re-negotiated without labor disruption. We continue to negotiate 8 collective bargaining agreements (including 5 multi-employer agreements) that expired during 2003, with no work stoppage anticipated. During 2004, a further 17 collective bargaining agreements will expire. These agreements are expected to be renewed without labor disruption.

Cement and Cement-Related Products

      The majority of our U.S. hourly employees are represented by labor unions. During 2003, labor agreements were negotiated at the Duluth, Minnesota; Superior, Wisconsin; Toledo, Ohio; Oswego, New York; and Chicago, Illinois distribution terminals. During 2004, labor agreements will expire at the Sugar Creek, Missouri and the Paulding, Ohio cement plants. In addition the contract at the East Chicago, Indiana slag plant and the distribution agreement at Saginaw, Michigan will also expire. We expect the negotiations to be successfully concluded without work stoppages.

      Substantially all of our Canadian hourly employees are covered by labor agreements. In 2003, the collective agreements for our plants at Woodstock, Ontario and Kamloops, British Columbia have been renewed without any work stoppage. In 2004 the Richmond, British Columbia plant and the Edmonton, Alberta terminal are up for renewal. These agreements are expected to be renewed without labor disruption.

Gypsum

      Approximately half of gypsum’s hourly employees are covered by labor agreements. Both our Silver Grove, Kentucky and Palatka, Florida facilities have non-union workforces. Our relationship with our employees is good at these facilities.

      We successfully completed negotiations to renew contracts with two unions at our Buchanan, New York plant. The new agreements expire in 2007. We also have an agreement with the union in Newark that extends through 2007. We consider relations with our hourly employees to be good.

      All of our hourly employees at our Corner Brook, Newfoundland drywall manufacturing facility will be covered by a new labor agreement that is currently in negotiation. Our relationship with employees in our Canadian facilities is good.

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

      Many of our cement manufacturing plants produce cement kiln dust (“CKD”) as a by-product. To date, CKD has been excluded from regulation as a hazardous waste under RCRA. After several years of reviewing potential CKD regulatory options, EPA proposed a state CKD management approach. If finalized by EPA, this approach could result in no formal federal regulation of CKD. EPA, however, would provide guidance to states under a state CKD management approach. We regularly assess our CKD management practices in both the U.S. and Canada to minimize our potential costs of our CKD production. We have voluntarily taken certain remedial steps and employed certain industry best practices to manage our CKD. We also routinely assess and modify our process operations, evaluate and use alternative raw materials, and implement new technologies in an attempt to reduce the generation of CKD.

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

      In the late 1990’s, the EPA apparently changed its interpretation of certain Clean Air Act new source review/ permitting rules relating to changes in fuel employed in certain U.S. operations, including those of cement companies. Under the previous interpretation, use of new fuels was exempt from new source review/ permitting requirements if the plant at which new fuels are used was physically capable of using such new fuels before January 6, 1975. Several of our cement plants changed fuels in the early 1990’s (e.g. to petroleum coke or to a coal/ coke mixture). The EPA now contends that an exemption for fuel changes is not available unless the plant at which the fuel change occurs was built with the express intention of accommodating the alternate fuel. In 2003, we responded to requests for information from the EPA concerning changes in fuel at our cement plants in Alpena, Michigan and Joppa, Illinois and have held informal discussions with the EPA concerning new source review compliance at all of our U.S. cement plants. At this time, we cannot predict the impact that the EPA’s apparent new rule interpretation may have on our financial position, results of operations or liquidity, or our operations in the future.

      In 1997, the EPA promulgated revisions to two National Ambient Air Quality Standards (“NAAQS”) under the Clean Air Act. These revisions (regulation of particles 2.5 microns or less in diameter and of photochemical oxidants — ozone - emissions) are of potential concern to our operations. Subsequently, the U.S. Court of Appeals for the District of Columbia refined how EPA is to regulate fine particulates by level of size: less than 2.5 microns, between 2.5 and 10 microns, and over 10 microns. The regulations will require states to collect and analyze data over several years to determine whether or not they comply with the fine particulate standards. Non-compliant states must modify their air quality implementation plans to meet the new standards. States have until 2007 to submit applicable plans to the EPA, and compliance is not required until sometime between 2010 and 2012. As required by the Clean Air Act, the EPA is presently reconsidering the fine particulate NAAQS and a schedule for future revisions thereto. We do not know when revised NAAQS will be issued, whether the states in which we operate will be able to meet new standards, how non-compliant states will modify their implementation plans and how required compliance may impact our operations.

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

      Global climate change, or CO2 stabilization/ reduction, remains an issue for large manufacturing companies like us. Given the cement industry’s significant use of coal and petroleum coke and that the cement manufacturing process releases CO2 from the calcining of limestone, the consequences of CO2 reduction measures are potentially significant, including potential raw material and production limitations and/or fuel-use or carbon fuel taxes. The Canadian cement industry, including Lafarge Canada, entered into a voluntary commitment with the Canadian government to annually improve energy efficiency by approximately 1 percent per ton of clinker from 1990 to 2005. So far, we have been able to meet this commitment. While the U.S. indicated in 2001 that it would not be a party to the Kyoto Protocol, the Canadian government ratified the protocol in December 2002. Should Russia ratify the protocol, it will go into full force and effect. The Canadian cement industry is now discussing with the Canadian government how the protocol might be implemented for the cement sector through some form of industry commitment. In the U.S. the Portland Cement Association member companies, including Lafarge, have voluntarily committed to reduce CO2 produced per ton of cement-related materials by 10 percent between 1990 and 2020. We cannot predict the impact that global climate change or CO2 stabilization/ reduction initiatives may have on our operations in the future.

      Like many U.S. and Canadian industrial companies, we have been involved in remedial actions to clean up or to close historical waste disposal and/or contaminated sites. As described under Item 3 Legal Proceedings, we are currently involved in the remediation of one such site. From time to time, we also have initiated voluntary clean-up activities at certain of our properties to mitigate long-term liability exposure and/or in connection with the sale of property. Further, we periodically review our properties to determine whether remediation actions may be required and whether our accruals for such remediation are adequate.

      For the years ended December 31, 2003, 2002 and 2001, our capital expenditures and remediation expenses for environmental matters were not material to our financial position, results of operations or liquidity. Further, no enforcement matters were initiated or resolved during, or remained outstanding at the end of, the year ended December 31, 2003 that we believe will materially affect our financial position, results of operations or liquidity. However, our expenditures for environmental matters have increased and are likely to increase in the future. Because of the complexity of environmental laws, differing environmental requirements in the U.S. and Canada, and uncertainties surrounding environmental compliance, permitting, technology and related matters, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial position, results of operations or liquidity.

      We record environmental accruals when it is probable that we have incurred a reasonably estimable liability. Environmental accruals are based on internal studies and estimates, including estimates of shared third party liability. We adjust accruals when further information or additional studies warrant. Environmental accruals generally are undiscounted estimates of required remediation costs, without offset of potential insurance or other recoveries. When such recoveries become probable, we reflect such amounts as receivables in our financial statements, rather than netting them against the recorded liability. Recorded environmental liabilities at December 31, 2003 are not material to us and while we believe the possibility of incurring material environmental liabilities in excess of recorded amounts is remote, we may incur environmental costs in excess of amounts recorded at December 31, 2003.

Executive Officers of the Company

      The following sets forth the name, age and business experience for the last five years of each of our executive officers and indicates all positions and offices with Lafarge held by them.

Name	Position	Age

Bertrand P. Collomb	Chairman of the Board	61
Bernard L. Kasriel	Vice Chairman of the Board	57
Philippe R. Rollier	President and Chief Executive Officer	61
Dominique Calabrese	Executive Vice President and President —	48
	Eastern Lafarge Construction Materials
Thomas G. Farrell	Executive Vice President and President —	47
	Western Lafarge Construction Materials
Jean-Marc Lechêne	Executive Vice President and President —	45
	Cement Operations
James J. Nealis III	Executive Vice President — Human Resources	56
Larry J. Waisanen	Executive Vice President and Chief	53
	Financial Officer
Yvon Brind’Amour	Senior Vice President and Controller	46
Todd W. Cunningham	Senior Vice President — Strategy and	41
	Development
L. Philip McClendon	Senior Vice President — General Counsel	61
	and Secretary
Isaac Preston	Senior Vice President and President —	44
	Gypsum Division

      Bertrand P. Collomb was appointed to his current position in January 1989. He has also served as Chairman of the Board of Lafarge S.A. since August 1989. He served as Chief Executive Officer of Lafarge S.A. from August 1989 to May 2003. From January 1989 to August 1989 he was Vice Chairman of the Board and Chief Operating Officer of Lafarge S.A., and from 1987 until January 1989 he was Senior Executive Vice President of Lafarge S.A. He served as Vice Chairman of the Board and Chief Executive Officer of Lafarge from February 1987 to January 1989.

      Bernard L. Kasriel was appointed to his current position in May 1996. He has also served as Vice Chairman of Lafarge S.A. since January 1995 and as Chief Executive Officer of Lafarge S.A. since May 2003. He also served as Chief Operating Officer of Lafarge S.A. from January 1995 to May 2003. Prior to that he served as Managing Director of Lafarge S.A. from 1989 to 1994, Senior Executive Vice President of Lafarge S.A. from 1987 to 1989 and Executive Vice President of Lafarge S.A. from 1982 until 1987.

      Philippe R. Rollier was appointed to his current position effective May 2001. He has also served as Executive Vice President of Lafarge S.A. since 1999. He served as Regional President of Lafarge S.A. — Central Europe and CIS for Cement, Aggregates and Concrete, from 1995 to 2001.

      Dominique Calabrese was appointed to his current position in March 2002. Before that he served as Senior Vice President, Performance and Strategy for the Aggregate and Concrete Division at Lafarge S.A. from August 1999 to March 2002. Prior to that, from January 1995 to July 1999, he served as Senior Vice President and President of Lafarge Construction Materials Eastern Canada Region.

      Thomas G. Farrell was appointed to his current position in March 2002. He previously served as Chief Executive Officer of Lafarge S.A.’s operations in India from 1998 to March 2002. From 1996 to 1998, he served as Vice President/ General Manager of the Southern Alberta Division of Lafarge’s Construction Materials Western Canada Region, and from 1992 to 1996, he served as Vice President/ General Manager for an operating unit of Lafarge Betons Granulats in France. Mr. Farrell joined Lafarge S.A. in 1990, serving as Vice President of Strategy until 1992.

      Jean-Marc Lechêne was appointed to his current position in January 2002. He previously served as Senior Vice President and President — Canadian Cement Operations from September 1999 to December 2001. Prior to that he served as Executive Vice President of Lafarge S.A.’s cement operations in China from March 1996 to September 2000, and as Senior Vice President Cement Strategy of Lafarge S.A. from November 1993 to March 1996.

      James J. Nealis III was appointed to his current position effective February 2004. Prior to that he was Senior Vice President — Human Resources from January 1999 to January 2004. From August 1996 to December 1998 he served as Vice President — International Human Resources for Lafarge S.A. From January 1994 to August 1996 he served as Vice President — Human Resources, Cement Group.

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

      Yvon Brind’Amour was appointed to his current position in February 2004. Prior to that he was Vice President and Controller from January 2002 to January 2004. From July 1999 to December 2001 he served as Vice President and Controller — Canadian Cement Operations. Prior to joining Lafarge, he was Vice President — Finance of Astec Advanced Power Services from December 1998 to July 1999, and was Vice President — Finance (Europe) of Moore Corp. from November 1995 to November 1998, and with Nortel Networks from 1980 to 1995 in positions of increasing responsibility in finance and human resources.

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

      Isaac Preston was appointed to his current position in June 2002. He served as Senior Vice President-Division Projects of Lafarge S.A.’s Gypsum Division from August 1999 to May 2002. From June 1997 to August 1999, he was Vice President Strategy and Development for Lafarge S.A.’s Gypsum Division. Prior to joining Lafarge, he served as Vice President of Strategy for James Hardie Industries.

      There is no family relationship between any of our executive officers. None was selected as an officer pursuant to any arrangement or understanding between him and any other person. The term of office for each executive officer expires at the first meeting of the Board of Directors after the next annual meeting of stockholders following his or her election or appointment and until his or her successor is elected and qualifies.

Available Information

      This annual report on Form 10-K, our reports on Form 10-Q and our current reports on Form 8-K are available free of charge on our website, www.lafargenorthamerica.com, as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission. In addition, we have posted our corporate governance guidelines, our code of ethics for directors, officers and employees and the charters of the Audit, Board Governance, and Management Compensation and Development Committees of our Board of Directors on our website at www.lafargenorthamerica.com. Copies of the guidelines, the code of ethics and the charters are available in print to any stockholder who requests them. Stockholders should direct any such request to L. Philip McClendon, Senior Vice President — General Counsel and Secretary, Lafarge North America Inc., 12950 Worldgate Drive, Herndon, Virginia 20170.

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

•	The Exshaw plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

•	The Kamloops limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.

•	The Wilmington gypsum drywall facility, which we idled in November 2002, is located at the Port of Wilmington, Delaware. The site is leased from Diamond State Port Corporation, an entity of the Delaware Department of Transportation. Assuming no early termination, the lease expires in November 2020.

•	The manufacturing facilities of our Newark, New Jersey plant, which we acquired in January 2002, are located on leased land from the Port Authority of New York and New Jersey under an agreement that expires in 2031.

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

      Lafarge Canada Inc.’s cement manufacturing plant limestone quarrying rights in Quebec, Nova Scotia, Ontario, Alberta and British Columbia are held under quarry leases, some of which require annual royalty payments to provincial authorities. We estimate that limestone reserves for most of our cement plants currently producing clinker will be adequate to permit production at present capacities for at least 50 years.

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

      On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri as well as damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather should be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Upon further appeal by Dunn Industrial, the Missouri Supreme Court upheld the lower appellate court’s ruling and agreed that Dunn Industrial must arbitrate its claims. In its demand for relief in the arbitration, Dunn Industrial claims damages in excess of $120.5 million. We have filed certain counter claims, and we believe that Dunn Industrial’s claims are without merit and are vigorously defending our position in the arbitration.

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

      On August 26, 2003, United States Gypsum Corporation (“USG”) filed a lawsuit against us in the United States District Court for the Northern District of Illinois alleging our infringement of a USG patent relating to the production of gypsum drywall. In the suit, USG seeks unspecified damages and certain injunctive relief relating to the patent. The suit is in the discovery stage and we are defending against USG’s allegations. We believe that this matter will not have a material impact on our financial condition.

      When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2003, liabilities recorded for the environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at December 31, 2003. However, we have concluded that the possibility of material liability in excess of the amount reported in the December 31, 2003 Consolidated Balance Sheet is remote.

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

      None during the fourth quarter ended December 31, 2003.

PART II

Item 5.     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information required in response to Item 5 is reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Management’s Discussion of Shareholders’ Equity” of this Annual Report, and is incorporated herein by reference.

      On February 20, 2004, 69,708,627 shares of Common Stock (“Common Stock”) were outstanding and held by 3,810 record holders. In addition, on February 20, 2004, 4,288,511 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 6,839 record holders.

      We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31

	2003	2002	2001	2000		1999

	(in millions except as indicated by *)
Operating results
Net sales	$3,318.9	$3,160.1	$3,323.0 (a)	$2,787.6	(a)	$2,721.6 (a)

EBIT(d)	$411.7	$400.9	$401.1	$430.7		$481.6
Interest expense, net	(53.7)	(42.7)	(47.9)	(26.9)		(44.8)
Minority interests	(7.4)	(8.4)	(7.0)	—		—
Income taxes	(133.2)	(93.1)	(112.1)	(146.4)		(161.4)

Earnings from continuing operations	217.4	256.7	234.1 (b)	257.4	(b)	275.4 (b)
Discontinued operations, net of tax	66.3	11.7	—	—		—
Change in accounting principle, net of tax	(3.2)	—	—	—		—

Net Income	280.5	268.4	234.1	257.4		275.4
Depreciation	192.8	182.2	194.2	168.3		168.3
Gain on sale of discontinued operations, net of tax	(55.2)	—	—	—		—
Other items not affecting cash	(11.7)	(26.7)	(5.2)	61.9		(45.2)

Net Cash Provided by Operations	$406.4	$423.9	$423.1	$487.6		$398.5

Net Cash Used for Investing	$83.5	$191.2	$383.2	$564.0		$390.0

Net Cash Provided (Consumed) by Financing	$(126.2)	$(85.8)	$(42.9)	$61.1		$(61.1)

Financial Condition at December 31
Working Capital	$1,083.0	$597.9	$345.4	$336.1		$626.6
Property, plant and equipment, net	2,346.0	2,217.9	2,195.1	2,122.4		1,618.3
Other assets	754.4	696.4	738.5	703.6		539.6

Total Net Assets	$4,183.4	$3,512.2 (c)	$3,279.0 (c)	$3,162.1	(c)	$2,784.5 (c)

Long-term debt	715.4	$671.0	$674.6	$687.4		$710.3
Other long-term liabilities and minority	808.4	681.5	607.3	582.5		351.3
Shareholders equity	2,659.6	2,159.7	1,997.1	1,892.2		1,722.9

Total Capitalization	$4,183.4	$3,512.2	$3,279.0	$3,162.1		$2,784.5

Total Assets	$4,766.7	$4,161.8	$4,117.6	$3,902.6		$3,293.4

(a)	Net sales from continuing operations include $90.2, $94.2 and $99.5 for the years ended December 31, 2001, 2000 and 1999, respectively, related to the divested operations of Lafarge Florida Inc. (unaudited).

(b)	Earnings from continuing operations include $11.4, $13.0 and $10.7 for the years ended December 31, 2001, 2000 and 1999, respectively, related to the divested operations of Lafarge Florida Inc. (unaudited).

(c)	Net assets include the divested operations of Lafarge Florida Inc., which constitute less than 1% of total net assets.

(d)	EBIT represents earnings from continuing operations before interest expense, minority interests and income taxes and includes $19.4, $21.8 and $17.8 for the years ended December 31, 2001, 2000 and 1999, respectively, related to the divested operations of Lafarge Florida Inc. (unaudited).

	Years Ended December 31

	2003	2002	2001	2000		1999

	(in millions except as indicated by *)
Common Equity Share Information
Net income — basic*	$3.83	$3.69	$3.25	$3.51		$3.79
Net income — diluted*	$3.79	$3.64	$3.21	$3.51		$3.77
Dividends*	$0.70	$0.60	$0.60	$0.60		$0.60
Book value at December 31*	$36.11	$29.54	$27.70	$26.27		$23.55
Average shares and equivalents outstanding	73.3	72.8	72.0	73.3		72.6
Shares outstanding at December 31	73.7	73.1	72.1	72.0		73.2
Statistical Data
Capital expenditures	$173.9	$247.9	$333.2	$431.7		$315.7
Acquisitions	$16.7	$31.6	$80.6	$242.0	(e)	$58.3
Net income as a percentage of net sales*	8.5%	8.5%	7.0%	9.2%		10.1%
Return on average shareholders’ equity*	11.6%	12.9%	12.0%	14.2%		17.6%
Long-term debt as a percentage of total capitalization*	17.1%	19.1%	20.6%	21.7%		25.5%
Number of employees at December 31*	14,800	15,500	15,600	14,300		10,500
Exchange rate at December 31 (Cdn to U.S.)*	0.778	0.636	0.628	0.667		0.692
Average exchange rate for the year (Cdn to U.S.)*	0.715	0.637	0.646	0.673		0.673

(e)	Excludes preferred shares and note payable totaling $127.7 million issued in conjunction with the Warren Paving & Materials Group merger treated as non-cash financing activities for cash flow reporting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Lafarge North America produces cement, ready-mixed concrete, aggregates and gypsum drywall. Our customers are primarily construction contractors or other businesses involved in the construction industry. Our sales and earnings come from deliveries of our products or the sales of construction services, and we receive cash from our customers within normal payment terms. We are increasing our efforts to move beyond being a traditional materials provider to competing based on value. We seek to add value through the application of our industry-leading expertise, development of new high-performance materials, and creation of responsive solutions to customer problems.

      As the largest diversified supplier of construction materials in the United States and Canada, Lafarge North America operates in an industry in which capital investment decisions and financial performance are viewed from a long-term perspective. Because both the raw materials for our products and the products themselves are expensive to transport, our businesses are generally very local, with local customers and local competitors. The structure of the markets in which we compete, and the demand for individual products, vary for each business line. In general, demand for our products is influenced by national and regional economic conditions and trends in the construction industry. Also, our significant presence in northern geographic markets makes our operating results sensitive to weather conditions.

      Company management is focused primarily on two key priorities: delivering higher performance and expanding the company through disciplined growth and development. Through the application of proprietary performance programs, management seeks to leverage key strategic, operational, cost and revenue drivers in each product segment to improve the quality of our products and services, and mitigate negative cost and market pressures on our financial results. In 2003, management intensified our focus on customer orientation. Although we completed few acquisitions during the year, management continues to actively identify and evaluate opportunities for top-line growth, particularly in aggregates, that meet our financial return criteria.

Summary of 2003 Results and Outlook

      Our operating performance in 2003 benefited somewhat from the improvement in U.S. and Canadian economic growth as well as the favorable Canadian exchange rate. Low interest rates continued to stimulate residential construction, but state fiscal deficits constrained highway construction and other public projects. Our results have also been affected by weather patterns, as the unusually wet winter and record spring rainfall slowed construction and paving activities in many of our markets in the first half year of 2003. The strong improvement in market conditions in the second half of the year, combined with good operating performance in our plants, allowed us to recover almost all of the shortfall from the first half of the year by year-end as we generated 88 percent of our full year earnings in the last six months of the year.

      Overall, our income from continuing operations, before corporate and unallocated expenses, was in line with 2002. Although pension and postretirement expense increased $34.6 million, our results were also favorably impacted by the stronger Canadian dollar. Cement profitability was equal to last year as higher volumes and higher prices in Canada offset weaker U.S. cement prices and increased pension expense. Our gypsum business returned to profitability in the second half of the year for the first time since December 2000 due to a combination of price and volume increases and improved manufacturing performance. Construction materials operating income was 7 percent below last year. Profitability of the aggregate segment was in line with last year, but was offset by lower results of ready-mixed concrete, primarily due to weak conditions in western U.S. markets, as well as the negative performance and our exit from portable highway paving activities in some western states and higher pension costs.

      Net income in 2003 was $280.6 million, or $3.79 per share diluted, compared with net income of $268.4 million, or $3.64 per share diluted in 2002. There were a number of specific items affecting our earnings in both 2003 and 2002. In 2003, net income includes net income from discontinued operations of $66.3 million, or $0.90 per share diluted, compared with $11.7 million, or $0.16 per share diluted in 2002. In addition, in 2003, net income includes $11.3 million, or $0.15 per share related to a divestment gain from the relocation of the company’s Detroit, Michigan cement terminal, offset by an increase in our Canadian deferred tax provision due to the enactment in December 2003 of higher corporate tax rates in Ontario. The 2002 results contain a net gain of $28.7 million, or $0.39 per share diluted from one-time tax adjustments and a gain on the sale of the company’s Canadian paving stone business, offset by a charge for the idling of gypsum plant in Wilmington, Delaware.

      Looking forward to 2004, our earnings comparison will be negatively affected by the absence of income from discontinued operations and the $31 million pre tax gain realized on the Detroit cement terminal. Outside of these large non-operating items, management is cautiously optimistic about the company’s 2004 prospects. At this time, we anticipate that we can achieve price improvement in most of our products and markets in 2004. In addition, we expect further cost and revenue benefits in 2004 from continued implementation of our performance programs in all of our product lines. We also expect an increase in pension and post retirement expense of approximately $20 million dollars in 2004.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

MANAGEMENT’S DISCUSSION OF INCOME

      The Consolidated Statements of Income included in Item 8 of this Annual Report summarize the operating performance of Lafarge North America Inc. for the past three years. It should be noted that the discussions focus on earnings from continuing operations. Lafarge Florida Inc. (our cement import and grinding operation) was sold to Florida Rock Industries Inc. in August 2003. The Florida operations, including the gain on the sale, are shown separately in our financial statements as “discontinued operations” in both 2003 and 2002. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the table below. (See “Note 17 Segment and Related Information” in the Notes to Consolidated Financial Statements for further segment information.)

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

      Gypsum — the production and distribution of gypsum drywall and related products.

	Years ended December 31

	2003	2002	2001

	(in millions)
Net Sales from Continuing Operations
Construction materials	$2,032.5	$1,943.0	$2,073.8
Cement and cement-related products	1,198.3	1,127.2	1,238.4 (a)
Gypsum	254.3	232.7	152.4
Eliminations	(166.2)	(142.8)	(141.6)

Total	$3,318.9	$3,160.1	$3,323.0

Gross Profit from Continuing Operations
Construction materials	$335.5	$341.4	$377.1
Cement and cement-related products	384.9	368.7	399.1
Gypsum	19.3	9.6	(42.0)

Total	739.7	719.7	734.2

Operational Overhead and Other Expenses
Construction materials	(151.8)	(144.6)	(141.5)
Cement and cement-related products	(94.4)	(77.6)	(85.2)
Gypsum	(24.3)	(25.9)	(27.4)

Total	(270.5)	(248.1)	(254.1)

Income From Continuing Operations
Construction materials	183.7	196.8	235.6
Cement and cement-related products	290.5	291.1	313.9 (b)
Gypsum	(5.0)	(16.3)	(69.4)

Total	469.2	471.6	480.1
Corporate and unallocated expenses	(57.5)	(70.7)	(79.0)

Earnings from Continuing Operations before Minority Interests, Interest and Income Taxes	$411.7	$400.9	$401.1

	Years ended December 31

	2003	2002	2001

	(in millions)
Assets
Construction materials	$2,010.3	$1,872.4	$1,972.7
Cement and cement-related products	1,433.3	1,312.5	1,097.8
Gypsum	317.2	310.4	260.4
Corporate and unallocated assets	1,005.9	645.1	786.7
Discontinued Operations	—	21.4	—

Total	$4,766.7	$4,161.8	$4,117.6

(a)	Net sales from continuing operations of cement and cement-related products include $90.2 for the year ended December 31, 2001, related to the divested operations of Lafarge Florida Inc. (unaudited).

(b)	Earnings from continuing operations of cement and cement-related products before interest expense, minority interests and income taxes include $19.4 for the year ended December 31, 2001, related to the divested operations of Lafarge Florida Inc. (unaudited).

YEAR ENDED DECEMBER 31, 2003

Net Sales

      Our net sales from continuing operations increased 5 percent in 2003 to $3,318.9 million from $3,160.1 million in 2002. Demand for our products appeared to remain solid and we benefited during the third and fourth quarters from the pent up demand that built up during the first half of the year, when market conditions were particularly difficult due to poor weather. Cement, aggregate and gypsum wallboard shipments for the full year were above last year, while shipments of ready mixed concrete were flat, and asphalt and paving sales fell short of last year. When compared to 2002, our selling prices generally increased, with the exception of the U.S. cement market and our paving business. In addition, net sales benefited from continued strength of the Canadian dollar, which finished the year close to 78 cents. Excluding the exchange rate effect, net sales from continuing operations were equal to last year.

      Excluding the favorable exchange rate effect, the increase in cement and gypsum net sales was partially offset by the drop in sales of our construction materials operations. By region, U.S. net sales from continuing operations decreased to $1,882.0 million in 2003 compared to $1,935.3 million in 2002, driven by lower cement and asphalt and paving sales. Canadian net sales increased 17 percent to $1,436.9 million in 2003 (5 percent excluding the favorable exchange rate effect), primarily due to higher cement, aggregate and ready mixed concrete sales.

Construction Materials

      Net sales from construction materials operations totaled $2,032.5 million in 2003, 5 percent higher than the $1,942.9 million in 2002. Excluding the impact of favorable Canadian exchange rate, net sales were down 2 percent. Stronger sales in construction aggregates were offset by a decline in asphalt and paving sales.

      Net sales of construction aggregates were $609.8 million, 15 percent higher than 2002 (9% higher excluding the favorable exchange rate). Shipments of construction aggregates increased 2 percent in 2003 to 118.9 million tons, with U.S. volumes up 7 percent as a result of higher sales in Missouri and New Mexico as well as higher resales in the Great Lakes. Canadian volumes were 3 percent lower than 2002 levels due to lower shipments in most of our western Canadian markets as well as lower exports to the U.S. west coast. Average selling prices in 2003 were up 4 percent in Canada, in local currency, and 3 percent in the U.S. due in part to a better product mix as well as successful implementation of general price increases in most markets.

      Ready-mixed concrete sales totaled $689.6 million in 2003, up 6 percent from last year (flat to 2002, excluding the favorable exchange rate). Overall ready mix concrete shipments fell slightly to 11.0 million cubic yards with stronger demand in Canada offsetting a 12 percent volume decline in western U.S. markets. The deterioration in the construction economy in Colorado and New Mexico resulted in both lower volume and prices. Canadian volumes increased by 5 percent over 2002, with sustained project work in the energy/mining sector (Atlantic, Montreal and Vancouver). In addition, average Canadian prices (in local currency) increased by 2 percent compared to last year due to strong project pricing and higher value added sales.

      Asphalt and paving sales totaled $637.8 million in 2003, down 4 percent from 2002 (down 11%, excluding the favorable exchange rate). Asphalt and paving volumes were down 6 percent and 14 percent, respectively, in 2003 compared to prior year. Lower volumes in the U.S. were due primarily to weather in the first half of the year, weak construction activity in our principal western U.S. markets as well as our exit from our New Mexico based portable highway paving segment in the second quarter of 2003. Further contributing to lower sales was lower demand in east Canada due to a weather related slow start of the paving season and less asphalt paving content in projects.

Cement and Cement-Related Products

      Cement net sales from continuing operations increased 6 percent to $1,198.3 million in 2003 from $1,127.2 million in 2002 (up 3 percent excluding the favorable exchange rate). With strong shipments in the fourth quarter, full year sales volumes from our continuing operations in 2003 reached 13.2 million tons, up 3 percent from 2002. Sales volumes in the U.S. increased a modest 1 percent compared to 2002 while in Canada, sales volumes increased 7 percent as demand was up sharply in the western provinces. Average selling prices in Canada were up 3 percent in local currency, reflecting the impact of general price increases implemented early in the year. Prices in the U.S. declined 1 percent as the planned April price increase met with limited success and some price degradation occurred due to competitive activity in several markets.

Gypsum

      Net sales from gypsum operations increased by 9 percent to $254.3 million from $232.7 million in 2002, benefiting from strong demand as well as the impact of the price increases implemented in the second half of the year. Sales volume reached 2.1 billion square feet, an increase of 5 percent from 2002, which is in line with the increase in demand reported by the gypsum association for the markets served by our plants. The average mill net price per thousand square feet for the year was $98 compared with $96 in 2002. Prices increased significantly during the fourth quarter 2003 and a further price increase was implemented in January 2004.

Performance by Line of Business

Construction Materials

      Our construction materials operations earned $183.7 million on sales of $2.0 billion, down 7 percent from 2002 earnings of $196.8 million on sales of $1.9 billion. The favorable impact of the Canadian dollar, which contributed $10.6 million to construction materials reported profit for the year, was more than offset by an $18.7 million dollar increase in pension and post retirement costs. In addition, losses incurred in our western U.S. portable highway paving business that we exited in the first half of 2003 and lower levels of paving activities in Colorado reduced profits for the year. As a result, construction material operating income as a percentage of net sales was 9 percent in 2003 compared to 10 percent in 2002 levels.

      Construction aggregates recorded an operating income of $123.9 million in 2003, in line with last year, as higher volumes and prices were offset by increased pension expenses ($5.9 million) and higher operating costs resulting in part from weather-related inefficiencies.

      Ready mixed concrete profits declined $6.2 million to $34.7 million in 2003. Most of the shortfall was in the western U.S. as continued weak market conditions resulted in a 12 percent drop in volumes and competitive price pressures. In Canada, ready mixed concrete profits were equal to last year as a decline in eastern Canada, due largely to difficult market conditions in Toronto, was offset by improved profitability in our western Canadian operations, due to higher volumes in Vancouver and generally higher margins. Our ready mixed concrete operations were negatively impacted by an annual increase of $5.3 million in pension expense in 2003.

      Asphalt and paving operations earned $30.8 million in 2003, about $7.4 million less than in prior year. Profits in eastern Canada increased by 39% over 2002 as lower costs and improved margins offset lower volumes. Weak market conditions in the western U.S., combined with losses associated with the portable highway paving operations that we exited during the year, resulted in a significant drop in earnings in that market, more than offsetting the improvement in eastern Canada. In addition, pension expense for this product line increased $5.3 million in 2003.

Cement and Cement-Related Products

      Cement operating profit from continuing operations was $290.5 million, in line with last year. The favorable impact of the Canadian dollar was $15.5 million dollars, which offset a $15.3 million dollar increase in pension and post retirement costs. Higher volumes and higher prices in Canada were partially offset by weaker U.S. prices. In addition, margins declined as most of the increased tonnage sold in the second half of the year came out of inventory rather than incremental production. In terms of operating costs, fixed costs were lower by $3.8 million due to lower maintenance expenses as well as the absence of costs related to the start up of our new plant near Kansas City and the Bath strike in 2002. Variable costs per ton was down slightly for the year as significant improvement in fuel cost at our Exshaw plant, due to the conversion to coal from natural gas, was largely offset by a reduction in the availability and pricing of fuel quality waste used in some of our plants. Finally, the profitability of our cement-related products business declined in 2003, primarily due to lower slag results and clinker sales volumes. As a result, cement operating income from continuing operations as a percentage of net sales was 24 percent in 2003, down from 26 percent in the prior year.

Gypsum

      Our gypsum drywall operations returned to profitability starting in the second half of 2003, as we benefited from continued strong residential demand and higher prices, particularly in the fourth quarter. For the full year, the gypsum operations lost $5.0 million, an improvement of $11.3 million from 2002 due to a combination of improved manufacturing performance as well as price and volume increases. Production volumes from our two newer plants in Kentucky and Florida now account for 71 percent of total production compared to 62 percent last year. The idling of our Wilmington plant in late 2002 resulted in the anticipated 2003 cost savings of approximately $10 million. However, higher natural gas prices, increased wage rates, higher labor costs related to increased production levels in our remaining plants, as well as increased pension costs and higher depreciation expense offset the Wilmington savings in 2003. The 2002 operating loss of $16.3 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant. As a result, gypsum’s operating result as a percentage of net sales was negative 2 percent in 2003, a significant improvement over the negative 7 percent in 2002.

Selling and Administrative Expenses

      Selling and administrative expenses totaled $353.1 million in 2003 compared with $328.4 million in 2002. As a percentage of net sales, selling and administrative expenses reached 10.6 percent in 2003, an increase of 0.2 percent. The increase resulted primarily from the unfavorable impact of the Canadian dollar ($16.8 million) and higher pension expenses ($11.3 million).

Income from Managed Assets

      Income from Managed Assets amounts to $12 million in both 2003 and 2002. Gross proceeds from the management of these assets totaled $206.4 million in 2003, compared to $190.8 million in 2002. Total proceeds included billings for the annual management fee ($12.0 million in both years), as well as direct payroll, pension and post-retirement costs and allocated selling, general and administrative expenses. We are fully reimbursed for these expenses under the terms of the management agreement.

Other (Income) Expense, Net

      Other expense (income), net was income of $13.1 million in 2003 compared to expense of $2.4 million in 2002. This variation includes, among others, the absence of a $26 million provision in 2002 for the idling of our gypsum drywall plant in Wilmington, Delaware, a $4.4 million increase in gains on sale of fixed assets and a $1.1 million decrease in the cost of our accounts receivable securitization program. These favorable items were mostly offset by a $10.1 million increase in foreign exchange transaction losses and the absence of an $8.1 million reversal in 2002 of the 2001 natural gas derivative mark to market provision.

Earnings from Continuing Operations before Minority Interests, Interest and Income Taxes (EBIT)

      EBIT from continuing operations was $411.7 million in 2003 compared to $400.9 million in 2002. Improved performance of our gypsum division, a reduction in corporate and unallocated expenses of $13.2 million (mainly resulting from changes in “Other (income) expense, net”) and a $22.7 million benefit from the stronger Canadian dollar contributed to the higher earnings. These items helped offset a $34.6 million increase in pension and other post-retirement expenses.

Interest Expense

      Interest expense for the year was $54.8 million, up $2.4 million from 2002 due to the absence of $4.0 million of capitalized interest in 2003 and a $1.2 million interest expense increase from a long-term bond issued in June 2003. These were offset somewhat by a reduction in short-term interest expense due to a combination of lower debt levels and lower interest rates.

Interest Income

      Interest income was $1.1 million, a decrease of $8.6 million from 2002 as foreign exchange losses of $10.5 million on U.S. dollar investments in Canada, due to the devaluation of the U.S. dollar, offset an increase in interest from investments.

Income Taxes

      Income tax expense from continuing operations increased from $93.1 million in 2002 to $133.2 million in 2003, including an $8 million deferred tax adjustment in 2003 due to provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the sale of the Detroit cement terminal in the third quarter. The 2002 results benefited from the recognition of approximately $28 million in non-recurring tax benefits related to the reversal of a deferred tax valuation allowance ($23 million) and the favorable final settlement of various tax issues with both U.S. and Canadian authorities ($5 million) in the fourth quarter.

      Excluding these tax adjustments, the effective tax rate for 2003 was 36 percent compared with approximately 35 percent in 2002.

Net Income

      Net income was $280.6 million, or $3.79 per share diluted, compared with net income in 2002 of $268.4 million or $3.64 per share diluted.

      Net income in 2003 from continuing operations, which excludes the results of the divested Florida operations, was $217.4 million, or $2.93 per share diluted, compared with $256.7 million, or $3.48 per share diluted in 2002. The 2003 results include a net gain of $11.3 million, or $0.15 per share related to the increase in the Canadian deferred tax provision and a divestment gain from the relocation of the company’s Detroit, Michigan, cement terminal. The 2002 results contain a net gain of $28.7 million, or $0.39 per share diluted from favorable tax adjustments and a gain on the sale of the company’s Canadian paving stone business, offset by a charge for the idling of our gypsum plant in Wilmington, Delaware.

      Net income from discontinued operations for the full year 2003 was $66.3 million, or $0.90 per share diluted (including the divestment gain after tax of $58.0 million, or $0.79 per share diluted), compared with $11.7 million, or $0.16 per share diluted, in 2002.

YEAR ENDED DECEMBER 31, 2002

      The comparative information for the year 2002 has been reclassified to present the divested operations of Lafarge Florida Inc. as discontinued operations. The reclassification was not made to the 2001 financial statements as the reclassification of discontinued operations is not considered material for 2001. To facilitate comparability, we have also included relevant analysis of the performance of our cement segment between 2002 and 2001, excluding Lafarge Florida Inc. in both years.

Net Sales

      Our net sales from continuing operations decreased 5 percent in 2002 to $3,160.1 million from $3,323.0 million in 2001. Net sales decreased 2 percent when sales of $90.2 million from Lafarge Florida Inc. are excluded from 2001. The increase in gypsum net sales partially offset the drop in sales of our construction materials and cement operations. Lower construction materials sales were driven mostly by lower asphalt and paving sales and the absence of sales from recently divested operations. The decline in cement sales was due to the absence of sales from our discontinued operations in 2002. By region, U.S. net sales from continuing operations decreased to $1,935.3 million in 2002 compared to $2,023.8 million in 2001, but are flat when sales from Lafarge Florida Inc. are excluded from 2001. Canadian net sales decreased 6 percent to $1,224.7 million in 2002, primarily due to significantly lower asphalt and paving sales in the Ontario market.

      Except for gypsum drywall and Canadian aggregate and concrete volumes, sales volumes decreased in most of our product lines due to weaker demand as a result of the sluggish commercial building sector. These decreases were offset by improved pricing, which held up in most of our business lines in spite of slowing markets.

Construction Materials

      Net sales from construction materials operations totaled $1,943.0 million in 2002, 6 percent lower than the all-time high of $2,073.8 million reached in 2001, with the most significant drop coming from asphalt and paving activity. Asphalt and paving sales totaled $661.9 million, down 11 percent from 2001. Demand in Canada was lower with volumes off 23 percent compared to 2001 as a civil servants strike in Ontario resulted in a slowdown in construction activity and delays in project tendering. Further contributing to the net sales decline was slower demand in the Colorado and New Mexico highway paving markets, resulting in strong competitive project bidding activity and decreased prices and margins. Overall asphalt and paving volumes were down 17 percent for the whole year, as U.S. operations showed a smaller decline compared to Canada.

      Ready-mixed concrete sales totaled $648.5 million, down 2 percent from 2001. Overall ready mix concrete shipments were 11.1 million cubic yards in 2002, 3 percent lower than the previous year. In the U.S., volumes were down 10 percent to 5.1 million cubic yards. Excluding divested Wisconsin operations, heritage volumes in the U.S. were down 5 percent for the year, with lower volumes reported in most of our markets. In the eastern U.S., most of the shortfall occurred in the fourth quarter due to a return to normal winter weather and slowing activity in Maryland and New York. Western U.S. volumes dropped during the last half of the year as economic conditions deteriorated in Colorado and New Mexico. Average selling prices increased 2 percent during the year as increases in most of our key markets were sufficient to offset lower prices in Toronto, Colorado and New Mexico. In Toronto, a sharp decline in commercial construction and overcapacity in the industry led to a difficult pricing environment. Deterioration in the construction economy in Colorado and New Mexico resulted in both lower volume and prices.

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

Cement and Cement-Related Products

      Cement net sales declined to $1,127.2 million in 2002 from $1,238.4 million in 2001. Net sales in 2002 declined 2 percent, excluding Lafarge Florida Inc. in 2001, as improved selling prices were offset by a 4 percent shortfall in shipments. Excluding Lafarge Florida Inc. in both periods, sales volumes in 2002 reached 12.8 million tons, down 4 percent from 2001. Sales volumes in the U.S., excluding Lafarge Florida Inc., fell 14 percent in the fourth quarter as a series of winter storms hampered construction activity in the Great Lakes and eastern U.S. markets compared to mild winter weather during the last three months of 2001. In Canada, the 4 percent decline in sales volumes for the full year resulted from lower consumption in western Canada, where we have our largest market share, due in part to lower oil field activity early in the year. For the full year, average prices in the U.S., excluding Lafarge Florida Inc., increased 1 percent while average selling prices in Canada were up 4 percent in local currency, reflecting the impact of price increases implemented earlier in the year as well as favorable product mix.

Gypsum

      Net sales from gypsum operations increased by 53 percent to $232.7 million from $152.4 million in 2001. Drywall sales volumes reached 2.0 billion square feet, a 24 percent increase compared to prior year largely because of added production from the Newark, New Jersey plant that we acquired in January 2002. Shipments from heritage plants were up 10 percent for the year. Production increased at every plant in the network except at the Wilmington, Delaware facility, which was idled in the fourth quarter of 2002. Manufacturing performance continued to improve at our two state-of-the-art plants in Kentucky and Florida, which shipped 1.2 billion square feet of drywall in 2002, or 62 percent of our total production. Additionally, drywall prices averaged $95.80 per thousand square feet, a 33 percent improvement compared to last year following industry price increases in March and September. Overall, drywall demand weakened in the fourth quarter in our heritage business, and prices declined to the lower $90’s by year-end.

Performance by Line of Business

Construction Materials

      Our construction materials operations (before corporate and unallocated expenses) earned $196.8 million on sales of $1.9 billion, down from 2001 earnings of $235.6 million on sales of $2.1 billion. Asphalt and paving operations accounted for $20 million of the earnings decline, while the absence of profits from recent divestments accounted for another $9 million. The balance of the earnings decline of $10 million resulted primarily from lower earnings of our ready-mix concrete business and higher SG&A expense due in part to approximately $3 million in reorganization costs incurred during the year. While volumes generally declined in 2002, the combination of market price increases and greater focus on higher value added products enabled us to achieve year over year price improvement in most of our product lines. As a result, construction materials operating income as a percentage of net sales was 10% in 2002 compared to 11% in 2001.

      In spite of a 4 percent decline in volumes, aggregates profits for the year of $124 million equaled those in 2001 as generally higher selling prices and improved cost performance offset the negative volume impact.

      Ready mix profits declined $9 million to $40 million in 2002. This decline occurred primarily in three markets — in the western U.S., where weak market conditions throughout the second half of the year led to lower volumes; in Toronto, where competitive activity and lower commercial construction resulted in a significant drop in selling prices; and in Montreal, where we experienced a 5 month concrete truck drivers’ strike. In several other markets, the general decline in commercial construction activity contributed to a deterioration in ready mix margins in 2002 as a greater proportion of our volumes were sold to the lower margin residential construction market.

      Asphalt and paving operations earned $38 million in 2002, about $20 million less than in prior year. Margins deteriorated in Canada and the U.S. due to a significant drop in volumes (14 percent for asphalt and 20 percent for paving), the effect of which was partially offset by lower operating cost.

Cement and Cement-Related Products

      Cement operating profit from continuing operations declined 7 percent to $291.1 million in 2002. Excluding Lafarge Florida Inc.’s operating profit of $18.3 million from 2001, operating profit declined only 2 percent, in spite of lower sales volumes, as the volume shortfall and $3 million of costs associated with a six-month strike at the Bath, Ontario cement plant were partially offset by improved prices, the favorable impact on depreciation expense of a change in the estimated useful lives of our cement plants and lower fixed manufacturing costs, particularly in the area of maintenance. Overall, cement operating margin from continuing operations of 26 percent was slightly higher than the 25 percent in 2001.

Gypsum

      Our gypsum drywall operations reported an operating loss of $16.3 million, $53.1 million better than the operating loss of $69.4 million incurred in 2001. A combination of strong volume growth, 24 percent including the Newark, New Jersey facility, higher selling prices and improved operating efficiency helped the gypsum division reduce its operating loss. Average U.S. selling prices for the year were approximately $96 per msf, up from $70 in 2001. During the year, progress was made in lowering our cost structure as variable manufacturing costs per thousand square feet (msf) were 10 percent lower than 2001 while transportation and delivery costs were down 11 percent. The reduction in variable costs was primarily attributable to lower energy, paper and gypsum costs due to a combination of lower raw material prices as well as improved efficiency. These cost savings were partially offset by higher labor costs related to the higher production levels of 2002. A portion of our natural gas requirements was contracted at fixed prices for the year. In 2002, the fixed prices were higher than the market prices, resulting in a $4 million unfavorable impact on our 2002 results. The 2002 operating loss of $16.3 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant. Gypsum operating loss as a percentage of net sales was at negative 7 percent in 2002, a significant improvement compared to negative 46 percent in 2001. This improvement resulted from a significant increase in selling prices and reduced variable costs, reflecting lower energy, paper and gypsum costs due to both raw material price trends and improved efficiency.

Selling and Administrative Expenses

      Selling and administrative expenses totaled $328.4 million in 2002 compared with $314.0 million in 2001 ($311.8 excluding Lafarge Florida Inc.). As a percentage of net sales, selling and administrative expenses reached 10 percent in 2002, an increase of 1 percent (flat to 2001, excluding Lafarge Florida Inc.). The increase resulted primarily from approximately $10 million in reorganization and relocation costs incurred during the year in our businesses, as well as programs to increase bench strength and to create and improve shared services across our operations.

Goodwill Amortization

      Our 2002 operating results reflect the new Financial Accounting Standards Board (“FASB”) rules under which we are no longer permitted to amortize goodwill. The absence of goodwill amortization increased income from operations by $20.6 million in 2002 compared to 2001.

Income from Managed Assets

      Income from Managed Assets amounts to $12 million in 2002 compared to $5.6 million in 2001, which represents a full year of Blue Circle North America management fees. The significant increase ($174.4 million) in “Direct and allocated cost and expenses” to $178.8 million in 2002 reflects the hiring of virtually all of the employees of Blue Circle North America as of January 1, 2002 and an increase in other cost and expenses that are directly allocated to the Managed Assets. We are fully reimbursed for these expenses under the terms of the management agreement.

Other (Income) Expense, Net

      Other (income) expense, net was a $2.4 million expense in 2002 compared to $4.2 million ($3.6 million excluding Lafarge Florida Inc.) in 2001. This includes among others, $30.8 million divestment gains (which is $7.6 million more than in 2001), the reversal of the 2001 natural gas derivative mark to market provision of $8.1 million and a $3.7 million decrease in the cost of our accounts receivable securitization program. These favorable items were mostly offset by the $26 million provision for the idling of our gypsum drywall plant in Wilmington, Delaware.

Earnings from Continuing Operations before Minority Interests, Interest and Income Taxes (EBIT)

      EBIT from continuing operations of $400.9 million in 2002 compared to $401.1 million in 2001. EBIT, when excluding Lafarge Florida Inc. from 2001, increased $18.1 million in 2002 as improved performance of our gypsum division helped offset the decline in results of our construction materials and cement businesses. In addition, a reduction in corporate and unallocated expenses of $8.3 million was recorded in 2002. We recognized a pre-tax charge to earnings of $26 million related to the idling of our gypsum drywall plant in Wilmington, Delaware. This provision together with increased pension and other post-retirement expenses ($8.3 million) were offset by the absence of $20.6 million in goodwill amortization (under new FASB rules), the reversal of the $8.1 million derivative loss for our natural gas contracts recorded in 2001 and a $7.6 million increase in divestment gains due primarily to the sale of our paving stones business.

Interest Expense

      Interest expense for the year was $52.4 million, down $2.1 million ($1.7 million excluding Lafarge Florida Inc.) from 2001 due to a combination of lower debt and lower interest rates. Capitalized interest was $4 million in 2002, down from $11.1 million in 2001.

Interest Income

      Interest income was $9.7 million, an increase of $3.1 million from 2001 as increased cash from our Canadian operations generated higher interest income.

Income Taxes

      Income tax expense from continuing operations decreased from $112.1 million in 2001 to $93.1 million in 2002, including the recognition of approximately $28 million in favorable U.S. tax adjustments in the fourth quarter. Income tax expense in 2001, excluding Lafarge Florida Inc., was $105.6 million.

      We reversed a $23 million deferred tax valuation allowance in the fourth quarter of 2002. Considering the continued favorable long-term outlook of the U.S. market for our products, particularly in light of our ability to generate taxable income during the recent economic downturn, and our projection of future taxable income in the U.S., we have determined that there is no longer sufficient reason to believe that the related deferred tax asset will not be realized.

      In addition, a favorable tax adjustment totaling $5 million was recorded in the fourth quarter to reflect the final settlement of various issues with both U.S. and Canadian tax authorities. Excluding these tax adjustments, the effective tax rate for the full year was approximately 35 percent. This compared to an effective tax rate of 36.8 percent in 2001, excluding the favorable one-time adjustment of approximately Canadian $23 million (U.S. $15 million) in deferred tax balances due to reduction in Canadian taxes.

Net Income

      Net income improved by 15 percent to $268.4 million ($3.64 per diluted share) in 2002, despite the prolonged economic slowdown and return to normal winter weather conditions in the last three months of the year. In 2001, we recorded net income of $234.1 million ($3.21 per diluted share).

      Overall, in a difficult environment, our performance in most product lines was solid and our results demonstrate the benefits of our geographic and product line diversification. Our full year profitability held up very well in spite of a contraction of the market, and U.S. cement prices improved in spite of lower demand. Profitability and operating margins in the aggregates business were maintained and aggregate prices improved in a weaker market. Our gypsum business, while still in a loss position, significantly improved in terms of volumes, prices and costs. Our weakest performance in 2002 was in our paving business. The deterioration in the Ontario market, due largely to the civil servants strike and its related impact on project tendering, and a very competitive market place and lower demand in the western U.S. resulted in a significant deterioration in the profitability of this product line. Finally, in certain markets, such as metropolitan Toronto, metro Denver, Montreal and New Mexico our ready-mix concrete profitability suffered in 2002.

OTHER FACTORS AFFECTING THE COMPANY

Critical Accounting Policies and Estimates

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

      Goodwill – On January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 was issued in June 2001 and requires that goodwill no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. In our goodwill impairment test, we use a combination of a market approach and an income approach when determining the fair value of our reporting units. In the market approach, we compare our reporting units with similar businesses, business ownership interests or manufacturing facilities that have been sold. In the income approach, we estimate the discounted value of the expected future cash flows that we expect our reporting units to generate based on our budgets and projections. Similar to our review for impairment of long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, the evolution of expenses, economic trends in the construction sector and other factors.

      Pension Plans and Other Postretirement Benefits – The accounting for pension plans and other postretirement benefits requires us to make certain assumptions that have a significant impact on the expenses and liabilities that we recorded for pension plans and other postretirement benefits.

      The primary assumptions made to account for pension plan and other postretirement benefit expenses and liabilities are disclosed in “Note 19 Pension Plan and Other Postretirement Benefits” of the consolidated financial statements.

      The assumption for the expected long-term rate of investment return on pension plan assets is based on historical performance, current and long-term outlook and the asset mix in the pension trust funds. The discount rates reflect the rate of long term high-grade corporate bonds.

      The 2003 pension plan and other postretirement benefit expenses are impacted by the year-end 2002 assumptions for the discount rate and the return rate on assets (pension plan only). If the 2002 discount rate assumption had been lowered by one percent, 2003 pension plan and other postretirement benefit expenses would have increased by approximately $15 million. If the 2002 asset returns rate assumption had been lowered by one percent, 2003 pension plan expenses would have increased by approximately $7 million.

      We expect our pension plan and other postretirement benefit expenses to increase by approximately $20 million from 2003 to 2004, and our minimum required cash contribution to defined benefit pension plans to increase by approximately $15 million, due to both lower discount rates and a reduction in the expected return of pension plan assets. Also, an additional discretionary contribution of $43 million was made to certain Canadian defined benefit plans in February 2004.

      The Accumulated Benefit Obligation is also impacted by the 2003 discount rate. The impact of decreasing the discount rate assumption by one percent as of December 31, 2003 would have been to increase the Accumulated Benefit Obligation as of December 31, 2003 by approximately $105 million, and would have increased the Additional Minimum Pension Liability amount by approximately $102 million.

      Impairment or Disposal of Long-Lived Assets – We evaluate the recoverability of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

      We did not identify and recognize any impairment during 2003. In November 2002, an impairment was recognized in relation to the idling of the gypsum drywall plant in Wilmington, Delaware. This resulted in a $15 million asset write-off.

      Environmental Remediation Liabilities – When we determine that it is probable that a reasonably estimable liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the consolidated financial statements, without offset of potential insurance recoveries. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred.

      Revenue Recognition – Revenue from the sale of cement, cement-related products, aggregates, ready-mixed concrete, concrete products, asphalt and gypsum drywall is recorded when title and ownership are transferred upon delivery of the products. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the cost-to-cost method to determine the percentage-of-completion. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net Sales”, and costs incurred by us for shipping and handling are classified as “Cost of goods sold.”

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

      We may capitalize environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or that are incurred to mitigate or prevent future environmental contamination. We expense other environmental costs when incurred. Our environmental capital expenditures and expenses were not material for the years ended December 31, 2003, 2002 and 2001 and we do not believe that the ultimate resolution of our known environmental contingencies, for which we have recorded provisions for estimated probable liabilities, will have a material adverse effect on our financial condition, results of operations or liquidity. However, our environmental expenditures have increased over time and are likely to increase in the future. Changes to existing or new environmental laws or regulations, or interpretations thereof, may impose substantial further environmental obligations on us. Such changes may include: revised EPA Boiler and Industrial Furnaces regulations; final residual risk or maximum achievable control technology provisions governing air toxic emissions; cement kiln dust management standards or programs; revised state implementation plans regarding NOx reductions; revised state implementation plans regarding reduction of fine particulate matter particles; federal “major source” permit requirements; and implementation of the Kyoto Protocol, if ratified. We cannot presently determine the effect such changes may have on us, including the nature and amount of any required capital expenditures or other remedial actions, or on our financial condition, results of operations or liquidity.

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

Cash Flows from Operations

      The net cash provided by operations for each of the three years presented reflects our net income adjusted for non-cash items. Significant non-cash adjustments are discussed below, except for changes in working capital which are discussed in Management’s Discussion of Financial Position.

      The non-cash adjustment for depreciation, depletion and amortization in 2003 increased by $10.7 million due to assets put in service in the course of 2002 (mainly the Sugar Creek cement plant and the Chicago slag operation), offset by the change in useful lives of our Cement plants in July 2002 (6 month impact of $8.5 million decrease). The decrease of $12.0 million in 2002 was due to the absence of goodwill amortization ($20.6 million) and the change in useful lives of our cement plants in July 2002 (reduction of $8.5 million in depreciation expense), partially offset by increased depreciation related to the new Sugar Creek cement plant (put in service during 2002) and the Newark gypsum plant (acquired in January 2002). The non-cash adjustment for gain on sale of assets was relatively similar ($38.8 million in 2003 and $35.2 million in 2002), as both years were impacted by large divestment gains (Detroit cement terminal in 2003 and paving stone divestiture in eastern Canada in 2002). The impact of the gain on the sale of discontinued operations (Lafarge Florida Inc.) including related income taxes paid, is shown separately. The adjustment for “Other non-cash charges and (credits), net” in 2003 was only $5.5 million, as no significant non-recurring activity occurred in the other long-term liability accounts. In 2002 “Other non-cash charges and (credits), net” increased to $34.7 million from negative $11.2 million in 2001, mainly related to the provision of $26.0 million related to the idling of the Wilmington plant.

Cash Flows from Investing

      In 2003, net cash used for investing decreased $107.7 million compared to 2002. Capital expenditures decreased $74.0 million in 2003 largely because ongoing development projects, such as the construction of the Sugar Creek, Missouri plant and Chicago slag project, were completed in 2002. Spending on acquisitions decreased $14.8 million to $16.7 million as only a few small acquisitions were made. Purchases of short-term investments, net, increased $47.3 million from 2002, as more of the excess cash in Canada was invested in short-term investments exceeding a maturity of three months. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $71.2 million in 2003 compared to $77.0 million in 2002, as both years had significant proceeds related to the Detroit cement terminal (in 2003) and paving stone divestiture in eastern Canada (in 2002) in addition to the routine sales of surplus land and retail mobile equipment. The proceeds from the sale of discontinued operations of $123.9 million (Lafarge Florida Inc.), and related income taxes paid, are shown separately.

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

Cash Flows from Financing

      In 2003, net cash consumed by financing was $126.2 million compared to $85.8 million in 2002. This increase of $40.1 million resulted from the net repayment of short-term borrowings of $131.1 million in 2003 versus net repayment of only $65.4 million in 2002, an increase in dividends of $6.4 million and a decrease in the issuance of equity securities of $19.5 million, offset by an increase in long-term debt mainly due to the issuance of an Industrial Revenue Bond ($47 million) related to the Sugar Creek, Missouri plant.

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

      We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. These include a $300 million commercial paper facility 100% backed by a syndicated, 364-day committed bank revolver, as well as a second, $300 million multi-year committed bank revolver maturing in 2007. At December 31, 2003 and 2002, no amounts were outstanding under the multi-year facility: commercial paper borrowings as of December 31, 2003 and 2002 were zero and $125 million, respectively.

      We also have a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of December 31, 2003 and 2002, totaled $82.0 million and $143.4 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

      In 2003, the strengthening of the Canadian dollar resulted in a positive effect of $82.8 million on the cash-flow statement, directly related to the impact of exchange rate changes on the cash in Canada.

MANAGEMENT’S DISCUSSION OF FINANCIAL POSITION

      The Consolidated Balance Sheets summarize our financial position at December 31, 2003 and 2002.

      We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. As more fully described in the Notes to Consolidated Financial Statements, we primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates and have used forward treasury lock agreements in the past to hedge interest rate changes on anticipated debt issuances. The value reported for Canadian dollar denominated net assets increased from December 31, 2002 as a result of a rise in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 2003, the U.S. dollar equivalent of a Canadian dollar was $0.78 versus $0.64 at December 31, 2002. Based on 2003 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, our consolidated net assets would change by approximately 4 percent and net income would change by approximately 5 percent. Liquidity is not materially impacted, however, since Canadian earnings are considered to be permanently invested in Canada.

      Working capital, excluding cash, short-term investments, short-term borrowings, current portion of long-term debt and the impact of exchange rate changes ($52.4 million increase), decreased $24.3 million from December 31, 2002 to December 31, 2003. Receivables, net (including “Due from affiliates”), excluding an exchange rate increase of $58.7 million, increased $33.6 million primarily due to a decrease in receivables sold under our securitization program. Inventories decreased $24.4 million, excluding the exchange rate increase of $32.7 million, due to increased levels of sales in the fourth quarter of 2003 compared to 2002. Accounts payable and accrued liabilities, excluding the exchange rate increase of $43.0 million, increased $7.4 million mainly to an increase in amounts payable under our receivable sales agreement. Income taxes payable increased $21.8 million, due to stronger earnings in the fourth quarter, resulting in higher income taxes payable.

      Net property, plant and equipment decreased $22.2 million during 2003, excluding the exchange rate increase of $164.9 million, as depreciation outpaced capital expenditures. No significant acquisitions were made in 2003. Goodwill relates primarily to the Redland, Warren and Presque Isle transactions.

      Our capitalization is summarized in the following table:

	December 31

	2003	2002

Long-term debt	17.1%	19.1%
Other long-term liabilities and minority interests	19.3%	19.4%
Shareholders’ equity	63.6%	61.5%

Total capitalization	100.0%	100.0%

      No major changes in our capitalization occurred for the year ended December 31, 2003 as compared to December 31, 2002. The company’s operating cash flows are generally sufficient to provide all of the cash operating requirements, including capital expenditures, on an annual basis, although short-term debt to fund seasonal working capital needs and operating losses is incurred during the first six months of the year. The company maintains sufficient liquidity resources, including a $300 million, commercial paper line, a $200 million accounts receivable securitization line, a committed $300 million multi-year revolver, a bi-lateral committed facility of $50 million, and over $100 million in uncommitted bi-lateral bank facilities, to ensure that its cash requirements are met under any circumstances. A $250 million bond, issued in 1998 to fund an acquisition, will mature in July 2005. At maturity, the company intends to use internal cash flow, existing, committed, short-term debt capacity, or a new long-term public debt issue to repay the bond. In addition, beginning on December 29, 2005, Canadian $166.4 million (approximately $129 million) in preferred shares issued by a Canadian subsidiary in 2000, in connection with the Warren merger, will be redeemable at the option of the holder (classified as minority interest obligation). The company has sufficient liquidity in Canada, including over Canadian $700 million (approximately $550 million) in invested cash and short-term investments, to meet this potential obligation.

      Our summary of contractual obligations as of December 31, 2003 is as follows (in thousands):

		Less than
	Total	one year	2-3 years	4-5 years	>5 years

Long-term debt	$717,166	$1,775	$261,294	$200,259	$253,838
Minority interest obligations	136,808	—	136,808	—	—
Operating lease	286,700	47,300	65,000	38,600	135,800
Purchase Obligations	241,842	42,026	53,149	25,567	121,100

Total	$1,382,516	$91,101	$516,251	$264,426	$510,738

      The amounts included in the line Purchase Obligations are based upon contractual purchase obligations related to gas, power, fuel and other significant raw material commitments.

MANAGEMENT’S DISCUSSION OF SHAREHOLDERS’ EQUITY

      The Consolidated Statements of Shareholders’ Equity summarize the activity in each component of shareholders’ equity for the three years presented. In 2003, shareholders’ equity increased by $500.0 million, mainly from net income of $280.6 million, a change in the foreign currency translation adjustment of $276.8 million (resulting from a 22 percent increase in the value of the Canadian dollar relative to the U.S. dollar), and the exercise of stock options for $7.7 million. These were partially offset by dividend payments, net of reinvestments, of $45.6 million, and the recognition of a $22.3 million minimum pension liability, net of income taxes.

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

      The following table reflects the range of high and low closing prices of Common Stock by quarter for 2003 and 2002 as quoted on the New York Stock Exchange:

	Quarters Ended

	31-Mar	30-Jun	30-Sep	31-Dec

2003 Stock Prices
High	$33.88	$32.35	$35.73	$40.85
Low	$26.46	$29.14	$31.00	$34.48
2002 Stock Prices
High	$43.24	$44.70	$34.77	$32.85
Low	$37.50	$35.15	$28.40	$26.06

      Dividends are summarized in the following table (in thousands, except per share amounts):

	Years Ended December 31

	2003	2002	2001

Common equity dividends	$50,963	$43,815	$43,290
Less dividend reinvestments	(5,374)	(4,664)	(3,527)

Net cash dividend payments	45,589	39,151	39,763

Common equity dividends per share	$0.70	$0.60	$0.60

      As of the third quarter of 2003, the dividend rate was changed from 15 cents to 20 cents per quarter.

MANAGEMENT’S DISCUSSION OF SELECTED

CONSOLIDATED FINANCIAL DATA

      The Selected Consolidated Financial Data highlights certain significant trends in our financial condition and results of operations.

      In 2000, net sales increased by two percent due to acquisitions throughout our operations and improving economic conditions. In 2001, net sales increased by 19 percent mainly due to acquisitions (primarily Warren Paving & Materials Group in Canada), increased volumes from our heritage operations as well as increased average selling prices for ready-mixed concrete and aggregate and Canadian cement. These were partially offset by reduced average selling prices for cement in the U.S. and gypsum drywall. In 2002, net sales decreased 5 percent (2 percent excluding Lafarge Florida Inc.) as decreased volumes in most of our product lines, except for Gypsum, were only partially offset by price improvements. See Management’s Discussion of Income for additional details.

      Inflation rates in recent years have not been a significant factor in our net sales or earnings growth. We continually attempt to offset the effect of inflation by improving operating efficiencies, especially in the areas of productivity, energy costs, and selling and administrative expenses. We compete with other suppliers of our products in all of our markets. The ability to recover increasing costs by obtaining higher prices for our products varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

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

      Capital expenditures and acquisitions totaled $1,931.6 million over the past five years. These included: the construction of new drywall plants in Kentucky and Florida; acquisition of the Newark gypsum drywall plant; cement plant projects to increase production capacity and reduce costs, including the new Richmond, British Columbia cement plant and the Sugar Creek, Missouri cement plant; the installation of receiving and handling facilities at cement plants for substitute fuels and raw materials; the building and purchasing of additional cement distribution terminals and water transportation facilities to extend markets and improve existing supply networks; the expansion of our cement-related products operations; the expansion of asphalt, paving and aggregate operations through the merger with the Warren Paving & Materials Group; the acquisition of ready-mixed concrete plants and aggregate operations, including our acquisition of the Presque Isle quarry, Rocky Mountain Materials, Pine Hill Materials Corp., American Readi-Mix Concrete Corporation and several other small tuck-in acquisitions; and the renewal of the construction materials mobile equipment fleet.

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

Commodity Price Risk

      We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, electricity and diesel fuel. We attempt to limit our exposure to changes in commodity prices by entering into long-term contracts, increasing our use of alternative fuels, or using commodity-based derivatives. We execute commodity-based derivatives only for the purpose of hedging the economic exposure to commodity price changes, not for trading or speculative purposes.

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

      Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As such, a 10 percent change in the commodity prices for hedged items would cause a change on our December 31, 2003 consolidated net assets and the 2003 consolidated other comprehensive income by less than $5 million, net of any other impact. Such a change would have no impact on net income as our derivatives qualify as cash flow hedges with the effective portion of the fair value change reported as a component of “Accumulated Other Comprehensive Loss”.

Foreign Currency Risk

      Translation Risks – The assets, liabilities, income and expenses of our Canadian operating entities are denominated in a foreign currency. Our financial statements are presented in U.S. dollars. Thus, assets, liabilities, income and expenses denominated in currencies other than U.S. dollars must be translated into U.S. dollars at the applicable exchange rate to be included in our financial statements.

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

      At December 31, 2003 and for the year then ended, approximately 50 percent of our consolidated net assets and 41 percent of consolidated net income was attributable to subsidiaries that prepare their financial statements in Canadian dollars. As such, a 10 percent change in the U.S. dollar/ Canadian dollar exchange rate would cause a change on consolidated net assets and consolidated net income by approximately $134 million and $12 million, net of any other impact, respectively.

      Transaction Risks – We are subject to limited foreign currency exchange risks as a consequence of commercial exposures related to purchase and sale transactions in currencies other than our operating currencies. Our exposure to changes in foreign currency exchange risks related to transactions is not material.

Interest Rate Risk

      We are exposed to interest rate risk through our debt. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

      At December 31, 2003, we had no derivative instruments related to interest rates. However, on February 5, 2004, we entered into $200 million interest rate swap as disclosed in a separate paragraph below.

      Our interest rate exposure can be subdivided into the following risks:

      Price risk for fixed-rate financial assets and liabilities – By contracting a fixed-rate liability, for example, we are exposed to an opportunity cost in the event of a fall in interest rates. Changes in interest rates impact the market value of fixed-rate assets and liabilities, leaving the associated financial income or expense unchanged.

      At December 31, 2003, 96 percent of our consolidated indebtedness was at fixed rates. For a further discussion of our financial policy and interest rate exposure, see the “Note 8 Debt” of the Notes to Consolidated Financial Statements reported in Item 8 of Part II of the Annual Report, which is incorporated herein by reference.

      Cash-flow risk for floating rate assets and liabilities – Changes in interest rates have little impact on the market value of floating-rate assets and liabilities, but directly influence our future income or expense flows.

      We use variable-rate debt to finance our operations. At December 31, 2003, approximately 4 percent of our consolidated indebtedness was at variable rates, which exposes us to variability in interest payments due to changes in interest rates. As such, a one percent change in the average interest rate would have caused a change in 2003 consolidated net income of less than $1 million, net of any other impact.

      Interest rate swap in 2004 – On February 5, 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million bond, maturing in July 2013, from a fixed rate coupon of 6.9% to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43%. The initial interest rate setting is 3.6%. Subsequent interest settings will result in floating interest rates at a fixed spread of 2.43% above LIBOR.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The comparative information for the year 2002 has been reclassified to present the divested operations of Lafarge Florida Inc. as discontinued operations. The reclassification was not made to the 2001 financial statements as the reclassification of discontinued operations is not considered material for 2001. In addition, such a reclassification, if made, would require a full reaudit of the 2001 financial statements by our current auditor, Ernst & Young LLP, as the previous auditor, Arthur Andersen LLP, has ceased operations. We believe that a reaudit would have placed a significant administrative and financial burden on the company while adding no material benefit to the users of the financial statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Financial Report:
Report of Independent Auditors, Ernst & Young LLP	49
Report of Independent Public Accountants, Arthur Andersen LLP	50
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	51
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	53
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedule:
Schedule II — Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	90

All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Lafarge North America Inc.:

      We have audited the accompanying consolidated balance sheets of Lafarge North America Inc. (a Maryland corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for the years then ended. Our audit also included Financial Statement Schedule II for the years ended December 31, 2003 and 2002 on page      of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements and financial statement schedule of Lafarge North America Inc. as of December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 22, 2002 expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note 5.

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

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lafarge North America Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed above, the financial statements of Lafarge North America, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles. Also, in 2003 the Company changed its method of accounting for asset retirement obligations.

ERNST & YOUNG LLP

McLean, Virginia

January 21, 2004

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

ARTHUR ANDERSEN LLP

Vienna, Virginia
January 22, 2002

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31

	2003	2002

Assets
Cash and cash equivalents	$630,644	$351,110
Short-term investments	68,573	22,260
Receivables, net	467,840	376,066
Due from affiliates	49,187	48,662
Inventories	374,144	365,889
Deferred tax assets	41,576	42,369
Other current assets	34,250	34,472
Net current assets of discontinued operations	—	6,732

Total current assets	1,666,214	1,247,560
Property, plant and equipment, net	2,345,994	2,203,320
Goodwill, net	503,972	471,495
Other assets	250,484	224,722
Net noncurrent assets of discontinued operations	—	14,719

Total Assets	$4,766,664	$4,161,816

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$548,563	$498,144
Income taxes payable	32,907	11,059
Short-term borrowings and current portion of long-term debt	1,775	136,120
Current liabilities of discontinued operations	—	4,338

Total current liabilities	583,245	649,661
Long-term debt	715,391	671,048
Minority interests	136,808	111,516
Deferred income taxes	151,378	124,633
Other long-term liabilities	520,200	445,307

Total Liabilities	2,107,022	2,002,165

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 69.4 and 68.9 million shares, respectively)	69,359	68,885
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.3 and 4.2 million shares, respectively)	33,577	32,909
Additional paid-in capital	734,227	719,084
Retained earnings	1,882,071	1,652,477
Accumulated other comprehensive gain/(loss):
Foreign currency translation	87,836	(188,956)
Minimum pension liability	(148,404)	(126,088)
Derivative adjustment	976	1,340

Total Shareholders’ Equity	2,659,642	2,159,651

Total Liabilities and Shareholders’ Equity	$4,766,664	$4,161,816

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except amounts per common equity share)

	Years Ended December 31

	2003	2002	2001

Net Sales	$3,318,936	$3,160,094	$3,323,020
Costs and expenses:
Cost of goods sold	2,579,262	2,440,357	2,588,781
Selling and administrative	353,056	328,449	313,991
Amortization of goodwill	—	—	20,641
Income from managed assets:
Management fees and cost reimbursement	(206,431)	(190,833)	(9,704)
Direct and allocated costs and expenses	194,431	178,833	4,059
Other (income) expense, net	(13,100)	2,419	4,197
Minority interests	7,371	8,368	7,007
Interest expense	54,813	52,391	54,507
Interest income	(1,111)	(9,720)	(6,615)

Total costs and expenses	2,968,291	2,810,264	2,976,864

Earnings from continuing operations before income taxes	350,645	349,830	346,156
Income taxes	133,198	93,148	112,066

Net Income from continuing operations	217,447	256,682	234,090
Income from discontinued operations, net of tax	66,324	11,693	—
Cumulative effect of change in accounting principle, net of tax	(3,214)	—	—

Net Income	$280,557	$268,375	$234,090

Net income per share from continuing operations — basic	$2.97	$3.53	$3.25
Per share effect of discontinued operations — basic	0.90	0.16	—
Per share cumulative effect of change in accounting principle — basic	(0.04)	—	—

Net Income Per Share-Basic	$3.83	$3.69	$3.25

Net income per share from continuing operations — diluted	$2.93	$3.48	$3.21
Per share effect of discontinued operations — diluted	0.90	0.16	—
Per share cumulative effect of change in accounting principle — diluted	(0.04)	—	—

Net Income Per Share-Diluted	$3.79	$3.64	$3.21

Dividends Per Share	$0.70	$0.60	$0.60

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Years Ended December 31

	2003		2002		2001

	Amount	Shares	Amount	Shares	Amount	Shares

Common Stock
Balance at January 1	$68,885	68,885	$67,890	67,890	$67,492	67,492
Share repurchases	(28)	(28)	—	—	(905)	(905)
Issuance of shares for:
Dividend reinvestment plans	164	164	121	121	99	99
Employee stock purchase plan	82	82	55	55	66	66
Conversion of exchangeable shares	—	—	56	56	337	337
Exercise of stock options	256	256	763	763	801	801

Balance at December 31	69,359	69,359	68,885	68,885	67,890	67,890

Exchangeable Shares
Balance at January 1	32,909	4,228	32,640	4,234	34,402	4,523
Issuance of shares for:
Dividend reinvestment plan	264	8	378	10	333	10
Employee stock purchase plan	404	58	282	40	265	38
Conversion of exchangeable shares	—	—	(391)	(56)	(2,360)	(337)

Balance at December 31	33,577	4,294	32,909	4,228	32,640	4,234

Additional Paid-In Capital
Balance at January 1	719,084		684,435		690,072
Share repurchases	(839)		—		(28,065)
Issuance of shares for:
Dividend reinvestment plans	4,946		4,165		3,095
Employee stock purchase plan	3,606		4,159		1,818
Conversion of exchangeable shares	—		335		2,023
Exercise of stock options	7,430		25,990		15,492

Balance at December 31	734,227		719,084		684,435

Retained Earnings
Balance at January 1	1,652,477		1,427,917		1,237,117
Net income	280,557		268,375		234,090
Dividends — common equity interests	(50,963)		(43,815)		(43,290)

Balance at December 31	1,882,071		1,652,477		1,427,917

Accumulated Other Comprehensive Gain/(Loss)
Balance at January 1	(313,704)		(215,821)		(136,914)
Foreign currency translation adjustments	276,792		13,652		(65,694)
Minimum pension liability adjustment,net of income taxes	(22,316)		(112,875)		(13,213)
Derivative adjustment, net of income taxes	(364)		1,340		—

Balance at December 31	(59,592)		(313,704)		(215,821)

Total Shareholders’ Equity	$2,659,642		$2,159,651		$1,997,061

See the Notes to Consolidated Financial Statements

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31

	2003	2002	2001

Net Income	$280,557	$268,375	$234,090
Foreign currency translation adjustments	276,792	13,652	(65,694)
Minimum pension liability adjustment, net of income taxes	(22,316)	(112,875)	(13,213)
Derivative adjustment, net of income taxes	(364)	1,340	—

Comprehensive Income	$534,669	$170,492	$155,183

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31

	2003	2002	2001

Cash Flows from Operations
Net income	$280,557	$268,375	$234,090
Adjustments to reconcile net income to net cash provided by operations
Depreciation, depletion and amortization	192,819	182,154	194,160
Cumulative effect of change in accounting principle, net of tax	3,214	—	—
Provision for bad debts	2,106	2,921	6,106
Deferred income taxes	22,921	9,947	30
Gain on sale of assets	(38,800)	(35,181)	(24,051)
Gain on sale of discontinued operations	(93,126)	—	—
Tax on sale of discontinued operations	37,899	—	—
Other noncash charges and (credits), net	(5,515)	34,723	(11,211)
Net change in operating working capital (see Analysis below)*	4,328	(39,087)	23,941

Net Cash Provided by Operations	406,403	423,852	423,065

Cash Flows from Investing
Capital expenditures	(173,918)	(247,873)	(333,170)
Acquisitions, net of cash acquired	(16,701)	(31,566)	(80,615)
(Purchases) redemptions of short-term investments, net	(46,313)	1,004	(23,264)
Proceeds from asset dispositions	71,210	76,993	66,163
Proceeds received from sale of discontinued operations	123,891	—	—
Income tax payments on gain from sale of discontinued operations	(37,899)	—	—
Other	(3,792)	10,221	(12,350)

Net Cash Used for Investing	(83,522)	(191,221)	(383,236)

Cash Flows from Financing
Issuance (repayment) of long-term debt	39,563	(12,491)	(16,340)
Issuance (repayment) of short-term borrowings, net	(131,079)	(65,404)	23,698
Issuance of equity securities	11,777	31,249	18,442
Repurchase of common stock	(867)	—	(28,970)
Dividends, net of reinvestments	(45,588)	(39,151)	(39,763)

Net Cash Used for Financing	(126,194)	(85,797)	(42,933)

Effect of exchange rate changes	82,847	1,830	(8,539)

Net Increase (Decrease) in Cash and Cash Equivalents	279,534	148,664	(11,643)
Cash and Cash Equivalents at January 1	351,110	202,446	214,089

Cash and Cash Equivalents at December 31	$630,644	$351,110	$202,446

*Analysis of Changes in Operating Working Capital Items
Receivables, net (including “Due from affiliates”)	$(59,131)	$84,359	$(144,370)
Inventories	24,836	(21,770)	9,524
Other current assets	2,608	17,440	9,567
Accounts payable and accrued liabilities	14,713	(68,139)	74,917
Income taxes payable	21,302	(50,977)	74,303

Net Change in Operating Working Capital	$4,328	$(39,087)	$23,941

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Lafarge North America Inc., together with its subsidiaries (“Lafarge” or the “company”), is North America’s largest diversified supplier of aggregate, concrete and concrete products, cement and cement-related products, gypsum drywall, and other construction materials used for residential, commercial, institutional and public works construction. The company’s business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding the company’s operating segments and products, see “Note 17 Segment and Related Information” herein.

      Lafarge operates in the U.S. and throughout Canada, where it operates through a major subsidiary, Lafarge Canada Inc. (“LCI”). The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Lafarge’s wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with fuel quality waste as a source of energy. Lafarge S.A., a French corporation, and certain of its affiliates (“Lafarge S.A.”) own a majority of the voting securities of Lafarge, including the company’s outstanding common stock, par value $1.00 per share (the “Common Stock”), and LCI’s exchangeable preference shares (the “Exchangeable Shares”).

      Effective July 11, 2001, the company entered into an agreement with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date (the “Blue Circle Asset Management Agreement”). The Blue Circle Asset Management Agreement grants the company management authority for most of Blue Circle’s U.S. business and provides for a fixed annual management fee plus incentives for improving operating results. The management contract is renewable for one-year periods each year at the option of the company and was renewed through December 31, 2004. The assets that the company manages include five full-production cement plants; a slag grinding facility; 11 cement terminals; 15 pits and quarries for producing aggregate (crushed stone, sand and gravel); 72 ready-mixed concrete plants and several concrete block operations. A majority of the operations are situated in the southeastern U.S. These assets remain the property of Lafarge S.A. and therefore neither these assets nor their operating results are consolidated into these financial statements. Further, in conjunction with the Blue Circle Asset Management Agreement, Lafarge S.A. granted the company an option to purchase the assets being managed, anytime between July 1, 2002 and December 31, 2004, at a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which the company has less than a majority ownership are accounted for by the equity method and included in “Other assets” in the Consolidated Balance Sheets. Certain reclassifications have been made to prior years to conform to the 2003 presentation.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The company uses the U.S. dollar as its functional currency for operations in the U.S. and the Canadian dollar for LCI. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for LCI are translated using the average exchange rate during the year. Cumulative foreign currency translation adjustments of $87,836 and ($188,956) at December 31, 2003 and 2002, respectively, are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity.

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

Goodwill and Intangible Assets

      On January 1, 2002, the company fully adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 was issued in June 2001 and requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. These lives can range from three years for short-lived intangibles (such as customer lists and non-compete contracts) to more than 60 years for certain mineral rights. In accordance with SFAS No. 142’s transitional requirements, the amortization provisions were applied to goodwill and intangible assets that were recognized in acquisitions initiated after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142 effective January 1, 2002.

Impairment or Disposal of Long-Lived Assets

      The company evaluates the recoverability of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

      On November 22, 2002, Lafarge idled manufacturing operations at its gypsum drywall plant in Wilmington, Delaware. The customer base continues to be served predominantly from newer, more efficient plants in the eastern U.S. In connection with this announcement in 2002, Lafarge recorded as a component of “Other (income) expense, net” a pretax charge to earnings of approximately $26 million, which included $15 million for the write-off and impairment of assets in accordance with SFAS No. 144, and, in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, approximately $2.6 million for the termination of approximately 100 hourly and salaried employees and approximately $8.4 million for costs to restore the property. The fair value of impaired assets was determined using the expected net realizable value. As of December 31, 2003 and 2002, payments of approximately $4.7 million and $1 million had been made against the liability of $11 million, respectively. The remaining liability as of December 31, 2003 is $6.3 million.

      No other impairments were recorded for the years ended December 31, 2003, 2002 and 2001.

Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. The company implemented SFAS No. 143 on January 1, 2003. SFAS No. 143’s primary impact on us relates to our accounting for quarry reclamation obligations. Previously, the company provided for its estimated quarry reclamation obligation over the life of the quarry based on the units of production. A pre-tax charge of $4.8 million was recognized as of January 1, 2003, as the cumulative effect of the change in accounting principle for the company’s adoption of SFAS No. 143.

Environmental Remediation Liabilities

      When the company determines that it is probable that a liability for environmental matters has been incurred, an undiscounted estimate of the required remediation costs is recorded as a liability in the consolidated financial statements, without offset of potential insurance recoveries. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred.

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

Research and Development

      The company is committed to improving its manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $5.1 million, $5.1 million and $7.2 million for 2003, 2002 and 2001, respectively.

Other (Income) Expense, Net

      Other (income) expense, net consists of the following (in millions):

	Years Ended December 31

	2003	2002	2001

Gain on sale of fixed assets	$(12.2)	$(7.8)	$(8.0)
Gain on divestitures	(28.8)	(30.8)	(23.2)
Loss on the sale of receivables under our securitization program	2.3	3.4	7.1
(Gain) loss on natural gas commodity contracts	—	(8.1)	8.1
Pension and other postretirement benefits expense	10.2	15.2	6.9
Equity income	(2.5)	(0.3)	(2.8)
Expenses for restructuring	—	—	7.1
Foreign exchange transaction losses	11.0	0.9	0.3
Loss on idling of Wilmington plant	—	26.0	—
Other miscellaneous losses	6.9	3.9	8.7

Total other (income) expense net	$(13.1)	$2.4	$4.2

Interest

      The company capitalizes interest costs incurred during the construction of new facilities as an element of construction in progress and amortizes such costs over the assets’ estimated useful lives. There was no interest capitalized during 2003. Interest of $4.2 million and $11.1 million was capitalized in 2002 and 2001, respectively.

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

Net Income Per Common Equity Share

      The calculation of basic net income per common equity share is based on the weighted average number of shares of Common Stock and Exchangeable Shares outstanding in each period. The basic weighted average number of shares was (in thousands) 73,304, 72,824 and 72,043 in 2003, 2002 and 2001, respectively.

      The weighted average number of shares and share equivalents outstanding, assuming dilution from the exercise of stock options and stock warrant using the treasury stock method, was (in thousands) 74,014, 73,814 and 72,910 in 2003, 2002 and 2001, respectively.

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

      For disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation,” employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model to value the option awards in 2003, 2002, and 2001, respectively, are as follows: dividend yield of 2.0 percent, 1.5 percent, and 2.0 percent; expected volatility of 34.0 percent, 38.0 percent, and 43.0 percent; risk-free interest rates of 3.6 percent, 4.9 percent, and 4.9 percent; and expected lives of 5.1 years, 5.4 years and 5.4 years.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements for 2003, 2002 and 2001 would be as follows:

	Years Ended December 31

	2003	2002	2001

	(in thousands, except per share amounts)
Net Income
As reported	$280,557	$268,375	$234,090
Deduct fair value of stock-based employee compensation, net of tax	(7,459)	(8,288)	(6,350)

Pro forma	$273,098	$260,087	$227,740

Basic Net Income Per Share
As reported	$3.83	$3.69	$3.25
Pro forma	$3.73	$3.57	$3.16
Diluted Net Income Per Share
As reported	$3.79	$3.64	$3.21
Pro forma	$3.69	$3.52	$3.12

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The main provisions of FIN 46 are effective in financial statements for periods ending after March 15, 2004 (except for certain VIE structures that had an earlier effective date). The company does not expect this Interpretation to have an effect on the Consolidated Financial Statements.

Discontinued Operations

      On July 3, 2003, the company agreed to sell Lafarge Florida Inc. to Florida Rock Industries, Inc. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. The sale closed on August 12, 2003. The sale price of approximately $124 million resulted in a pretax gain of approximately $93 million which is included in “Income from discontinued operations, net of tax” in the consolidated statements of income for the year ended December 31, 2003.

      In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the company has reclassified the results of operations and the assets and liabilities of Lafarge Florida Inc. as discontinued operations for the years ended December 31, 2003 and 2002. As the sale of Lafarge Florida Inc. closed on August 12, 2003, there are no assets and liabilities of discontinued operations as of December 31, 2003. Because the reclassification of discontinued operations is not considered material for the year ended December 31, 2001, this reclassification was not made to the 2001 financial statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales and earnings before income tax from our discontinued Florida operations are as follows (in thousands):

	Years Ended December 31

	2003	2002	2001

			(unaudited)
Net Sales	$60,625	$91,461	$90,240
Earnings before income tax (including a divestiture gain of $93,126 in 2003)	$106,486	$19,327	$17,860

      Included in earnings before income tax are allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets to be sold. Income taxes associated with discontinued operations was $40.2 million and $7.6 million for the years ended December 31, 2003 and 2002, respectively.

      The following net assets of Lafarge Florida Inc. are classified as discontinued operations at December 31, 2002 (in thousands):

December 31
2002

Accounts receivable, net (including securitization)	$(963)
Inventories	7,590
Other current assets	105
Property, plant and equipment, net	14,719
Accounts payable and accrued liabilities	(4,338)

Net assets from discontinued operations	$17,113

Acquisitions, Dispositions and Significant Capital Developments

      On July 3, 2003, we sold our Detroit cement terminal and received $38.0 million cash plus land with a fair market value of $0.2 million. The resulting divestment gain of $31.2 million is included in “Other (income) expense, net” in the Consolidated Statements of Income. The Detroit terminal had a carrying value of $3.8 million.

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

Note 2 Receivables

      Receivables consist of the following (in thousands):

	December 31

	2003	2002

Trade and notes receivable	$296,906	$274,293
Subordinated interest in receivables	96,329	54,601
Unbilled receivables	34,893	30,065
Retainage on long-term contracts	32,197	20,603
Other receivables	38,787	24,815
Allowances	(31,272)	(28,311)

Total receivables, net	$467,840	$376,066

      The company has a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, the company agrees to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn enters into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The company services, administers and collects the receivables sold.

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

      The company has received proceeds from the sale of trade receivables totaling $1,545.0 million and $1,889.2 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the company administered $82.0 million and $143.4 million, respectively, of outstanding receivables that were sold under this arrangement. In 2003 and 2002, related fees and discounting expense of $2.3 million and $3.4 million, respectively, have been recorded as “Other (income) expense, net” in the accompanying Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $96.3 million and $54.6 million at December 31, 2003 and 2002, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of those trade receivables, their carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount available to us under our receivables securitization program is determined in the middle of each month based on our actual receivables outstanding as of the prior month end. Periodically, the amount we may borrow under the terms of the program falls below the amount borrowed for the prior month. In such cases, we reflect amounts we have borrowed in excess of amounts available at month end as a payable on our balance sheet. As of December 31, 2003 and 2002, we have amounts payable under this arrangement of $54.2 million and $42.3 million, respectively.

Note 3 Inventories

      Inventories consist of the following (in thousands):

	December 31

	2003	2002

Finished products	$213,775	$199,026
Work in process	29,516	28,960
Raw materials and fuel	60,521	68,471
Maintenance and operating supplies	70,332	69,432

Total inventories	$374,144	$365,889

      Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $64.3 million and $83.2 million at December 31, 2003 and 2002, respectively. The value of inventory calculated by the LIFO method approximates the value using the average cost method.

Note 4 Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

	December 31

	2003	2002

Land and mineral deposits	$584,088	$524,180
Buildings, machinery and equipment	3,660,084	3,287,280
Construction in progress	151,949	149,106

Property, plant and equipment, at cost	4,396,121	3,960,566
Accumulated depreciation and depletion	(2,050,127)	(1,757,246)

Total property, plant and equipment, net	$2,345,994	$2,203,320

      Depreciation expense for the years 2003, 2002 and 2001 was $184.9 million, $178.1 million and $171.4 million, respectively. On July 1, 2002, we changed, on a prospective basis, the estimated useful lives of the company’s cement assets, which reduced depreciation expense by approximately $8.5 million for 2002 ($17.0 million on an annual basis). The effect on 2002 net income (after tax) was approximately $5.6 million or $0.08 per share.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5     Goodwill

      The changes in the carrying value of goodwill, net for the years ended December 31, 2003 and 2002, are as follows (in thousands):

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total

Balance at January 1, 2003	$452,507	$12,337	$19,454	$(12,803)	$471,495
Goodwill acquired	10,315	—	—	—	10,315
Purchase accounting adjustments	215	—	—	—	215
Foreign currency translation adjustment	21,206	13	389	339	21,947

Balance at December 31, 2003	$484,243	$12,350	$19,843	$(12,464)	$503,972

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total

Balance at January 1, 2002	$451,800	$12,336	$8,335	$1,930	$474,401
Goodwill acquired (divested)	(710)	—	10,460	—	9,750
Purchase accounting adjustments	340	—	637	(14,835)	(13,858)
Foreign currency translation adjustment	1,077	1	22	102	1,202

Balance at December 31, 2002	$452,507	$12,337	$19,454	$(12,803)	$471,495

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

      The purchase accounting adjustments reflected in the change in the carrying value of goodwill for the years ended December 31, 2003 and 2002 include adjustments to the opening balance sheets of acquired entities to reflect acquired assets (primarily property) and liabilities at their fair values as of the date of acquisition. These adjustments were made within twelve months of the respective acquisitions. In addition, in the column “Corporate and Unallocated” for 2002, we recorded an adjustment for pre-existing tax contingencies associated with a past acquisition, upon the quantification of this adjustment. When we make acquisitions, certain tax contingencies may not have been finalized within the twelve month period. Once finalized, we will adjust goodwill to reflect their ultimate disposition.

      In connection with SFAS No. 142’s goodwill impairment evaluation, we performed the first step of the goodwill impairment test, which compares the fair value of the company’s reporting units with their respective carrying values, to identify potential impairment. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by management at the component level. Our reporting units are cement and cement-related products, aggregate, ready-mixed concrete, asphalt and paving and gypsum. We completed the initial evaluation during the quarter ended June 30, 2002, and determined that no goodwill impairment existed as of January 1, 2002. We performed a similar assessment as of October 31, 2003 and 2002, and determined that no goodwill impairment existed.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation from reported net income to net income adjusted to exclude goodwill amortization expense, including any tax-related benefits (in thousands, except amounts per common equity share):

	Years Ended December 31

	2003	2002	2001

Reported Income	$280,557	$268,375	$234,090
Add back amortization of goodwill, net of tax	—	—	19,710

Adjusted net income	$280,557	$268,375	$253,800

Net income per share — basic:
Reported net income	$3.83	$3.69	$3.25
Add back amortization of goodwill	—	—	0.27

Adjusted net income per share — basic	$3.83	$3.69	$3.52

Net income per share — diluted:
Reported net income	$3.79	$3.64	$3.21
Add back amortization of goodwill	—	—	0.27

Adjusted net income per share — diluted	$3.79	$3.64	$3.48

Note 6     Other Assets

      Other assets consist of the following (in thousands):

	December 31

	2003	2002

Long-term receivables	$37,715	$19,336
Investments in unconsolidated companies	31,756	30,305
Intangible and prepaid pension assets	91,255	85,359
Intangible assets, net	39,418	36,571
Property held for sale	6,099	15,994
Other	44,241	37,157

Total other assets	$250,484	$224,722

      Property held for sale is carried at the lower of cost or estimated net realizable value.

      The following tables present details of intangible assets (in thousands, except average amortization period amounts):

	December 31, 2003

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$19,254	$7,726	$11,528
Mineral rights	25,191	1,714	23,477
Non-compete contracts	4,003	2,372	1,631
Other	5,304	2,522	2,782

Total	$53,752	$14,334	$39,418

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer lists	$16,190	$6,062	$10,128
Mineral rights	24,611	1,234	23,377
Non-compete contracts	2,204	768	1,436
Other	4,344	2,714	1,630

Total	$47,349	$10,778	$36,571

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

      The amortization expense for intangible assets for the years ended December 31, 2003 and 2002 was $5.0 million and $3.7 million, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years (in thousands):

2004	$4,762
2005	$4,783
2006	$4,534
2007	$4,288
2008	$1,921

Note 7     Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31

	2003	2002

Trade accounts payable	$214,113	$186,253
Accrued payroll expense	92,555	82,680
Payable to bank under receivables sales agreement	54,241	42,353
Bank overdraft	18,537	21,461
Self insurance reserves	47,386	49,167
Other accrued liabilities	121,731	116,230

Total accounts payable and accrued liabilities	$548,563	$498,144

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8     Debt

      Debt consists of the following (in thousands):

	December 31

	2003	2002

Senior notes in the amounts of $250,000, $200,000 and $200,000, maturing in 2005, 2008 and 2013, respectively, bearing interest at fixed rates of 6.4 percent, 6.5 percent and 6.9 percent, respectively, stated net of deferred losses on forward treasury lock and original issue discount. The weighted average effective interest rate is 6.6 percent	$641,603	$639,543
Medium-term note maturing in 2006, bearing fixed rate interest at 9.58 percent	2,000	2,000
Tax-exempt bond maturing in 2037, bearing interest at a fixed rate of 5.65 percent, stated net of issue discount	46,292	—
Tax-exempt bonds maturing in various amounts between 2005 and 2026, bearing interest at floating rates that range from 1.0 percent to 1.5 percent	19,550	20,750
Short-term borrowings, including commercial paper	—	131,543
Other	7,721	13,332

Subtotal	717,166	807,168
Less short-term borrowings and current portion of long-term debt, net of deferred losses on forward treasury lock and original issue discount of $2,060	(1,775)	(136,120)

Total long-term debt	$715,391	$671,048

      The fair value of debt at December 31, 2003 and 2002, respectively, was approximately $772.1 million and $872.5 million compared with $717.2 million and $807.2 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to the company for debt of the same maturity.

      The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2008 are as follows (in thousands):

2004	$1,775
2005	252,793
2006	8,501
2007	126
2008	200,133
Thereafter	262,946
Less deferred losses on forward treasury lock and original issue discount	(9,108)

Total	$717,166

      In March 2001, the company entered into commercial paper agreements, under which the company may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At December 31, 2003, the company did not have any commercial paper outstanding under the agreements as compared to $125 million outstanding as of December 31, 2002 with a weighted-average interest rate of 1.7 percent and maturity dates ranging from 4 to 31 days. Borrowings are backed by a $300 million, syndicated, committed 364-day bank revolver which will expire in April 2004. The bank revolver requires the maintenance of certain financial ratios, among other restrictions. No other short-term borrowings were outstanding at December 31, 2003, as compared to

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.6 million at December 31, 2002, under various credit facilities with interest at variable rates (2.1 percent as of December 31, 2002).

      The company also has a syndicated, committed revolving credit facility totaling $300 million extending through April 2007. At the end of 2003, no amounts were outstanding. The company is required to pay annual commitment fees of 0.11 percent of the total amount of the facilities.

      The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At December 31, 2003, the company was in compliance with these requirements.

Note 9     Minority Interests

      Minority interests primarily consist of 166.4 million shares of no par preferred stock (the “Preferred Shares”) issued by a subsidiary of the company on December 29, 2000, in conjunction with the Warren merger. No gain or loss was recognized as a result of the issuance of these securities, and the company owned substantially all of the voting equity of the subsidiary both before and after the transaction. The holder of the Preferred Shares is entitled to receive cumulative, preferential cash dividends at the annual rate of 6.0 percent of the issue price (Canadian $166.4 million, or approximately U.S. $129 million) from 2001 to 2003, 5.5 percent of the issue price from 2004 to 2005 and 5.0 percent of the issue price thereafter. In addition, the holder may receive additional dividends based on its share of the total after-tax proceeds received by Warren from the sale of certain assets during each quarter. During 2003, 2002 and 2001, respectively, the company paid $0.2 million, $2.1 million and $0.6 million in additional dividends resulting from these sales, which are included in “Minority interests” in the accompanying Consolidated Statements of Income.

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

Note 10     Other Long-Term Liabilities

      Other long-term liabilities consist of the following (in thousands):

	December 31

	2003	2002

Accrued postretirement benefit cost	$212,057	$194,855
Accrued pension liability	219,091	177,431
Other	89,052	73,021

Total other long-term liabilities	$520,200	$445,307

      Included in Other Long-Term Liabilities-Other are asset retirement obligations. Effective January 1, 2003, the company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

      This statement required legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability, that cost is capitalized as part of the related long-lived asset. The asset is depreciated over the useful life of the asset and the liability is accreted through the date of its settlement. Most of Lafarge North America’s asset retirement obligations are incurred as reclamation liabilities related to its mining process.

      Previously, the company accrued for reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million as of January 1, 2003.

      The analysis of asset retirement obligations for the year ended December 31, 2003 is as follows (in millions):

Balance at January 1, 2003	$25.7
Accretion expense	2.0
New obligations incurred	6.5
Payments	(0.8)
Currency exchange rate impact	3.1

Balance at December 31, 2003	$36.5

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

      The company periodically enters into natural gas forward purchase agreements for a portion of its anticipated gas purchases to hedge the price risk associated with fluctuations in market prices. The forward agreements eliminate the exposure to the unfavorable impact price increases would have on natural gas purchases. As of December 31, 2003 and 2002, the company has executed outstanding forward, fixed-price supply contracts that are considered derivative instruments under SFAS No. 133. When applying the provisions of SFAS No. 133, most of these contracts qualify for the normal business exception and are not subject to hedge or mark-to-market accounting. As of December 31, 2003 and 2002 certain contracts qualify for hedge accounting, resulting in a $0.4 million loss and a $1.3 million gain, respectively net of tax, in Other Comprehensive Income. Certain outstanding contracts as of December 31, 2001, did not qualify for hedge accounting and an $8.1 million loss on these contracts is reflected in “Other (income) expense, net” in the accompanying Consolidated Statement of Income for 2001. In 2002 these contracts expired, resulting in an $8.1 million gain in “Other (income) expense, net”.

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

      At December 31, 2003, the company had reserved for issuance approximately 8.5 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under the company’s stock option program (7.1 million) and issuances pursuant to the employee stock purchase plan (1.2 million).

      In May 2003, the company announced a buyback program of Common Stock over the following 18 months. The plan allowed the company, at management’s discretion, to buy back up to $50 million of the Common Stock from time to time on the market or through privately negotiated transactions. For the year ended December 31, 2003, the company bought back approximately 28 thousand shares of Common Stock at an average cost of $30.96 per share. The Common Stock buy back program will expire in December 2004.

      In connection with the Warren merger in December 2000, the company issued a common stock warrant for $14.4 million. The warrant entitles the holder to acquire up to 4.4 million shares of Common Stock at an exercise price of $29 per share and is exercisable for a period of 10 years commencing on December 29, 2005.

Note 13     Optional Stock Dividend Plan

      The company has an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

Note 14     Stock Option and Purchase Plans

      The company maintains a fixed stock option plan and an employee stock purchase plan. Under the fixed stock option plan, directors and key employees of the company may be granted stock options that entitle the holder to receive shares of Common Stock based on the market price of the securities at the date of grant. Director’s options are exercisable based on the length of a director’s service on the Board of Directors and become fully exercisable when a director has served on the Board for over four years. Employee options vest in annual 25% increments beginning one year after the grant date. The options expire 10 years after the date of grant. There were approximately 5.0 million and 4.3 million of outstanding options at December 31, 2003 and 2002, respectively.

      The employee stock purchase plan allows substantially all employees to purchase Common Stock or Exchangeable Shares, through payroll deductions, at 90 percent of the lower of the beginning or end of the plan year market prices. During 2003, 139,380 shares were issued under the plan at a share price of $28.24; in 2002, 95,299 shares were issued under the plan at a share price of $29.46; and in 2001, 103,464 shares were issued at a price of $22.95. At December 31, 2003 and 2002, approximately $2.2 million and $2.0 million, respectively, were subscribed for future share purchases.

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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the company’s fixed stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years ended on these dates, is presented below:

	Years Ended December 31

	2003		2002		2001

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance outstanding at January 1	4,260,293	$32.59	3,978,950	$29.12	3,835,175	$27.08
Options granted	1,279,750	$29.82	1,167,500	$41.11	1,088,750	$30.09
Options exercised	(256,426)	$25.31	(762,720)	$27.90	(801,850)	$20.42
Options canceled	(146,313)	$33.88	(123,437)	$31.16	(143,125)	$30.84

Balance outstanding at December 31	5,137,304	$32.23	4,260,293	$32.59	3,978,950	$29.12

Options exercisable at December 31	2,391,104	$29.81	1,775,593	$29.94	1,716,933	$28.42

Weighted average fair value of options granted during the year		$8.66		$15.07		$11.43

      The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Shares at	Exercise	Contractual	Shares at	Exercise
Range of exercise prices	12/31/03	Price	Life	12/31/03	Price

$15.75 - $23.00	871,025	$21.91	4.81 years	684,825	$21.61
$24.13 - $29.97	2,100,129	$29.85	8.27 years	420,129	$29.86
$33.19 - $38.13	1,057,525	$36.17	4.83 years	1,032,525	$36.23
$41.05 - $43.87	1,108,625	$41.11	8.11 years	288,750	$41.11

	5,137,304	$32.23	6.94 years	2,426,229	$31.58

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Net Income from Continuing Operations Per Common Equity Share

			Per
Years ended December 31			Share
(in thousands, except per share amounts)	Income	Shares	Amount

2003
Basic
Net income from continuing operations	$217,447	73,304	$2.97

Diluted
Options		356
Stock warrant		354

Income available to common stockholders	$217,447	74,014	$2.93

2002
Basic
Net income from continuing operations	$256,682	72,824	$3.53

Diluted
Options		431
Stock warrant		559

Income available to common stockholders	$256,682	73,814	$3.48

2001
Basic
Net income from continuing operations	$234,090	72,043	$3.25

Diluted
Options		505
Stock warrant		362

Income available to common stockholders	$234,090	72,910	$3.21

      Basic net income from continuing operations per common equity share was computed by dividing net income from continuing operations by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted net income from continuing operations per common equity share assumed the exercise of in-the-money stock options and stock warrant for all years presented.

Note 16 Income Taxes

      Earnings before income taxes is summarized by country in the following table (in thousands):

	Years Ended December 31

	2003	2002	2001

U.S.	$151,086	$129,408	$143,526
Canada	199,559	220,422	202,630

Earnings from continuing operations before income taxes	$350,645	$349,830	$346,156

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes includes the following components (in thousands):

	Years Ended December 31

	2003	2002	2001

Current:
U.S.	$28,523	$9,419	$45,355
Canada	73,607	73,576	66,681

Total current	102,130	82,995	112,036

Deferred:
U.S.	23,668	4,992	6,271
Canada	7,400	5,161	(6,241)

Total deferred	31,068	10,153	30

Total income taxes	$133,198	$93,148	$112,066

      The Federal Statue of Limitations has closed for all U.S. income tax returns through 1999. The Company’s Canadian federal tax liability for all taxation years through 1997 has been reviewed and finalized by Canada Customs and Revenue Agency. During 2002, under the terms of the Canada-U.S. Income Tax Convention, an Advance Pricing Agreement was concluded among the Company, LCI and the tax authorities of Canada and the U.S. related to the pricing of certain cement sales between the Company’s operations in Canada and U.S. for the years 1995 to 2000. The Competent Authorities reached an agreement in 2000 that resulted in reductions of the above noted transfer prices and certain administrative expenses for 1986 to 1994 and granted compensating adjustments in the U.S. for the same years. Amended U.S. returns reflecting the Competent Authority compensating adjustments were reviewed by the Internal Revenue Service and approved in March 2003.

      In 2003, income tax expense was increased and in 2002 and 2001 decreased, by adjustments we made to the valuation of our deferred taxes resulting from changes in provincial tax rates in Canada. Enactments in December 2003 increased income tax expense in 2003 by approximately Canadian $11 million (approximately U.S. $7.7 million). Enactments in December 2002 and June 2001 reduced income tax expense by approximately Canadian $3 million (approximately U.S. $2 million) and Canadian $23 million (approximately U.S. $15 million) in 2002 and 2001, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of taxes at the U.S. federal income tax rate to the company’s actual income taxes is as follows (in millions):

	Years Ended December 31

	2003	2002	2001

Taxes at the U.S. federal income tax rate	$122.7	$122.3	$121.2
U.S./ Canadian tax rate differential	6.0	6.9	5.0
Canadian tax incentives	(14.2)	(14.5)	(11.7)
U.S. state and Canadian provincial income taxes, net of federal benefit	9.4	8.0	9.2
U.S. state net operating loss realization	(10.4)	—	—
Enacted tax rate changes	7.7	(2.0)	(15.2)
Dividends on the Preferred Shares	2.5	2.9	3.9
Reversal of valuation allowance	—	(23.3)	—
Transfer pricing adjustments	—	(6.2)	—
Other items	9.5	(1.0)	(0.3)

Provision for income taxes	$133.2	$93.1	$112.1

      Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31

	2003	2002

Deferred tax assets:
Reserves and other liabilities	$60,867	$56,069
Other postretirement benefits	78,848	73,139
Tax loss carry forwards	24,293	3,630
Minimum pension liability	86,581	78,792

Gross deferred tax assets	250,589	211,630
Valuation allowance	(2,155)	—

Net deferred tax assets	248,434	211,630

Deferred tax liabilities:
Property, plant and equipment	302,809	233,488
Prepaid pension asset	38,269	44,309
Other	17,158	16,097

Gross deferred tax liabilities	358,236	293,894

Net deferred tax liability	109,802	82,264
Net deferred tax asset — current	41,576	42,369

Net deferred tax liability — noncurrent	$151,378	$124,633

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the company had deferred tax assets on net operating loss carryforwards of $17.4 million in the U.S. (mainly related to state net operating loss carryforwards) and $6.9 million in Canada. The net operating loss carryforwards are limited to use in varying annual amounts through 2023.

      At December 31, 2003, cumulative undistributed earnings of LCI were $1,191.9 million. No provision for U.S. income taxes or Canadian withholding taxes has been made since the company considers the undistributed earnings to be permanently invested in Canada. Management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

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

      Lafarge’s two geographic areas consist of the U.S. and Canada for which it reports net sales, EBIT (earnings from continuing operations before minority interests, interest and income taxes), fixed assets and net assets.

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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

	Years Ended December 31

	2003	2002	2001

Net sales from continuing operations:
Construction materials:
Revenues from external customers	$2,027.8	$1,938.6	$2,073.8
Intersegment revenues	4.7	4.4	—
Cement and cement-related products:
Revenues from external customers	1,036.8	988.8	1,096.8
Intersegment revenues	161.5	138.4	141.6
Gypsum:
Revenues from external customers	254.3	232.7	152.4
Eliminations	(166.2)	(142.8)	(141.6)

Total net sales from continuing operations	$3,318.9	$3,160.1	$3,323.0

	Years Ended December 31

	2003	2002	2001

Income (loss) from continuing operations:
Construction materials (a)	$183.7	$196.8	$235.6
Cement and cement-related products (a)	290.5	291.1	313.9
Gypsum (a)	(5.0)	(16.3)	(69.4)

Total	469.2	471.6	480.1
Corporate and unallocated expenses	(57.5)	(70.7)	(79.0)

Earnings before minority interests, interest and income taxes	411.7	400.9	401.1
Minority interests	(7.4)	(8.4)	(7.0)
Interest expense, net	(53.7)	(42.7)	(47.9)

Earnings from continuing operations before income taxes	$350.6	$349.8	$346.2

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, goodwill amortization related to the Redland acquisition (2001 only), minority interests, interest, income taxes, foreign exchange gains and losses and a $26 million charge in 2002 related to idling of Wilmington plant.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2003	2002

Assets:
Construction materials	$2,010.3	$1,872.4
Cement and cement-related products	1,433.3	1,312.5
Gypsum	317.2	310.4
Corporate and unallocated assets	1,005.9	645.1
Discontinued operations	—	21.4

Total assets	$4,766.7	$4,161.8

	Years Ended December 31

	2003	2002	2001

Capital expenditures:
Construction materials	$63.3	$105.7	$126.6
Cement and cement-related products	74.0	123.0	152.2
Gypsum	16.8	7.6	34.0
Corporate and unallocated	19.8	11.6	20.4

Total capital expenditures	$173.9	$247.9	$333.2

	Years Ended December 31

	2003	2002	2001

Depreciation, depletion and amortization:
Construction materials	$92.2	$87.9	$102.0
Cement and cement-related products	77.1	74.0	73.0
Gypsum	16.9	17.6	16.5
Corporate	6.6	2.7	2.7

Total depreciation, depletion and amortization	$192.8	$182.2	$194.2

      Information concerning product net sales was as follows (in millions):

	Years Ended December 31

	2003	2002	2001

Net sales from external customers:
Cement and cement-related products	$1,036.8	$988.8	$1,096.8
Ready-mixed concrete	689.6	648.5	664.3
Aggregate	609.8	530.7	519.0
Asphalt and paving	637.8	661.9	740.0
Gypsum drywall	254.3	232.7	152.4
Other miscellaneous products	90.6	97.5	150.5

Total net sales	$3,318.9	$3,160.1	$3,323.0

      No single customer represented more than 10 percent of the company’s revenues.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information concerning principal geographic areas was as follows (in millions):

	Years Ended December 31

	2003				2002				2001

	Net		Fixed	Net	Net		Fixed	Net	Net
	Sales	EBIT(a)	Assets	Assets	Sales	EBIT(a)	Assets	Assets	Sales	EBIT(a)

U.S.	$1,882.0	$202.6	$1,461.1	$1,323.8	$1,935.3	$176.7	$1,445.5	$1,194.3	$2,023.8	$203.1
Canada	1,436.9	209.1	884.9	1,335.8	1,224.8	224.2	757.8	965.3	1,299.2	198.0

	$3,318.9	$411.7	$2,346.0	$2,659.6	$3,160.1	$400.9	$2,203.3	$2,159.6	$3,323.0	$401.1

(a)	EBIT represents earnings from continuing operations before minority interests, interest and income taxes. EBIT is reconciled to the closest GAAP measure on page 75.

      Net sales exclude intersegment revenues.

Note 18 Supplemental Cash Flow Information

      Non-cash investing and financing activities included the issuance of 172,000, 131,000 and 109,000 Common and Exchangeable Shares on the reinvestment of dividends totaling $5.4 million, $4.7 million and $3.5 million in 2003, 2002 and 2001, respectively.

      Cash paid during the year for interest and income taxes was as follows (in thousands):

	Years Ended December 31

	2003	2002	2001

Interest (net of amounts capitalized)	$54,887	$52,944	$55,851
Income taxes (net of refunds)	$124,302	$128,757	$27,923

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

      The weighted-average assumptions used to determine benefit obligations as at December 31, 2003 and 2002 were:

U.S. Plans:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount Rate	6.0%	6.8%	6.0%	7.0%
Rate of Compensation Increase	4.0%	4.0%	4.0%	4.0%
Rate of Benefit Multiplier Increase (for hourly plans)	2.0%	2.0%	N/A	N/A

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Plans:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount Rate	6.0%	6.4%	6.0%	6.4%
Rate of Compensation Increase	3.5%	3.5%	3.5%	3.5%
Rate of Benefit Multiplier Increase (for hourly plans)	3.5%	3.5%	N/A	N/A

      The weighted-average assumptions used to determine net periodic benefit cost for the years ending December 31, 2003 and 2002 were:

U.S. Plans:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount Rate	6.8%	7.8%	7.0%	7.8%
Expected long-term return on plan assets	8.5%	9.0%	N/A	N/A
Rate of Compensation Increase	4.0%	4.5%	4.0%	4.5%

Canadian Plans:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount Rate	6.4%	6.5%	6.4%	6.5%
Expected long-term return on plan assets	8.5%	9.0%	N/A	N/A
Rate of Compensation Increase	3.5%	3.5%	3.5%	3.5%

      The company’s plan weighted-average asset allocations as at December 31, 2003 and 2002 were as follows:

	Plan assets at
	December 31

	2003	2002

Equity Securities	69%	65%
Debt Securities	30%	34%
Other	1%	1%

Total	100%	100%

      The target allocation for both years was: equity, 67%; debt, 32%; other, 1%.

      The company uses a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income instruments managed by seven different specialized money managers. Investment risk and returns are monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

      The company uses the following approach in determining the assumption for the expected long-term rate of return for plan assets: Historical markets are studied and long-term historical relationships between the

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major asset classes (domestic equity, international equity and fixed-income) are projected consistent with the widely accepted capital markets principle that assets with higher volatility generate a greater return over the long run. Peer data and historical returns are reviewed to check the appropriateness of the assumption.

      The measurement date for all of the company’s defined benefit plans is December 31. In order to ensure timely reporting, actual asset values as of October 31 are used and rolled forward to December 31 using approximate returns by asset category.

      The company expects to make required cash contributions to the defined benefit plans in 2004 of approximately $55 million, although this number could be reduced somewhat by pending legislative action.

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

      In the U.S., salaried retirees and dependents under age 65 have a $2.0 million health care maximum benefit. At age 65 or over, a new lifetime maximum of $50,000 becomes effective. Lifetime maximums for hourly retirees are governed by the location and/or bargaining agreement in effect at the time of retirement. In Canada, salaried retirees and their dependents have medical coverage with no maximum lifetime. The majority of hourly retirees in Canada does not have medical coverage. Only certain Cement hourly retirees and dependents are offered medical coverage with no maximum lifetime.

      The company has decided to defer recognition of the financial impact of prescription drug coverage to be provided by the federal government under the new Medicare Prescription Drug Improvement and Modernization Act of 2003. There is not yet enough detailed guidance from the government on how the legislation will be implemented, or from the Financial Standards Accounting Board on the appropriate accounting treatment for the legislation’s impact. Based upon information available at this time, the company estimates that the legislation will reduce the company’s Accrued Postretirement Benefit Obligation by $16 - $25 million and reduce its annual Net Periodic Benefit Cost by $2 - $4 million (excluding BCNA Mirror Plans, which are reimbursed to the company).

      In Canada, both salaried and nonsalaried employees are generally eligible for postretirement life insurance benefits. In the U.S., postretirement life insurance is provided for a number of hourly employees as stipulated in their hourly bargaining agreements, but it is not provided for salaried employees, except those of certain acquired companies.

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. In 2003, the pre-65 and post-65 assumed rate was 12.0 percent in the U.S. plan, decreasing to 5.5 percent over ten years, and 9.3 percent in the Canadian plan, decreasing to 4.7 percent over seven years. In 2002, the pre-65 and post-65 assumed rate was 13.0 percent in the U.S. plan, decreasing to 5.5 percent over ten years, and 9.8 percent in the Canadian plan, decreasing to 4.7 percent over seven years. The assumed rate for Medicare health cost trends was the same as for the company’s U.S. plan.

      The following table summarizes the consolidated funded status of the company’s defined benefit retirement plans and other postretirement benefits and provides a reconciliation to the consolidated prepaid

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension asset, accrued pension liability and accrued postretirement benefit cost recorded on the company’s Consolidated Balance Sheets at December 31, 2003 and 2002 (in millions):

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Amounts recognized in the Statement of Financial Position consist of:
Prepaid asset	$70.3	$57.0	$—	$—
Accrued liability	(219.1)	(177.4)	(212.1)	(194.9)
Intangible asset	21.0	28.3	—	—
Accumulated other comprehensive income	258.1	204.9	—	—

Net amount recognized at December 31	$130.3	$112.8	$(212.1)	$(194.9)

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

Components of Net Periodic Benefit Cost:
Service cost	$31.1	$24.8	$20.0	$5.7	$4.7	$3.3
Interest cost	50.8	45.4	42.5	16.7	15.8	11.8
Expected return on plan assets	(58.6)	(63.3)	(63.7)	—	—	—
Amortization of prior service cost (gain)	3.5	3.1	0.1	(0.6)	(0.8)	(0.6)
Amortization of transition asset	—	(0.1)	2.6	—	—	—
Amortization of actuarial loss (gain)	15.4	1.1	(5.0)	2.2	0.8	—
Curtailment loss	0.1	—	—	—	—	—
Special termination benefits	1.3	0.5	4.2	1.0	0.2	0.4
Other	—	(1.5)	(1.3)	(0.3)	(1.2)	—

Net periodic benefit cost (benefit)	43.6	10.0	(0.6)	24.7	19.5	14.9
Defined contribution plan cost	12.0	9.5	7.8	—	—	—

Net retirement cost	$55.6	$19.5	$7.2	$24.7	$19.5	$14.9

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Change in Benefit Obligation:
Projected benefit obligation at January 1	$738.4	$624.1	$243.6	$192.7
Exchange rate changes	79.0	3.7	10.4	0.4
Service Cost	23.4	18.6	5.7	4.7
Interest cost	50.8	45.4	16.7	15.8
Employee contributions	4.2	3.1	—	—
Plan amendments	0.5	22.9	(3.5)	(2.2)
Assumed from Managed Assets	—	—	—	13.0
Special termination benefits	1.3	0.5	1.0	0.2
Benefits paid	(51.0)	(43.8)	(13.5)	(13.3)
Actuarial loss	68.3	63.9	37.8	32.3
Other	0.1	—	(0.3)	—

Projected Benefits Obligation at December 31	$915.0	$738.4	$297.9	$243.6

Change in Plan Assets:
Fair value of plan assets at January 1	524.8	615.7
Exchange rate changes	49.5	3.1
Actual return on plan assets	78.1	(55.1)
Employer contributions	50.9	5.4
Employee contributions	4.2	3.1
Benefits paid	(51.0)	(43.8)
Administrative expenses	(2.5)	(3.6)

Fair Value of Plan Assets at December 31	$654.0	$524.8

Reconciliation of Prepaid (Accrued) Benefit Cost:
Funded status	$(261.0)	$(213.6)	$(297.9)	$(243.6)
Unrecognized actuarial loss	364.2	298.7	88.5	50.7
Unrecognized transition asset	—	8.7	—	—
Unrecognized prior service cost	27.1	19.0	(2.7)	(2.0)

Prepaid (Accrued) Benefit Cost at December 31	$130.3	$112.8	$(212.1)	$(194.9)

Accumulated Benefit Obligation at December 31	$829.9	$666.1

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

      The table above includes the following amounts for ex-BCNA employees related to Pension Benefits (in millions):

	Years Ended
	December 31

	2003	2002

Accrued Liability	$2.3	$5.1
Intangible Asset	$1.4	$1.1
Net Periodic Benefit Cost	$4.8	$5.1
Projected Benefit Obligation	$19.2	$13.7
Fair Value of Plan Assets	$7.3	—

      The table above includes amounts for ex-BCNA employees related to Other Post-Retirement Benefits:

	Years Ended
	December 31

	2003	2002

Accrued Liability	$16.9	$14.9
Net Periodic Benefit Cost	$2.5	$1.9
Projected Benefit Obligation	$28.4	$23.4

      The Consolidated Balance Sheet as of December 31, 2003 and 2002, includes a minimum pension liability of $279.1 and $233.2 million, respectively, related to the accumulated benefit obligation in excess of the fair value of the plan assets. An intangible asset, reflecting the portion of the minimum pension liability generated from unamortized prior service costs, of $21.0 and $28.3 million is recorded as of December 31, 2003 and 2002, respectively. The balance of these amounts, net of tax is recorded under “Accumulated other comprehensive gain/(loss)” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $857.3 million, $773.3 million and $554.8 million respectively, as of December 31, 2003, and $686.0 million, $614.6 million and $439.1 million, respectively, as of December 31, 2002.

      In 2003, $1.3 million in special termination charges was incurred due to the divestment of Lafarge Florida Inc. and various miscellaneous events. In 2002, $0.5 million in special termination charges was incurred due to various miscellaneous events. In 2001, a $1.3 million special termination charge was incurred for pension enhancements triggered when affected employees at the Sugar Creek, Missouri cement plant accepted enhanced pension benefits negotiated in connection with severance arrangements related to the new cement line at the plant. Additionally, the company incurred a $2.9 million special termination charge upon the retirement of its President and Chief Executive Officer in May 2001.

      Certain employees are also covered under multi-employer pension plans administered by unions. Amounts included as service cost in the table of net retirement cost include contributions to such plans of $7.7 million for 2003, $6.2 million for 2002, and $6.5 million for 2001. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The defined contribution plan costs in the table of net retirement cost relate to thrift savings plans for eligible U.S. and Canadian employees. Under the provisions of these plans, the company matches a portion of each participant’s contribution.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point

	Increase	Decrease

Increase (decrease) in postretirement benefit obligation at December 31, 2003	$27.0	$(22.7)
Increase (decrease) in the total of service and interest cost components for 2003.	$2.5	$(2.1)

Note 20 Commitments and Contingencies

      The company leases certain land, buildings and equipment. Total expenses under operating leases was $46.3 million, $39.3 million and $34.6 million for each of the three years ended December 31, 2003, 2002 and 2001, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 2003. Such payments total $286.7 million.

	Years Ending December 31

	2004	2005	2006	2007	2008	Later Years

Operating leases	$47.3	$36.1	$28.9	$20.0	$18.6	$135.8

      The company has entered into supply agreements for the procurement of synthetic gypsum, which is utilized in the production process at its Silver Grove, Kentucky and Palatka, Florida gypsum drywall plants. Under the agreements we are required to purchase all production of certain utility companies. The agreements call for minimum annual purchases of $7.7 million over a 20-year period ending in 2020.

      The company also entered into a power supply contract for one of the cement plants. This contract calls for minimum annual purchases of approximately $14.7 million for the next 7 years.

      The company also holds miscellaneous purchase obligations related to gas, power, fuel and other significant raw material commitments.

      The company maintains captive insurance companies to fund workers’ compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience, and could change in the future.

      In the ordinary course of business, the company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. While the maximum amount to which the company may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the company’s consolidated financial position or results of operations.

      On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against the company and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit,

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dunn Industrial, the general contractor for the construction of the company’s new cement plant in Sugar Creek, Missouri, alleges that the company expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against the company and the City of Sugar Creek, Missouri as well as damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather should be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with the company that Dunn Industrial must arbitrate its claims. Upon further appeal by Dunn Industrial, the Missouri Supreme Court upheld the lower appellate court’s ruling and agreed that Dunn Industrial must arbitrate its claims. In its demand for relief in the arbitration, Dunn Industrial claims damages in excess of $120.5 million. The company has filed certain counter claims, and the company believes that Dunn Industrial’s claims are without merit and is vigorously defending its position in the arbitration.

      In June 2001, LCI paid Canadian $15.6 million (approximately U.S. $10 million), representing its share of the damages awarded to the plaintiffs in a lawsuit originating in 1992 arising from claims of building owners, and other plaintiffs regarding defective concrete foundations. In December 2002, the Ontario Court of Appeal confirmed the trial court’s decision on LCI’s insurance coverage according to which LCI is entitled to be reimbursed by its insurers for most of the damages it paid to the plaintiffs, and for most of the defense expenses and third party costs it paid in the lawsuit. In August 2003, the Supreme Court of Canada dismissed the application made by certain of LCI’s excess insurers for leave to appeal the Court of Appeal’s decision. The company has already expensed amounts that it believes will not be paid by the insurers. LCI is also involved as a defendant in a related class action initiated in 1999. Approximately 215 homeowners have joined in the class action. The company believes that any liability that LCI may incur arising from the class action (net of anticipated insurance recoveries) will not have a material adverse effect on its financial condition.

      On August 26, 2003, United States Gypsum Corporation (“USG”) filed a lawsuit against the company in the United States District Court for the Northern District of Illinois alleging the company’s infringement of a USG patent relating to the production of gypsum drywall. In the suit, USG seeks unspecified damages and certain injunctive relief relating to the patent. The suit is in the discovery stage, and the company is defending against USG’s allegations. The company believes that this matter will not have a material impact on the company’s financial condition.

      Currently, the company is involved in one matter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including the company. The company also has been named a potentially responsible party for this site. The suit alleges that in 1969 one of the company’s predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense. The company understands that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The suit has otherwise been dormant for several years. The company believes that this matter will not have a material impact on its financial condition.

      When the company determines that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2003, the liabilities recorded for the environmental obligations and other legal actions are not material to the company’s financial statements. Although the company believes its accruals for environmental liabilities and other legal actions are

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate, the company may incur costs in excess of the amounts provided at December 31, 2003. However, the company has concluded that the possibility of material liability in excess of the amount reported in the December 31, 2003 Consolidated Balance Sheet is remote.

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

Note 21 Related Party Transactions

      “Income from managed assets” for the years ended December 31, 2003, 2002 and 2001 is $12.0 million, $12.0 million and $5.6 million, respectively, of income recorded under the provisions of the Blue Circle Asset Management Agreement. The agreement also provides for reimbursement of payroll and other costs incurred by the company on the behalf of Blue Circle North America. The company charged Blue Circle North America $194.4 million, $178.8 million and $4.1 million for payroll and other cost reimbursements for the years ended December 31, 2003, 2002 and 2001, respectively. In accordance with the terms of the Blue Circle Asset Management Agreement, payments of $4.9 million and $2.5 million were made to Blue Circle North America for 2003 and 2002, respectively, as compensation for actions taken to optimize the profitability of the combined assets which benefited the company to the detriment of Blue Circle North America.

      The company is a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses incurred for these services were $4.5 million, $4.2 million and $5.8 million during 2003, 2002 and 2001, respectively. In addition, the company purchases various products from and sells various products to Lafarge S.A. Such purchases totaled $23.1 million, $40.3 million and $52.2 million in 2003, 2002 and 2001, respectively; such sales totaled $6.3 million, $4.0 million and $2.4 million in 2003, 2002 and 2001, respectively. Management believes all transactions the company conducted with Lafarge S.A. were on terms similar to those that would be obtained in transactions with unrelated parties.

      The company purchases products from and sells products to certain of its unconsolidated subsidiaries. Such purchases totaled $61.1 million in 2003, $60.2 million in 2002 and $33.3 million in 2001; such sales totaled $30.0 million in 2003, $20.7 million in 2002 and $43.3 million in 2001. The company also received dividends from certain of these affiliates of $2.5 million and $1.9 million in 2003 and 2002, respectively. Management believes all transactions with the company’s affiliates were on terms similar to those that would be obtained in transactions with unrelated parties.

      In conjunction with the Warren merger, a subsidiary of the company issued the Preferred Shares to Kilmer Van Norstrand Co. Limited (KVN) (see Note 9), on which cash dividends amounting to $7.4 million, $8.4 million and $7.0 million were paid in 2003, 2002 and 2001, respectively. KVN is 100 percent owned by a member of the company’s board of directors, his family and certain family trusts.

      The company provides certain officers and employees housing assistance loans, which generally do not bear interest. At December 31, 2003 and 2002, amounts outstanding under these loan agreements totaled $7.8 million and $7.0 million, respectively. Since July 30, 2002, no such loans have been granted to executive officers of the company.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 Quarterly Data (unaudited)

      The following table summarizes financial data by quarter for 2003 and 2002 (in millions, except per share information):

	First	Second	Third		Fourth	Total

2003
Net sales from continuing operations	$411	$862	$1,163		$883	$3,319
Gross profit (loss) from continuing operations	(36)	220	338		218	740
Net income (loss) from continuing operations	(88)	71	166		68	217
Net income from discontinued operations, net of tax	4	3	59(b	)	—	66
Net income (loss)	(86)	74	225		68	281
Net income (loss) from continuing operations per common equity share (a)
Basic	(1.20)	0.96	2.26		0.93	2.97
Diluted	(1.20)	0.96	2.24		0.91	2.93

Net income from discontinued operations per common equity share (a)
Basic	0.05	0.05	0.81(c	)	—	0.90
Diluted	0.05	0.04	0.80(c	)	—	0.90

Net income (loss) per common equity share (a)
Basic	(1.19)	1.01	3.07		0.93	3.83
Diluted	(1.19)	1.00	3.04		0.91	3.79

2002
Net sales	$427	$868	$1,076		$789	$3,160
Gross profit (loss)	(6)	226	312		188	720
Net income (loss) from continuing operations	(56)	104	140		69	257
Net income from discontinued operations, net of tax	3	3	3		3	12
Net income (loss)	(53)	107	143		71	268
Net income (loss) from continuing operations per common equity share (a)
Basic	(0.78)	1.43	1.92		0.94	3.53
Diluted	(0.78)	1.40	1.90		0.94	3.48

Net income from discontinued operations per common equity share (a)
Basic	0.04	0.04	0.04		0.04	0.16
Diluted	0.04	0.04	0.04		0.04	0.16

Net income (loss) per common equity share (a)
Basic	(0.74)	1.47	1.96		0.98	3.69
Diluted	(0.74)	1.44	1.94		0.98	3.64

(a)	The sum of these amounts may not equal the annual amount because of changes in the average number of common equity shares outstanding during the year.

(b)	In the third quarter of 2003, net income from discontinued operations, net of tax, includes the gain on sale of discontinued operations, net of tax of $58 million.

(c)	In the third quarter of 2003, net income from discontinued operations per common equity share includes $0.79 related to the gain on sale of discontinued operations.

Schedule II

LAFARGE NORTH AMERICA AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

		Additions	Deductions

			From Reserve
			for Purposes
	Balance at	Charge to	for Which
	Beginning of	Cost and	Reserve Was		Balance at End
Descriptions	Year	Expenses(2)	Created	Other(1)	of Year

Reserve applicable to current receivables
For doubtful accounts:
2003	$23,730	$2,106	$(3,546)	$1,936	$24,226
2002	$28,898	$2,921	$(8,206)	$117	$23,730
2001	$25,630	$6,106	$(2,358)	$(480)	$28,898
For cash and other discounts:
2003	$4,618	$22,722	$(20,748)	$454	$7,046
2002	$4,827	$20,307	$(20,542)	$26	$4,618
2001	$1,799	$27,139	$(24,015)	$(96)	$4,827

(1)	Primarily foreign currency translation adjustments.

(2)	Cash and other discounts are recorded as a reduction to sales.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Item 9A.	CONTROLS AND PROCEDURES

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

      There was no change in our internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The section captioned “Election of Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and is incorporated herein by reference. Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, certain information with respect to persons who are or may be deemed to be executive officers of the company is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Item 11.	EXECUTIVE COMPENSATION

      The section captioned “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The section captioned “Stock Ownership” in our Proxy Statement for the 2004 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of our securities and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections captioned “Certain Relationships and Related Transactions – Indebtedness of Management” and “Certain Relationships and Related Transactions – Transactions with Management and Others” in our Proxy Statement for the 2004 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The section captioned “Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders sets forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page

Financial Report:
Report of Independent Auditors, Ernst & Young LLP	49
Report of Independent Public Accountants, Arthur Andersen LLP	50
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	51
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	53
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedule:
Schedule II — Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	90
All other schedules are omitted because they are not applicable

3.	EXHIBITS — The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

Exhibit
Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of the company, filed May 29, 1992, as amended by the Articles of Amendment of the company dated May 8, 2001 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
3.2	Amended By-Laws of the company, amended on October 15, 2000 [incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
4.1	Form of Indenture dated as of October 1, 1989 between the company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

Exhibit
Number	Description of Exhibits

4.2	Form of Fixed Rate Medium-Term Note of the company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].
4.3	Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the Commission upon request.
9.1	Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].
9.2	Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].
10.1	Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.
10.2	Guarantee Agreement dated as of May 1, 1983 between the company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983].
10.3	Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].
10.4	Director Fee Deferral Plan of the company [incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].
10.5	1993 Stock Option Plan of the company, as amended and restated February 7, 1995 [incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].
10.6	1983 Stock Option Plan of the company, as amended and restated May 2, 1989 [incorporated by reference to Exhibit 28 to our report on Form 10-Q for the quarter ended June 30, 1989].
10.7	Optional Stock Dividend Plan of the company dated September 2000 [incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.8	Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].
*10.9	Control Option Agreement dated as of November 1, 2003 between Lafarge North America Inc. and Lafarge S.A.

Exhibit
Number	Description of Exhibits

10.10	Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].
10.11	Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].
10.12	Stock Purchase Agreement dated September 17, 1986 between the company and Lafarge Coppee, S.A. [incorporated by reference to Exhibit B to our report on Form 10-Q for the quarter ended September 30, 1986].
10.13	Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
10.14	Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].
10.15	Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].
10.16	Description of Nonemployee Director Retirement Plan of the company, effective January 1, 1989 [incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1989].
10.17	Reimbursement Agreement dated January 1, 1990 between Lafarge Coppee and the company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990]
10.18	Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].
10.19	Receivables Purchase Agreement dated as of October 13, 2000 among Sierra Bay Receivables, Inc. as Seller, Lafarge North America, as Initial Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, N.A. as Agent [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].
10.20	Receivables Sale Agreement dated as of October 13, 2000 among Lafarge North America and certain of its Subsidiaries, as Originators, and Sierra Bay Receivables, Inc. as Buyer [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].
10.21	Cost Sharing Agreement dated January 2, 1996 between Lafarge Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].

Exhibit
Number	Description of Exhibits

10.22	Marketing and Technical Assistance Agreement dated October 1, 1996 between Lafarge S.A. and the company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].
10.23	1998 Stock Option Plan of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Regulation No. 333-65897) of the company, filed with the Securities and Exchange Commission on October 20, 1998].
10.24	Credit Agreement dated as of December 8, 1998 between the company and nine separate banking institutions [incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].
10.25	Amendment dated August 1, 1998 to Nonemployee Director Retirement Plan of the company filed as Exhibit 10.16.[incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].
10.26	Non-Employee Directors’ Deferred Compensation Plan Cash or Phantom Stock Investment Options [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.27	Commercial Paper Dealer Agreement dated as of March 2, 2001 between Lafarge North America and Salomon Smith Barney Inc. concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank, N.A. [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.28	Commercial Paper Dealer agreement dated as of March 2, 2001 between Lafarge North America and SunTrust Bank concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank N.A. [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.29	Commercial Paper Issuing and Paying Agent Agreement dated as of March 2, 2001 between Citibank, N.A. and Lafarge North America [incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.30	Credit agreement dated as of March 2, 2001 among Lafarge North America as borrower, the initial lenders named therein, Citibank, N.A. as administrative agent, Salomon Smith Barney Inc. as arranger and Bayerische Landesbank Girozentrale, BNP Paribas, SunTrust Bank and Westdeustche Landesbank Girozentrale as syndication agents [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].
10.31	Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation, Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001].
10.32	Option Agreement made and entered into as of July 11, 2001 by and between Lafarge S.A. and Lafarge Corporation [incorporated by reference to Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2001].
10.33	Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 by and among Lafarge North America Inc., Lafarge S.A. and Blue Circle North America.
10.34	Lafarge North America Inc. 2002 Stock Option Plan, as amended [incorporated by reference to Exhibit 10.1 to our Report on Form 10-Q for the quarter ended March 31, 2002].

Exhibit
Number	Description of Exhibits

10.35	364-Day Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders [incorporated by reference to Exhibit 10.2 to our Report on Form 10-Q for the quarter ended March 31, 2002].
10.36	Five Year Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders [incorporated by reference to Exhibit 10.3 to our Report on Form 10-Q for the quarter ended March 31, 2002].
*21	Subsidiaries of the company.
*23	Consent of Ernst & Young LLP, independent auditors.
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Reports on Form 8-K.

On October 31, 2003, we filed a Form 8-K dated October 30, 2003, in which we announced our earnings for the fiscal quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

By:	/s/ LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President and
Chief Financial Officer

Date:  March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILIPPE R. ROLLIER Philippe R. Rollier	President and Chief Executive Officer and Director	March 12, 2004

/s/ LARRY J. WAISANEN Larry J. Waisanen	Executive Vice President and Chief Financial Officer	March 12, 2004

/s/ YVON BRIND’AMOUR Yvon Brind’Amour	Senior Vice President and Controller	March 12, 2004

/s/ BERTRAND P. COLLOMB Bertrand P. Collomb	Chairman of the Board	March 12, 2004

/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 12, 2004

/s/ PHILIPPE P. DAUMAN Philippe P. Dauman	Director	March 12, 2004

/s/ BERNARD L. KASRIEL Bernard L. Kasriel	Director	March 12, 2004

/s/ BRUNO LAFONT Bruno Lafont	Director	March 12, 2004

/s/ PAUL W. MACAVOY Paul W. MacAvoy	Director	March 12, 2004

Signature	Title	Date

/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 12, 2004

/s/ GWYN MORGAN Gwyn Morgan	Director	March 12, 2004

/s/ ROBERT W. MURDOCH Robert W. Murdoch	Director	March 12, 2004

/s/ BERTIN F. NADEAU Bertin F. Nadeau	Director	March 12, 2004

/s/ JOHN D. REDFERN John D. Redfern	Director	March 12, 2004

/s/ JOE M. RODGERS Joe M. Rodgers	Director	March 12, 2004

/s/ MICHEL ROSE Michel Rose	Director	March 12, 2004

/s/ LAWRENCE M. TANENBAUM Lawrence M. Tanenbaum	Director	March 12, 2004

/s/ GERALD H. TAYLOR Gerald H. Taylor	Director	March 12, 2004