Form 10-Q
period 2004-03-31
LAFARGE NORTH AMERICA INC
filed 2004-05-10
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     There were 70,138,567 shares of our Common Stock and 4,125,062  Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2004, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2004

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) (unaudited) – Three Months and
	Twelve Months Ended March 31, 2004 and 2003	1

	Condensed Consolidated Balance Sheets – March 31, 2004 (unaudited),
	March 31, 2003 (unaudited) and December 31, 2003	2

	Condensed Consolidated Statements of Cash Flows (unaudited) – Three Months
	and Twelve Months Ended March 31, 2004 and 2003	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURE		23

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in thousands, except per share amounts)

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Net Sales	$508,869	$411,739	$3,416,066	$3,144,787

Costs, expenses and other income:
Cost of goods sold	509,501	447,157	2,641,607	2,454,268
Selling and administrative	90,600	82,004	361,651	337,327
Income from managed assets:
Management fees and cost reimbursement	(55,750)	(50,179)	(212,002)	(193,183)
Direct and allocated costs and expenses	52,750	47,179	200,002	181,183
Other (income) expense, net	11,055	5,536	(7,581)	10,939
Minority interests	1,726	1,675	7,422	7,810
Interest expense	10,781	14,551	51,043	55,030
Interest (income)	(3,574)	(1,525)	(3,160)	(8,911)

Total costs, expenses and other income	617,089	546,398	3,038,982	2,844,463

Earnings (loss) from continuing operations before income taxes	(108,220)	(134,659)	377,084	300,324
Income tax benefit (expense)	37,426	47,201	(142,973)	(74,777)

Earnings (loss) from continuing operations	(70,794)	(87,458)	234,111	225,547
Income from discontinued operations, net of tax (Note 13)	—	3,646	62,678	12,359
Cumulative effect of change in accounting principle, net of tax	—	(3,214)	—	(3,214)

Net Income (Loss)	$(70,794)	$(87,026)	$296,789	$234,692

Net income (loss) per share from continuing operations — basic	$(0.96)	$(1.20)	$3.19	$3.08
Per share effect of discontinued operations — basic	—	0.05	0.85	0.17
Per share cumulative effect of change in accounting principle — basic	—	(0.04)	—	(0.04)

Net Income (Loss) Per Share – Basic	$(0.96)	$(1.19)	$4.04	$3.21

Net income (loss) per share from continuing operations — diluted	$(0.96)	$(1.20)	$3.14	$3.05
Per share effect of discontinued operations — diluted	—	0.05	0.84	0.17
Per share cumulative effect of change in accounting principle — diluted	—	(0.04)	—	(0.04)

Net Income (Loss) Per Share – Diluted	$(0.96)	$(1.19)	$3.98	$3.18

Dividends Per Share	$0.20	$0.15	$0.75	$0.60

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	March 31	December 31
	2004	2003	2003
	(unaudited)	(unaudited)	(audited)
Assets
Cash and cash equivalents	$459,198	$332,938	$630,644
Short-term investments	85,198	30,351	68,573
Receivables, net	375,072	314,410	467,840
Due from affiliates	83,696	46,667	49,187
Inventories	403,289	394,266	374,144
Deferred tax assets	42,242	42,292	41,576
Current income taxes	28,752	61,434	—
Other current assets	38,291	44,573	34,250
Net current assets of discontinued operations	—	6,155	—

Total current assets	1,515,738	1,273,086	1,666,214
Property, plant and equipment (less accumulated depreciation and depletion of $2,061,984, $1,874,169 and $2,050,127)	2,346,075	2,253,381	2,369,452
Goodwill, net	505,702	478,396	503,972
Other assets	298,436	201,051	227,026
Net noncurrent assets of discontinued operations	—	14,324	—

Total Assets	$4,665,951	$4,220,238	$4,766,664

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$421,916	$383,786	$548,563
Income taxes payable	—	—	32,907
Short-term borrowings and current portion of long-term debt	160,024	314,922	1,775
Current liabilities of discontinued operations	—	5,291	—

Total current liabilities	581,940	703,999	583,245
Long-term debt	722,150	663,446	715,391
Deferred income taxes	154,381	131,081	151,378
Minority interests	134,531	119,123	136,808
Other long-term liabilities	516,378	457,453	520,200

Total Liabilities	2,109,380	2,075,102	2,107,022

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 69.8, 68.9 and 69.4 million shares, respectively)	69,752	68,936	69,359
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.2, 4.2 and 4.3 million shares, respectively)	33,184	32,960	33,577
Additional paid-in-capital	743,056	720,313	734,227
Retained earnings	1,796,407	1,554,453	1,882,071
Accumulated other comprehensive loss:
Foreign currency translation	61,087	(107,360)	87,836
Minimum pension liability	(148,404)	(126,088)	(148,404)
Fair value of derivative instruments	1,489	1,922	976

Total Shareholders’ Equity	2,556,571	2,145,136	2,659,642

Total Liabilities and Shareholders’ Equity	$4,665,951	$4,220,238	$4,766,664

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Cash Flows from Operations
Net income (loss)	$(70,794)	$(87,026)	$296,789	$234,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, depletion and amortization	49,012	43,275	198,556	181,890
Cumulative effect of change in accounting principle, net of tax	—	3,214	—	3,214
Provision for bad debts	746	636	2,216	2,777
Deferred income taxes	3,431	3,366	22,986	10,656
Gain on sale of assets	(13)	(1,629)	(37,184)	(31,851)
Gain on sale of discontinued operations	—	—	(93,126)	—
Tax on sale of discontinued operations	—	—	37,899	—
Net change in noncurrent assets and liabilities	(62,094)	566	(68,175)	31,398
Net change in operating working capital	(175,076)	(138,082)	(32,666)	(53,267)

Net Cash Provided by (Used in) Operations	(254,788)	(175,680)	327,295	379,509

Cash Flows from Investing
Capital expenditures	(40,607)	(19,220)	(195,305)	(195,028)
Acquisitions, net of cash acquired	(7,556)	—	(24,257)	(2,291)
Purchases of short-term investments, net	(16,625)	(8,091)	(54,847)	(24,117)
Proceeds from property, plant and equipment dispositions	3,863	2,016	73,057	67,967
Proceeds received from sale of discontinued operations	—	—	123,891	—
Income tax payments on gain from sale of discontinued operations	—	—	(37,899)	—
Other	(3,860)	1,487	(9,139)	11,482

Net Cash Used for Investing	(64,785)	(23,808)	(124,499)	(141,987)

Cash Flows from Financing
Issuance (repayment) of short-term borrowings, net	160,217	170,824	(141,686)	(84,567)
Issuance (repayment) of long-term debt	4,486	—	44,049	(12,491)
Issuance of equity securities	12,377	218	23,936	15,691
Repurchase of common stock	(5,146)	—	(6,013)	—
Dividends, net of reinvestments	(13,272)	(9,886)	(48,974)	(38,108)

Net Cash Provided by (Used for) Financing	158,662	161,156	(128,688)	(119,475)

Effect of exchange rate changes	(10,535)	20,160	52,152	21,957

Net (Decrease) Increase in Cash and Cash Equivalents	(171,446)	(18,172)	126,260	140,004
Cash and Cash Equivalents at the Beginning of the Period	630,644	351,110	332,938	192,934

Cash and Cash Equivalents at the End of the Period	$459,198	$332,938	$459,198	$332,938

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries (“Lafarge” or the “company”), is the United States’ and Canada’s largest diversified supplier of construction materials such as cement and cement-related products, aggregates, ready-mixed concrete and concrete products, asphalt and gypsum drywall. We also provide road paving and construction services. Lafarge materials are used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Cement-Related Products, and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 12.

We have over 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 53 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented and all of the adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform to the 2004 presentation.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements would be as follows (in thousands, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Net Income (Loss)
As reported	$(70,794)	$(87,026)	$296,789	$234,692
Deduct fair value of stock-based employee compensation, net of tax	(2,217)	(1,823)	(7,534)	(8,437)

Pro Forma	$(73,011)	$(88,849)	$289,255	$226,255

Basic Net Income (Loss) Per Share
As reported	$(0.96)	$(1.19)	$4.04	$3.21
Pro forma	$(0.99)	$(1.21)	$3.94	$3.10

Diluted Net Income (Loss) Per Share
As reported	$(0.96)	$(1.19)	$3.98	$3.18
Pro forma	$(0.99)	$(1.21)	$3.88	$3.07

In addition to the impact above, compensation expense related to options granted to employees working in former Blue Circle operations would be $170,000 and $485,000 for the three and twelve months ended March 31, 2004 and $105,000 and $282,000 for the three and twelve months ended March 31, 2003. These amounts would be reported in “Income from managed assets” on the Condensed Consolidated Statements of Income as both a cost and cost reimbursement (i.e. with no impact on net income and per share amounts), as such expenses are fully reimbursable under the management agreement with Lafarge S.A.

The pro forma compensation cost may not be representative of that to be expected in future years.

5.	The change in the carrying value of goodwill, net for the three months ended March 31, 2004, is as follows (in thousands):

		Cement and
		Cement-
	Construction	Related		Corporate
	Materials	Products	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2004	$484,243	$12,350	$19,843	$(12,464)	$503,972
Goodwill acquired	3,261	—	—	—	3,261
Purchase accounting adjustments	480	—	—	—	480
Foreign currency translation adjustment	(1,962)	(1)	(35)	(13)	(2,011)

Balance at March 31, 2004	$486,022	$12,349	$19,808	$(12,477)	$505,702

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

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions were accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Condensed Consolidated Balance Sheets. We received proceeds from the sale of trade receivables totaling $197.1 million and $301.2 million for the three months ended March 31, 2004 and 2003, respectively, and $1,440.9 million and $1,943.9 million for the twelve months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003 and at December 31, 2003, we administered $77.6 million, $100.2 million and $82.0 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income (Loss) and amounted to $0.4 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively, and $2.1 million and $3.4 million for the twelve months ended March 31, 2004 and 2003, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $53.0 million, $35.2 million and $96.3 million at March 31, 2004 and 2003 and at December 31, 2003, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

7.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value all other inventories at average cost. At March 31, 2004 and 2003 and at December 31, 2003, our inventories from continuing operations consisted of the following (in thousands):

	March 31		December 31
	2004	2003	2003
Finished products	$227,338	$214,078	$213,775
Work in process	44,557	45,065	29,516
Raw materials and fuel	62,621	67,686	60,521
Maintenance and operating supplies	68,773	67,437	70,332

Total inventories from continuing operations	$403,289	$394,266	$374,144

8.	In April 2002, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2004, we had $135 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.47 percent and maturity dates ranging from 1 to 35 days. The agreements which were renewed in April 2004 and, which now expire in April 2007, require the maintenance of certain financial ratios, among other restrictions. At March 31, 2004, the company was in compliance with these requirements.

In addition to the commercial paper, we also had $25 million in short term borrowings outstanding on our uncommitted bilateral lines of credit at March 31, 2004 at an average floating rate of 1.57 percent.

On February 5, 2004, the company entered into a $200 million interest rate swap which effectively converts our $200 million senior notes, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. The initial interest rate is 3.6 percent.

9.	The components of net periodic pension cost are as follows (in millions):

			Other Post Retirement
	Pension Benefits		Benefits
Three months ended March 31	2004	2003	2004	2003
Service Cost	$7.5	$7.8	$2.0	$1.4
Interest Cost	13.2	12.7	4.6	4.2
Expected return on plan assets	(14.9)	(14.6)	—	—
Amortization of prior service cost (gain)	0.6	0.9	(0.2)	(0.2)
Amortization of actuarial loss	7.0	3.8	1.3	0.6

Net periodic benefit cost	$13.4	$10.6	$7.7	$6.0

The company previously disclosed in its December 31, 2003 financial statements that it expected to contribute $55 million to its pension plans in 2004 plus a discretionary contribution of $43 million. The company contributed $74 million to pension plans during the first quarter of 2004. Expected contributions for the remainder of 2004 are $17 million, for a total expected annual contribution of $91 million.

The company has decided to defer recognition of the financial impact of prescription drug coverage to be provided by the federal government under the new Medicare Prescription Drug Improvement and Modernization Act of 2003. There is not yet enough detailed guidance from the government on how the legislation will be implemented, or from the Financial Standards Accounting Board on the appropriate accounting treatment for the legislation’s impact. Based upon information available at this time, the company estimates that the legislation will reduce the company’s Accrued Postretirement Benefit Obligation by $16 — $25 million and reduce its annual Net Periodic Benefit Cost by $2 — $4 million (excluding BCNA Mirror Plans, which are reimbursed to the company).

10.	Net income per share from continuing operations for the three and twelve months ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Basic Calculation
Earnings (loss) from continuing operations	$(70,794)	$(87,458)	$234,111	$225,547

Weighted average number of shares outstanding	73,903	73,135	73,495	73,017

Basic net income (loss) per share from continuing operations	$(0.96)	$1.20	$3.19	$3.08

Diluted Calculation
Earnings (loss) from continuing operations assuming dilution	$(70,794)	$(87,458)	$234,111	$225,547

Weighted average number of shares outstanding	73,903	73,135	73,495	73,017
Net effect of the dilutive stock options based on the treasury stock method	—	—	537	334
Net effect of dilutive stock warrant based on the treasury stock method	—	—	596	392

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	73,903	73,135	74,628	73,743

Diluted net income (loss) per share from continuing operations	$(0.96)	$(1.20)	$3.14	$3.05

Basic net income per common equity share was computed by dividing net income from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income per common equity share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.

11.	Comprehensive income consists of the following (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Net income (loss)	$(70,794)	$(87,026)	$296,789	$234,692
Foreign currency translation adjustments	(26,749)	81,596	168,447	97,479
Minimum pension liability adjustment, net of income taxes	—	—	(22,316)	(112,875)
Change in fair value of derivative instruments, net of income taxes	513	582	(433)	1,922

Comprehensive income (loss)	$(97,030)	$(4,848)	$442,487	$221,218

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

Operating segment information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Net sales of continuing operations:
Construction materials
Revenues from external customers	$285.6	$227.9	$2,085.5	$1,932.4
Intersegment revenues	1.1	0.7	5.1	4.3
Cement and cement related products
Revenues from external customers	149.2	126.6	1,059.4	980.8
Intersegment revenues	27.8	22.2	167.1	141.6
Gypsum
Revenues from external customers	74.1	57.2	271.2	231.6
Eliminations	(28.9)	(22.9)	(172.2)	(145.9)

Total net sales of continuing operations	$508.9	$411.7	$3,416.1	$3,144.8

Income (loss) from continuing operations:
Construction materials (a)	$(63.6)	$(67.3)	$187.4	$181.7
Cement and cement-related products (a)	(18.2)	(30.5)	302.8	268.8
Gypsum (a)	4.5	(5.4)	4.9	(19.3)
Corporate and unallocated expenses	(22.0)	(16.8)	(62.7)	(77.0)

Earnings (loss) before minority interests, interest and income taxes	(99.3)	(120.0)	432.4	354.2
Minority interests	(1.7)	(1.7)	(7.4)	(7.8)
Interest expense, net	(7.2)	(13.0)	(47.9)	(46.1)

Earnings (loss) from continuing operations before income taxes	$(108.2)	$(134.7)	$377.1	$300.3

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, minority interests, interest, income taxes, foreign exchange gains and losses and a $26 million charge in November 2002 related to the idling of the gypsum plant at Wilmington, Delaware.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Net sales from continuing operations:
United States	$303.5	$255.5	$1,930.0	$1,900.4
Canada	205.4	156.2	1,486.1	1,244.4

Total net sales from continuing operations	$508.9	$411.7	$3,416.1	$3,144.8

Income (loss) from continuing operations:
United States	$(50.1)	$(68.2)	$220.7	$149.2
Canada	(49.2)	(51.8)	211.7	205.0

Earnings (loss) before minority interests, interest and income taxes	(99.3)	(120.0)	432.4	354.2
Minority interests	(1.7)	(1.7)	(7.4)	(7.8)
Interest expense, net	(7.2)	(13.0)	(47.9)	(46.1)

Earnings (loss) from continuing operations before income taxes	$(108.2)	$(134.7)	$377.1	$300.3

Assets by operating segment consist of the following (in millions):

	March 31		December 31
	2004	2003	2003
Construction materials	$1,959.7	$1,889.5	$2,010.3
Cement and cement related-products	1,513.3	1,391.0	1,433.3
Gypsum	325.6	318.7	317.2
Corporate and unallocated	867.4	661.9	1,005.9
Discontinued operations	—	20.5	—

Total assets	$4,666.0	$4,281.6	$4,766.7

13.	Our sale of Lafarge Florida Inc. to Florida Rock Industries, Inc. closed on August 12, 2003. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. The sale price of approximately $124 million resulted in a pretax gain of approximately $93 million which is included in “Income from discontinued operations, net of tax” in the consolidated statements of income for the twelve months ended March 31, 2004.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the company reclassified the results of operations and the assets and liabilities of Lafarge Florida Inc. as discontinued operations as of March 31, 2003. As the sale of Lafarge Florida Inc. closed on August 12, 2003, there are no assets and liabilities of discontinued operations as of March 31, 2004 and December 31, 2003.

Net sales and earnings before income tax from our discontinued Florida operations are as follows (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
Net sales	$—	$24,352	$36,273	$93,104
Earnings before income tax (including a divestiture gain of $93,126 for the twelve months ended March 31, 2004)	—	5,569	100,917	19,971

Included in earnings before income tax are allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets sold.

14.	In November 2002 and in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, the company recorded a reserve of approximately $11 million in connection with the idling of our gypsum drywall operations in Wilmington, Delaware. As of March 31, 2004, cash payments of approximately $5.0 million had been charged to the reserve, leaving a balance at March 31, 2004 of approximately $6.0 million.

15.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri as well as damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather should be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Upon further appeal by Dunn Industrial, the Missouri Supreme Court upheld the lower appellate court’s ruling and agreed that Dunn Industrial must arbitrate its claims. In its demand for relief in the arbitration, Dunn Industrial claims damages in excess of $120.5 million. We have filed certain counter claims, and we believe that Dunn Industrial’s claims are without merit and are vigorously defending our position in the arbitration.

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

Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessors sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense. We understand that the Department of Defense has accepted a substantial share of responsibility for the site’s remediation and is pursuing a remediation plan with the EPA. The court has scheduled a July 2, 2004 status conference in this suit, which has otherwise been dormant for several years. We believe that this matter will not have a material impact on our financial condition.

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

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in our financial statements. As of March 31, 2004, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at March 31, 2004. However, we have concluded that the possibility of material liability in excess of the amount reported in the March 31, 2004 Condensed Consolidated Balance Sheet is remote.

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

As the largest diversified supplier of construction materials in the United States and Canada, Lafarge North America operates in an industry in which capital investment decisions and financial performance are viewed from a long-term perspective. Because both the raw materials for our products and the products themselves are expensive to transport, our businesses are generally very local, with local customers and local competitors. In order to expand our market coverage, we also employ large shipping vessels to transport cement and aggregates to terminals in strategic geographic locations. This allows us to ship products economically over considerably greater distances. The structure of the markets in which we compete, and the demand for individual products, vary for each business line. In general, demand for our products is influenced by national and regional economic conditions and trends in the construction industry. Also, our significant presence in northern geographic markets makes our operating results sensitive to weather conditions.

Company management is focused primarily on two key priorities: delivering higher performance and expanding the company through disciplined growth and development. Through the application of proprietary performance programs, management seeks to leverage key strategic, operational, cost and revenue drivers in each product segment to improve the quality of our products and services, and mitigate negative cost and market pressures on our financial results. In 2003, we initiated efforts to further strengthen our performance culture by intensifying our focus on customer orientation. This effort involves identifying how we can tailor product and service offerings to create greater value for customers, making them more successful in their businesses. We believe that offering this type of superior service and product quality will set Lafarge apart from our competition, and will strengthen our ability to improve prices in the future. Management also continues to actively identify and evaluate opportunities for top-line growth, particularly in aggregates, that meet our financial return criteria.

Three Months Ended March 31, 2004

During the three months ended March 31, 2004, we recorded a net loss of $70.8 million, or $0.96 per share diluted. The results compare with first quarter 2003 net loss of $87.0 million, or $1.19 per share diluted, which included $3.6 million, or $0.05 per share diluted, income from cement-related discontinued operations as well as negative $3.2 million, or $0.04 per share diluted, cumulative effect of change in accounting principle. Excluding the effects of discontinued operations as well as the cumulative effect of change in accounting principle, net loss for the first quarter 2004 improved 19.1 percent compared to the same period last year.

Our cement and construction materials businesses reported lower seasonal losses year-over-year, as volumes generally improved given stronger demand and more favorable weather than last year. The year 2004 had more normal winter weather compared to 2003, which was a harsher than typical winter both in temperature and precipitation. Consequently, volumes across all our product lines were much stronger compared to 2003, but the increase is more moderate when compared to previous years. In addition, our gypsum segment recorded its third quarterly profit following its return to profitability in the third quarter of 2003. Our earnings before interest and income taxes in the first quarter were negatively impacted by a $6.4 million increase in pension and post-retirement expenses and a $6.2 million unfavorable exchange rate effect from the translation of our Canadian losses into U.S. dollars.

Net sales from continuing operations were $508.9 million, an increase of 23.6 percent compared to the same period in 2003. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased 17.3 percent in the quarter. U.S. net sales increased 18.8 percent to $303.5 million compared to $255.5 million in 2003, while Canadian net sales increased by 14.9 percent in local currency.

Construction Materials

Our construction materials segment reported an operating loss of $63.6 million compared with a loss of $67.3 million during the first quarter 2003. Excluding the unfavorable exchange rate effect, operating results were $9.2 million better than 2003. Strong volumes in aggregates and ready-mix, higher prices in aggregates and lower overall operating costs contributed to this improvement. This gain was partially offset by an additional $2.7 million pension expense and higher maintenance expense as we accelerated some of our annual maintenance projects to optimize our production to meet expected demand. Seasonal losses from construction aggregates, ready-mix concrete and concrete products were significantly lower compared with last year as sales volumes improved across all product lines due to generally stronger market conditions and better weather, while losses from asphalt and paving were in line with last year. Total construction materials revenue during the quarter was $286.7 million, up 25.4 percent over last year. Excluding the impact of the exchange rate, revenues were 16.7 percent higher than the same period in 2003.

Construction aggregates (crushed stone, sand and gravel) recorded an operating loss of $23.1 million, $1.3 million better than last year due to higher volumes and prices as well as lower fuel and energy costs, partially offset by higher repair costs due in part to timing, higher pension expense and unfavorable exchange rate impact. Shipments of construction aggregates of 16.1 million tons were 27.6 percent above last year. Volumes in the U.S. were up 38.7 percent compared with the year-ago quarter, due to strengthening market conditions and weather in the Great Lakes Region, continued strong demand in Maryland, and higher sales in Colorado. In the Canadian markets, sales volumes were up 17.8 percent due to stronger ready mix demand in Vancouver and higher levels of project work in central Ontario. Average selling prices increased 4.4 percent over last year, with the successful implementation of price increases in most regions.

Ready-mix concrete recorded a $7.8 million operating loss, an improvement of $2.7 million compared to the prior year, mainly driven by increased volumes. Overall, shipments of ready mixed concrete improved 10.3 percent in the quarter to 1.9 million cubic yards, due to favorable weather. Volumes in Canada increased 13.2 percent to 1.0 million cubic yards due to sustained residential construction, particularly in Vancouver. In the U.S., volumes increased 7.3 percent to 0.9 million cubic yards in the quarter, primarily in Maryland. The impact of higher volumes was partially offset by higher pension expense. Average selling prices were down slightly in the quarter as continued price degradation in metro Denver offset general price increases in Maryland as well as margin improvements in Canada.

Asphalt and paving operations registered a $27.4 million operating loss for the quarter, in line with the prior year, benefiting from the absence of losses from unprofitable portable highway paving in western U.S. which we exited in the second quarter of 2003, offset by the unfavorable Canadian dollar exchange rate impact. First quarter asphalt and paving operations represent less than 5 percent of full year activity and consequently the first quarter trends are not significant.

Cement and Cement-Related Products

The operating loss from cement and cement-related product operations, excluding discontinued operations related to Lafarge Florida Inc., was $18.2 million. This was a $12.3 million improvement compared to the first quarter 2003 loss of $30.5 million. The lower loss is due to increased sales volumes and production partially offset by higher energy costs and increased pension expenses.

Net sales, excluding Lafarge Florida Inc., were $177.0 million, an increase of 18.9 percent compared with the first quarter 2003. Excluding the favorable impact of the exchange rate, revenues were up 13.2 percent from the same period last year. Cement volumes were up 14.6 percent compared to last year driven by favorable weather and solid demand. Canadian shipments improved by 8.5 percent while U.S. shipments grew by 17.5 percent. Canadian demand appears strong overall, with British Columbia registering the greatest improvement. U.S. demand improved in all regions with Pacific Northwest and Mid-South districts showing the greatest gains. Compared to 2002, a more comparable year with respect to weather, volumes were up 4.7 percent. Average prices (excluding the impact of exchange and Lafarge Florida) were slightly lower than 2003 as a result of degradation experienced in certain U.S. markets during the last three quarters of 2003, and geographic mix. Price increases were implemented in several Canadian markets in January, resulting in a 0.5 percent increase over last year. Increases in the remaining Canadian markets are expected to be implemented in the second quarter. U.S. prices were down 1.2 percent, due to lower prices in the Great Lakes, the River and West U.S. Price increases in virtually all of our U.S. markets have been implemented in early April.

Gypsum

Gypsum recorded $4.5 million in operating income in the first quarter of 2004, continuing its return to profitability in the last two quarters of 2003. Strong sales volumes, higher selling prices and improved plant performance contributed to the $9.9 million improvement in the first quarter compared to the same period last year. Unit variable costs were higher than prior year as lower energy prices were offset by higher prices of paper and gypsum. Fixed costs were higher than prior year due to higher labor and environmental costs. The plants ran at full operating schedules for the entire quarter to meet demand levels.

Net sales increased $16.9 million to reach $74.1 million, an increase of 29.5 percent compared to the same period last year. Wallboard sales volumes increased to 542 million square feet, 11.1 percent higher compared to the same period last year, mainly due to continued strength in residential construction. The average mill net price of $112 per msf (thousand square feet) during the quarter was 21.8 percent higher than last year as the full impact of the January 5 price increase as well as the partial impact of the March 15 price increase were realized in addition to price increases effected in 2003. The first quarter average price also represented an increase of $7 per msf compared to the 2003 fourth quarter average of $105 per msf.

Selling and Administrative

Selling and administrative expenses of $90.6 million increased $8.6 million from 2003 and, as a percentage of net sales, decreased from 19.9 percent in 2003 to 17.8 percent in 2004. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $3.2 million, mainly due to higher pension expenses.

Income from Managed Assets

During the three months ended March 31, 2004 and March 31, 2003, income from managed assets amounts to $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $55.8 million and $50.2 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and post-retirement costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net amounted to an expense of $11.1 million in 2004 compared to $5.5 million in 2003. The increase is due to divestment losses related to certain non-strategic construction materials operations ($1.8 million in 2004 compared to a $0.5 million gain in 2003) and higher litigation expenses.

Interest Expense, Net

Net interest expense of $7.2 million was lower than the prior year by $5.8 million, due to lower interest expense associated with lower debt levels as well as higher interest income and an exchange gain on U.S. dollar investments in Canada, as the Canadian dollar declined somewhat from year-end levels.

Income Taxes

For the three months ended March 31, 2004, we recorded an income tax benefit from continuing operations of $37.4 million, $9.8 million lower than the prior year quarter due to lower seasonal losses in our U.S. and Canada operations. Our effective income tax rate was 34.6 percent in 2004 and 35.1 percent in 2003. The lower effective income tax rate resulted from lower tax rates in Canada, as we benefited from general rate decreases of federal as well as some provincial current tax rates, although these were partially offset by higher tax rates enacted in Ontario in late 2003.

For the Twelve Months Ended March 31, 2004

For the twelve months ended March 31, 2004, we recorded net income of $296.8 million, or $3.98 per share diluted, compared with net income of $234.7 million, or $3.18 per share diluted during the same period last year. There were a number of specific items affecting our earnings for the twelve months ended March 31, 2004 and 2003. In 2004, net income included net income from discontinued operations amounting to $62.7 million, or $0.84 per share diluted. In addition, in 2004, net income included $11.3 million, or $0.15 per share diluted, related to a divestment gain from the relocation of the company’s Detroit, Michigan cement terminal, offset by an increase in our Canadian deferred tax provision due to the enactment in December 2003 of higher corporate tax rates in Ontario. The 2003 results contained a net gain of $28.7 million, or $0.39 per share diluted from one-time tax adjustments and a gain on the sale of the company’s Canadian paving stone business, offset by a charge for the idling of the gypsum plant in Wilmington, Delaware.

Overall, our income from continuing operations before interest and income taxes increased by $78.2 million to $432.4 million in 2004, with improved profitability across all our businesses, except for asphalt and paving. Although pension and post retirement expense increased by $34.4 million, the stronger Canadian dollar positively contributed $19.3 million to our operating results. Cement profitability was higher than last year as higher volumes, starting in the fourth quarter of 2003 in most regions, and higher prices in Canada offset modest price degradation in some U.S. markets. Our gypsum business returned to profitability in the second half of 2003 and continued its turnaround throughout the first quarter, supported by strong residential demand. Profitability of our construction materials business improved as increased aggregates and ready-mix operating results offset lower profits in our asphalt and paving segment.

Consolidated net sales for the twelve months ended March 31, 2004 were $3,416.1 million, up 8.6 percent from $3,144.8 million for the twelve months ended March 31, 2003.

Construction Materials

Our construction materials operations reported operating income of $187.4 million, $5.7 million higher than last year, while net sales of $2,090.6 million were 7.9 percent higher than 2003. Higher earnings in our aggregate and ready-mixed concrete businesses, driven by increased volumes and higher average selling prices, offset earnings shortfalls in our asphalt and paving businesses. The stronger Canadian dollar resulted in a $7.1 million dollar improvement in earnings of the construction materials business.

Construction aggregates recorded operating income of $125.2 million, $8.5 million higher than last year due to higher volumes and increased selling prices. Shipments of construction aggregates increased 5.0 percent to 122.4 million tons compared with 2003. In the U.S., volumes increased 11.3 percent to 61.4 million tons with increases in the Great Lakes, Maryland, Missouri and New Mexico markets partially offset by weaker conditions in Colorado and western New York. Canadian volumes were down 0.7 percent to 60.9 million tons due to lower shipments in most of our western Canadian markets as well as lower exports to U.S. west coast markets. Average selling prices of construction aggregates were up 4.2 percent in the U.S. and 3.5 percent in Canada, in local currency.

Ready-mix concrete recorded $37.4 million of operating income, $2.0 million higher than last year, benefiting from higher volumes and prices. Shipments were 11.2 million cubic yards, 1.2 percent higher than last year. Volumes were up 5.4 percent in Canada with sustained project work in the energy and mineral/mining sector and improved residential construction particularly in Vancouver. Also, volumes were up 3.1 percent in eastern U.S. markets, particularly in Louisiana and Maryland which benefited from favorable weather and project work. However, continued weak conditions in our western U.S. markets more than offset these gains resulting in a 4.0 percent decrease in overall U.S. volumes in 2004. Average selling prices increased 3.4 percent in Canada, while prices in the U.S. were 1.3 percent lower than 2003, mainly driven by competitive pressures in the Denver metro market.

Asphalt and paving recorded $30.7 million of operating income, $5.1 million lower than the previous year. Most of the shortfall in earnings occurred in our western U.S. markets, due to weak construction activity in our principal western U.S. markets as well as our exit from our New Mexico portable highway paving segment in the second quarter of 2003.

Cement and Cement-Related Products

Operating income from our cement business was $302.8 million, $34.0 million higher than 2003, benefiting from strong shipments starting in the fourth quarter of 2003 and continuing into the first quarter of 2004. The stronger Canadian dollar resulted in a $16.3 million improvement in earnings. Net sales of $1,226.5 million were up 9.3 percent from 2003. Cement shipments of 13.4 million tons were up 5.9 percent, with a 6.7 percent increase in Canada as demand was up sharply in the western provinces and Ontario. Volumes in the U.S., excluding Lafarge Florida Inc., were up 5.6 percent. Average Canadian selling prices were up slightly at 0.6 percent in local currency while in the U.S., average prices declined 2.0 percent in 2004 as some price degradation occurred due to competitive activity in several markets.

Gypsum

Our gypsum business reported operating income of $4.9 million on net sales of $271.2 million, compared to an operating loss of $19.3 million on net sales of $231.6 million for the twelve months ended March 31, 2003. A combination of strong volume growth, higher selling prices and improved operating efficiency contributed to the improved operating results. Total drywall sales volumes increased 9.7 percent, reaching a level of 2,139 million square feet with favorable weather and strong residential demand throughout 2004. Average mill net selling prices increased 6.8 percent due to several market price increases, including the most recent increase in March 2004. The 2003 operating loss of $19.3 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant in November 2002.

Selling and Administrative

Selling and administrative expenses of $361.7 million increased $24.3 million from the twelve months ended March 31, 2003 and, as a percentage of net sales, decreased slightly to 10.6 percent in 2004 from 10.7 percent in 2003. This increase was mainly due to the unfavorable impact of the Canadian dollar ($20.3 million) and higher pension expenses ($11.1 million), partially offset by cost savings.

Income from Managed Assets

During the twelve months ended March 31, 2004 and March 31, 2003, we realized $12.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $212.0 million and $193.2 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($12.0 million), direct payroll, pension and post-retirement costs and allocated selling, general and administrative expenses.

Other (Income) Expense, Net

Other (income) expense, net amounted to income of $7.6 million in the twelve months ended March 31, 2004 compared to an expense of $10.9 million in the twelve months ended March 31, 2003. This variation includes, among others, the absence of a $26 million provision in November 2002 for the idling of our gypsum drywall plant in Wilmington, Delaware and higher equity income ($5.9 million). These favorable items were mostly offset by higher foreign exchange losses of $9.6 million in the twelve months ended March 31, 2004 and the absence of a $3.5 million reversal in the twelve months ended March 31, 2003 of the 2001 natural gas mark to market provision.

Interest Expense, Net

Net interest expense of $47.9 million was $1.8 million higher than in the twelve months ended March 31, 2003. The favorable impact of lower interest rates and lower debt levels was more than offset by a $3.8 million impact of increased foreign currency losses on U.S. dollar investments in Canada and a reduction of $1.4 million in capitalized interest (none capitalized in 2004).

Income Taxes

Income tax expense from continuing operations increased to $143.0 million in the twelve months ended March 31, 2004 compared to $74.8 million in the twelve months ended March 31, 2003, including an $8 million deferred tax adjustment in the fourth quarter of 2003 due to provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the Detroit cement terminal in the third quarter 2003. The results in the twelve months ended March 31, 2003 benefited from the recognition of approximately $28 million in non-recurring tax benefits related to the reversal of a deferred tax valuation allowance ($23 million) and a favorable final tax settlement of various tax issues with both U.S. and Canadian authorities ($5 million) in the fourth quarter 2002.

Excluding these tax adjustments, the effective tax rate for 2004 was 36 percent compared with approximately 34 percent in 2003.

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

Liquidity and Capital Resources

In April 2002, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At March 31, 2004, we had $135 million of commercial paper outstanding under the agreements. These borrowings are backed by a $300 million, syndicated, committed revolver which expired in April 2004 and was renewed with similar terms. The new agreement expires in April 2007.

We also have a syndicated, committed revolving credit facility totaling $300 million extending through April 2007. At March 31, 2004, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.125 percent of the total amount of the facility. Borrowings made under the revolving credit facility will bear interest at variable rates based on a bank’s prime lending rate or the applicable federal funds rate and are subject to certain conditions.

The company’s debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At March 31, 2004, the company was in compliance with these requirements.

Under our receivables securitization program, which we began in 2000, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We continue to service, administer and collect the receivables sold, which as of March 31, 2004 and 2003 and December 31, 2003 totaled $77.6 million, $100.2 million and $82.0 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

At March 31, 2004, we have cash and short-term investment of approximately $490 million and cumulative undistributed earnings of approximately $1.2 billion in Lafarge Canada Inc. No provision for U.S. income taxes or Canadian withholding taxes has been made since the company considers the undistributed earnings to be permanently invested in Canada. Management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

Net cash of $254.8 million was used in operating activities in the first three months of 2004 compared with $175.7 million during the same period in 2003. The increase in cash used by operations was primarily due to an increase in pension contribution of approximately $70 million as well as a higher increase in net working capital ($37 million). The higher increase in net working capital was primarily due to lower sales of receivables under the accounts receivable securitization program and an increase in receivables due from affiliates.

Net cash used for investing activities for the three months ended March 31, 2004 was $41.0 million higher than the same period last year primarily due to increased sustaining capital expenditures, small acquisitions ($7.6 million) and increased purchases of short-term investments in 2004.

In the first three months of 2004, net cash provided by financing activities was $158.7 million, only a $2.5 million decrease from last year. In the first quarter of 2004, the company repurchased $5.1 million of common stock (none in the first quarter of 2003) and issued $12.4 million of equity securities mainly related to the exercise of stock options (only $0.2 million in first quarter of 2003).

Historically, we have funded our first quarter operating loss and working capital requirements through proceeds from short-term borrowings.

During the first quarter of 2004, the most significant uses of cash were a net loss of $70.8 million, a net increase in operating working capital of $175.1 million, pension contributions of $74.3 million and capital expenditures of $40.6 million. The most significant source of funds was net short-term borrowings of $160.2 million. This compares with a net loss of $87.0 million, a net increase in operating working capital of $138.1 million, capital expenditures of $19.2 million and a net increase in borrowings of $170.8 million during the first quarter of 2003.

Net cash provided by operating activities for the twelve months ended March 31, 2004 decreased by $52.2 million over the same period in 2003 mainly due to increased pension contributions somewhat offset by an improvement in net operating working capital.

Net cash used for investing activities of $124.5 million decreased from $142.0 million due to proceeds from the sale of the Florida discontinued operations ($86.0 million, net of income taxes paid), partially offset by increases in acquisitions expenditures and the purchase of short-term investments. Spending on acquisitions increased to $24.3 million (from $2.3 million) due to several smaller acquisitions. Capital expenditures remained stable at $195 million.

During the twelve months ended March 31, 2004, net cash consumed by financing activities totaled $128.7 million, compared to $119.5 million in the 2002 period. The $57.1 million higher decrease in net short-term borrowings was partially offset by the increase in long-term debt of $44.0 million due to the issuance of an Industrial Revenue Bond related to the Sugar Creek, Missouri plant. In addition, the repurchase of common stock and increased dividend payments were somewhat offset by an increase in common stock issued under employee stock option plans.

Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $250 million to $300 million in 2004.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. The strengthening of the Canadian dollar during the twelve months ended March 31, 2004 has resulted in an increase in shareholders’ equity of $168.4 million from positive foreign currency translation adjustments.

Historically, we primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates. However, to achieve a better balance of fixed and floating interest rates, on February 5, 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million senior notes, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. The initial interest rate setting is 3.6 percent.

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

There was no change in our internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 15 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Three-Year Credit Agreement dated as of April 16, 2004 by and between Lafarge North America Inc. and certain of its subsidiaries and certain banks, financial institutions and other institutional lenders, including Wachovia Bank, National Association, as syndication agent, Citigroup Global Markets Inc. and Wachovia Securities, Inc., as joint lead arrangers and joint bookrunners, and Citibank, N.A. (“Citibank”), as administrative agent (the “Agent”).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

     On February 6, 2004, we filed a Form 8-K dated February 5, 2004, in which we announced our earnings for the fiscal quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: May 10, 2004	By:	/s/LARRY J. WAISANEN

Larry J. Waisanen
Executive Vice President and Chief Financial Officer