Form 10-Q
period 2004-06-30
LAFARGE NORTH AMERICA INC
filed 2004-08-09
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

I.R.S. Employer Identification No.
58-1290226

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 70,156,757 shares of our Common Stock and 4,091,089 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of July 31, 2004, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in thousands, except per share amounts)

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Net Sales	$989,891	$861,691	$1,498,760	$1,273,430	$3,544,266	$3,138,152

Costs, expenses and other income:
Cost of goods sold	722,259	642,116	1,231,760	1,089,272	2,721,750	2,454,184
Selling and administrative	97,777	86,829	188,377	168,833	372,600	342,787
Income from managed assets:
Management fees and cost reimbursement	(61,443)	(51,448)	(117,193)	(101,627)	(221,997)	(193,012)
Direct and allocated costs and expenses	58,443	48,448	111,193	95,627	209,997	181,012
Other (income) expense, net	6,461	9,031	17,516	14,567	(10,151)	46,899
Minority interests	1,675	1,909	3,401	3,584	7,188	7,256
Interest expense	13,015	15,734	23,796	30,285	48,324	57,282
Interest income	(6,197)	(1,757)	(9,771)	(3,282)	(7,600)	(9,768)

Total costs, expenses and other income	831,990	750,862	1,449,079	1,297,259	3,120,111	2,886,640

Earnings (loss) from continuing operations before income taxes	157,901	110,829	49,681	(23,829)	424,155	251,512
Income tax benefit (expense)	(55,913)	(40,255)	(18,487)	6,946	(158,631)	(59,354)

Earnings (loss) from continuing operations	101,988	70,574	31,194	(16,883)	265,524	192,158
Income from discontinued operations, net of tax	—	3,299	—	6,944	59,380	12,588
Cumulative effect of change in accounting principle, net of tax	—	—	—	(3,214)	—	(3,214)

Net Income (Loss)	$101,988	$73,873	$31,194	$(13,153)	$324,904	$201,532

Net income (loss) per share from continuing operations — basic	$1.37	$0.96	$0.42	$(0.23)	$3.60	$2.63
Per share effect of discontinued operations — basic	—	0.05	—	0.09	0.81	0.17
Per share cumulative effect of change in accounting principle — basic	—	—	—	(0.04)	—	(0.04)

Net Income (Loss) Per Share – Basic	$1.37	$1.01	$0.42	$(0.18)	$4.41	$2.76

Net income (loss) per share from continuing operations — diluted	$1.34	$0.96	$0.41	$(0.23)	$3.53	$2.61
Per share effect of discontinued operations — diluted	—	0.04	—	0.09	0.79	0.17
Per share cumulative effect of change in accounting principle — diluted	—	—	—	(0.04)	—	(0.04)

Net Income (Loss) Per Share – Diluted	$1.34	$1.00	$0.41	$(0.18)	$4.32	$2.74

Dividends Per Share	$0.20	$0.15	$0.40	$0.30	$0.80	$0.60

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30	June 30	December 31
	2004	2003	2003
	(unaudited)	(unaudited)	(audited)
Assets
Cash and cash equivalents	$470,874	$375,458	$630,644
Short-term investments	26,222	28,573	68,573
Receivables, net	555,618	546,477	446,204
Due from affiliates	53,902	37,377	49,187
Inventories	391,999	416,112	374,144
Deferred tax assets	42,864	43,244	41,576
Prepaid income taxes	—	37,103	—
Other current assets	38,587	37,739	34,250
Net current assets of discontinued operations	—	19,279	—

Total current assets	1,580,066	1,541,362	1,644,578

Property, plant and equipment (less accumulated depreciation and depletion of $2,053,581,$1,951,394 and $2,050,127)	2,339,287	2,294,346	2,369,452
Goodwill	501,122	493,869	503,972
Other assets	299,033	226,688	248,662
Net noncurrent assets of discontinued operations	—	14,160	—

Total Assets	$4,719,508	$4,570,425	$4,766,664

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$495,963	$448,852	$537,675
Income taxes payable	2,678	—	32,907
Short-term borrowings and current portion of long-term debt	75,538	327,851	1,775
Current liabilities of discontinued operations	—	2,821	—

Total current liabilities	574,179	779,524	572,357

Long-term debt	714,497	717,812	715,391
Deferred income taxes	156,000	144,647	151,378
Minority interests	131,060	129,271	136,808
Other long-term liabilities	533,585	482,064	531,088

Total Liabilities	2,109,321	2,253,318	2,107,022

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 70.2, 69.0 and 69.4 million shares, respectively)	70,186	68,961	69,359
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.1, 4.2 and 4.3 million shares, respectively)	32,262	33,018	33,577
Additional paid-in-capital	751,551	720,887	734,227
Retained earnings	1,883,468	1,617,381	1,882,071
Accumulated other comprehensive gain/(loss):
Foreign currency translation	18,009	1,322	87,836
Minimum pension liability	(148,404)	(126,088)	(148,404)
Accumulated change in fair market value of derivative instruments	3,115	1,626	976

Total Shareholders’ Equity	2,610,187	2,317,107	2,659,642

Total Liabilities and Shareholders’ Equity	$4,719,508	$4,570,425	$4,766,664

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months		Twelve Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Cash Flows from Operations
Net income (loss)	$31,194	$(13,153)	$324,904	$201,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, depletion and amortization	99,609	92,405	200,023	182,912
Cumulative effect of change in accounting principle, net of tax	–	3,214	–	3,214
Provision for bad debts	1,260	1,544	1,822	3,569
Deferred income taxes	7,234	10,208	19,947	15,229
Gain on sale of assets	(2,051)	(808)	(40,043)	1,058
Gain on sale of discontinued operations	–	–	(93,126)	–
Tax on sale of discontinued operations	–	–	37,899	–
Net change in noncurrent assets and liabilities	(44,108)	10,785	(60,408)	34,758
Net change in operating working capital	(228,027)	(283,730)	60,031	(117,931)

Net Cash Provided by (Used in) Operations	(134,889)	(179,535)	451,049	324,341

Cash Flows from Investing
Capital expenditures	(117,414)	(44,126)	(247,206)	(168,853)
Acquisitions, net of cash acquired	(7,556)	(9,834)	(14,423)	(11,922)
Redemptions (purchases) of short-term investments, net	42,351	(6,313)	2,351	119,485
Proceeds from property, plant and equipment dispositions	17,112	7,923	80,399	24,013
Proceeds received from sale of discontinued operations	–	–	123,891	–
Income tax payments on gain from sale of discontinued operations	–	–	(37,899)	–
Other	6,459	(7,951)	10,618	274

Net Cash Used for Investing	(59,048)	(60,301)	(82,269)	(37,003)

Cash Flows from Financing
Issuance (repayment) of short-term borrowings, net	75,789	196,641	(4,914)	131,192
Issuance (repayment) of long-term debt, net	(3,499)	40,978	(251,931)	(82,076)
Issuance of equity securities	22,701	745	33,733	5,326
Repurchase of common stock	(7,690)	(867)	(7,690)	(867)
Dividends, net of reinvestments	(27,972)	(19,830)	(53,730)	(37,094)

Net Cash Provided by (Used for) Financing	59,329	217,667	(284,532)	16,481

Effect of exchange rate changes	(25,162)	46,517	11,168	41,249

Net Increase (Decrease) in Cash and Cash Equivalents	(159,770)	24,348	95,416	345,068
Cash and Cash Equivalents at the Beginning of the Period	630,644	351,110	375,458	30,390

Cash and Cash Equivalents at the End of the Period	$470,874	$375,458	$470,874	$375,458

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Lafarge North America Inc., together with its subsidiaries, is the United States’ and Canada’s largest diversified supplier of construction materials such as cement, aggregates, ready-mixed concrete and concrete products, asphalt and gypsum drywall. We also provide road paving and construction services. Lafarge materials are used for residential, commercial, institutional and public works construction. Our business is organized into three operating segments: Construction Materials, Cement and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments, see Note 12.

We have over 1,000 operations doing business in most states and throughout Canada, where we conduct our business through our subsidiary, Lafarge Canada Inc. (“LCI”). Lafarge S.A., a French company, and its affiliates hold approximately 53 percent of our common stock.

2.	The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented and all of the adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Lafarge”, “company”, “we”, “us”, “our” and similar terms refer to Lafarge North America Inc. and its subsidiaries. Certain reclassifications have been made to prior periods to conform to the 2004 presentation.

3.	Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

4.	The company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

If the company had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements would be as follows (in thousands, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Net Income (Loss)
As reported	$101,988	$73,873	$31,194	$(13,153)	$324,904	$201,532
Deduct fair value of stock-based employee compensation, net of tax	(2,168)	(1,857)	(4,209)	(4,131)	(7,851)	(8,802)

Pro Forma	$99,820	$72,016	$26,985	$(17,284)	$317,053	$192,730

Basic Net Income (Loss) Per Share
As reported	$1.37	$1.01	$0.42	$(0.18)	$4.41	$2.76
Pro forma	$1.34	$0.98	$0.36	$(0.24)	$4.30	$2.64

Diluted Net Income (Loss) Per Share
As reported	$1.34	$1.00	$0.41	$(0.18)	$4.32	$2.74
Pro forma	$1.31	$0.98	$0.36	$(0.24)	$4.21	$2.62

The pro forma stock-based employee compensation amounts above exclude expenses related to options granted to employees working in former Blue Circle operations of $170,000, $340,000 and $550,000 for the three, six and twelve months ended June 30, 2004 and $105,000, $210,000 and $328,000 for the three, six and twelve months ended June 30, 2003. These amounts would be reported in “Income from managed assets” on the Condensed Consolidated Statements of Income as both a cost and cost reimbursement (i.e. with no impact on net income and per share amounts), as such expenses would be fully reimbursable under the management agreement with Lafarge S.A.

The pro forma compensation cost may not be representative of that to be expected in future years.

5.	The change in the carrying value of goodwill for the six months ended June 30, 2004, is as follows (in thousands):

	Construction			Corporate
	Materials	Cement	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2004	$484,243	$12,350	$19,843	$(12,464)	$503,972
Goodwill acquired	1,966	–	–	–	1,966
Purchase accounting adjustments	480	–	–	–	480
Foreign currency translation adjustment	(5,165)	(3)	(93)	(35)	(5,296)

Balance at June 30, 2004	$481,524	$12,347	$19,750	$(12,499)	$501,122

Goodwill is recorded as of the date of acquisition based upon a preliminary purchase price allocation. We typically make adjustments to the preliminary purchase price allocation during the allocation period (generally not exceeding one year) as we finalize the fair value of certain assets and liabilities such as property, plant and equipment, intangible assets, pension and other postretirement benefit obligations, contingent liabilities, and deferred and current income tax balances.

6.	Under our receivables securitization program, we agreed to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned special purpose subsidiary (the “SPS”), which we consolidate. The SPS in turn entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125,” the receivables securitization transactions are accounted for as sales and, as a result, the related receivables and debt are excluded from the accompanying Condensed Consolidated Balance Sheets. We received proceeds from the sale of trade receivables totaling $436.7 million and $435.0 million for the three months ended June 30, 2004 and 2003, respectively; $633.9 million and $736.2 million for the six months ended June 30, 2004 and 2003; respectively, and $1,442.6 million and $1,851.2 million for the twelve months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003 and at December 31, 2003, we administered $168.0 million, $158.2 million and $82.0 million, respectively, of receivables outstanding that were sold under this arrangement. The related fees and discounting expense are recorded as “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income (Loss) and amounted to $0.4 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively; $0.8 million and $1.1 million for the six months ended June 30, 2004 and 2003; respectively, and $2.0 million and $3.2 million for the twelve months ended June 30, 2004 and 2003, respectively. The SPS holds a subordinated retained interest in the receivables not sold to third parties amounting to $100.4 million, $75.1 million and $96.3 million at June 30, 2004 and 2003 and at December 31, 2003, respectively. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

7.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value other inventories at average cost. At June 30, 2004 and 2003 and at December 31, 2003, our inventories from continuing operations consisted of the following (in thousands):

	June 30		December 31
	2004	2003	2003
Finished products	$230,728	$233,648	$213,775
Work in process	35,451	44,457	29,516
Raw materials and fuel	58,364	69,146	60,521
Maintenance and operating supplies	67,456	68,861	70,332

Total inventories from continuing operations	$391,999	$416,112	$374,144

8.	In April 2001, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2004, we had $75.0 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.45 percent and maturity dates ranging from 26 to 60 days. The agreements, which were renewed in April 2004 and now expire in April 2007, require the maintenance of certain financial ratios, among other restrictions. At June 30, 2004, we were in compliance with these requirements.

There were no short-term borrowings outstanding on our uncommitted bilateral lines of credit at June 30, 2004.

On February 5, 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million senior notes, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. The current semiannual interest rate is 4.3 percent.

9.	The components of our net periodic pension cost are as follows (in millions):

	Pension Benefit Costs
	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Service Cost	$7.5	$4.7	$15.1	$9.4	$29.1	$18.7
Interest Cost	13.2	10.3	26.3	20.5	56.6	43.2
Expected return on plan assets	(14.9)	(11.8)	(29.7)	(23.6)	(64.7)	(55.3)
Amortization of prior service cost	0.6	0.7	1.1	1.4	3.2	3.0
Amortization of actuarial loss	7.0	3.1	13.9	6.2	23.1	6.8
Other	–	–	–	–	1.4	(1.1)

Net periodic benefit cost	$13.4	$7.0	$26.7	$13.9	$48.7	$15.3

	Other Postretirement Benefit Costs
	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Service Cost	$2.0	$1.5	$4.0	$2.9	$6.8	$5.3
Interest Cost	4.6	4.2	9.0	8.3	17.4	16.2
Amortization of prior service gain	(0.2)	(0.2)	(0.3)	(0.3)	(0.6)	(0.7)
Amortization of actuarial loss	1.3	0.6	2.6	1.1	3.7	1.5
Other	—	—	—	—	0.7	(1.0)

Net periodic benefit cost	$7.7	$6.1	$15.3	$12.0	$28.0	$21.3

We contributed $81.5 million to pension plans during the first half of 2004. Expected contributions for the remainder of 2004 are $13.6 million, resulting in total expected 2004 contributions of $92.3 million.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for our third quarter of 2004. Based on a preliminary analysis of the Act, we have formed an initial conclusion that our retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. We believe that the Act will reduce, based on a January 1, 2004 remeasurement date, our Accrued Postretirement Benefit Obligation by $11 to $12 million and reduce our annual Net Periodic Benefit Cost by $1 to $2 million (excluding BCNA Mirror Plans, the costs of which are reimbursed to us by Lafarge S.A.). However, detailed final regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Since final regulations have not been issued, our initial conclusion is subject to change.

10.	Net income (loss) per share from continuing operations for the three, six and twelve months ended June 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Basic Calculation
Earnings (loss) from continuing operations	$101,988	$70,574	$31,194	$(16,883)	$265,524	$192,158

Weighted average number of shares outstanding	74,225	73,168	74,063	73,152	73,746	73,101

Basic net income (loss) per share from continuing operations	$1.37	$0.96	$0.42	$(0.23)	$3.60	$2.63

Diluted Calculation
Earnings (loss) from continuing operations assuming dilution	$101,988	$70,574	$31,194	$(16,883)	$265,524	$192,158

Weighted average number of shares outstanding	74,225	73,168	74,063	73,152	73,746	73,101
Net effect of the dilutive stock options based on the treasury stock method	770	262	765	—	664	246
Net effect of dilutive stock warrant based on the treasury stock method	1,066	189	1,026	—	819	192

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	76,061	73,619	75,854	73,152	75,229	73,539

Diluted net income (loss) per share from continuing operations	$1.34	$0.96	$0.41	$(0.23)	$3.53	$2.61

Basic net income per common equity share was computed by dividing net income from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income per common equity share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.

11.	Comprehensive income consists of the following (in thousands):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Net income (loss)	$101,988	$73,873	$31,194	$(13,153)	$324,904	$201,532
Foreign currency translation adjustments	(43,078)	108,682	(69,827)	190,278	16,687	148,453
Minimum pension liability adjustment, net of income taxes	—	—	—	—	(22,316)	(112,875)
Change in fair value of derivative instruments, net of income taxes	1,626	(296)	2,139	286	1,489	2,242

Comprehensive income (loss)	$60,536	$182,259	$(36,494)	$177,411	$320,764	$239,352

12.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, foreign exchange gains and losses, minority interests, interest and income taxes) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Net sales of continuing operations:
Construction materials
Revenues from external customers	$581.0	$518.1	$866.6	$746.0	$2,148.4	$1,929.5
Intersegment revenues	2.8	1.2	3.9	1.9	6.7	4.2
Cement
Revenues from external customers	329.5	283.3	478.7	409.9	1,105.6	979.3
Intersegment revenues	45.5	42.7	73.3	64.9	169.9	147.1
Gypsum
Revenues from external customers	79.4	60.3	153.5	117.5	290.3	229.4
Eliminations	(48.3)	(43.9)	(77.2)	(66.8)	(176.6)	(151.3)

Total net sales of continuing operations	$989.9	$861.7	$1,498.8	$1,273.4	$3,544.3	$3,138.2

Income (loss) from continuing operations:
Construction materials (a)	$70.8	$52.0	$7.2	$(15.3)	$206.3	$162.9
Cement (a)	112.4	104.4	94.2	74.0	310.7	277.5
Gypsum (a)	7.0	(3.3)	11.5	(8.7)	15.2	(20.2)
Corporate and unallocated expenses	(23.8)	(26.4)	(45.8)	(43.2)	(60.1)	(113.9)

Earnings (loss) before minority interests, interest and income taxes	166.4	126.7	67.1	6.8	472.1	306.3
Minority interests	(1.7)	(1.9)	(3.4)	(3.6)	(7.2)	(7.3)
Interest expense, net	(6.8)	(14.0)	(14.0)	(27.0)	(40.7)	(47.5)

Earnings (loss) from continuing operations before income taxes	$157.9	$110.8	$49.7	$(23.8)	$424.2	$251.5

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, minority interests, interest, income taxes, foreign exchange gains and losses and a $26 million charge in November 2002 related to the idling of the gypsum plant at Wilmington, Delaware.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Net sales from continuing operations:
United States	$571.2	$516.9	$874.6	$772.4	$1,984.2	$1,854.3
Canada	418.7	344.8	624.2	501.0	1,560.1	1,283.9

Total net sales from continuing operations	$989.9	$861.7	$1,498.8	$1,273.4	$3,544.3	$3,138.2

Income from continuing operations:
United States	$90.6	$72.4	$40.5	$4.3	$238.9	$109.6
Canada	75.8	54.3	26.6	2.5	233.2	196.7

Earnings before minority interests, interest and income taxes	166.4	126.7	67.1	6.8	472.1	306.3
Minority interests	(1.7)	(1.9)	(3.4)	(3.6)	(7.2)	(7.3)
Interest expense, net	(6.8)	(14.0)	(14.0)	(27.0)	(40.7)	(47.5)

Earnings (loss) from continuing operations before income taxes	$157.9	$110.8	$49.7	$(23.8)	$424.2	$251.5

Assets by operating segment consist of the following (in millions):

	June 30
			December 31
	2004	2003	2003
Construction materials	$2,114.3	$2,100.5	$2,010.2
Cement	1,361.6	1,348.5	1,283.1
Gypsum	322.3	317.2	317.2
Corporate and unallocated	921.3	770.8	1,156.2
Discontinued operations	–	33.4	–

Total assets	$4,719.5	$4,570.4	$4,766.7

13.	Our sale of Lafarge Florida Inc. to Florida Rock Industries, Inc. closed on August 12, 2003. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. The sale price of $123.9 million resulted in a pretax gain of $93.1 million, which is included in “Income from discontinued operations, net of tax” in the condensed consolidated statements of income for the twelve months ended June 30, 2004.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we reclassified the results of operations and the assets and liabilities of Lafarge Florida Inc. as discontinued operations as of March 31, 2003. As the sale of Lafarge Florida Inc. closed on August 12, 2003, there are no assets and liabilities of discontinued operations as of June 30, 2004 and December 31, 2003.

Net sales and earnings before income tax from our discontinued Florida operations are as follows (in thousands):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2004	2003	2004	2003	2004	2003
Net sales	$–	$24,826	$–	$49,178	$11,447	$94,588
Earnings before income tax (including a divestiture gain of $93,126 for the twelve months ended June 30, 2004)	–	5,039	–	10,607	95,879	19,936

Included in earnings before income tax are allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets sold.

14.	In November 2002 and in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, the company recorded a reserve of approximately $11 million in connection with the idling of our gypsum drywall operations in Wilmington, Delaware. As of June 30, 2004, cash payments of approximately $5.3 million had been charged to the reserve, leaving a balance at June 30, 2004 of approximately $5.7 million.

15.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri as well as damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather should be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Upon further appeal by Dunn Industrial, the Missouri Supreme Court upheld the lower appellate court’s ruling and agreed that Dunn Industrial must arbitrate its claims. In its demand for relief in the arbitration, Dunn Industrial claims damages in excess of $120.5 million. We have filed certain counter claims, and we believe that Dunn Industrial’s claims are without merit and are vigorously defending our position in the arbitration. We believe this matter will not have a material adverse effect on our financial condition.

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

Currently, we are involved in one matter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessors sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site is the U.S. Department of Defense. At a July 2, 2004 status conference, we understand that the Department of Defense indicated that it has proceeded with an approved remediation plan for the site. We anticipate receiving a deminimis settlement offer for this matter and believe it will not have a material adverse effect on our financial condition.

On August 26, 2003, United States Gypsum Corporation (“USG”) filed a lawsuit against us in the United States District Court for the Northern District of Illinois alleging our infringement of a USG patent relating to the production of gypsum drywall. On May 12, 2004, we were served with an amended complaint alleging our misappropriation of USG trade secrets and setting forth claims related thereto. In the suit, USG seeks unspecified damages and certain injunctive relief relating to the patent and our alleged misappropriation of trade secrets. The suit is in the discovery stage and we are vigorously defending our position against USG’s allegations. We believe that this matter will not have a material adverse effect on our financial condition.

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in our financial statements. As of June 30, 2004, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at June 30, 2004. However, we have concluded that the possibility of material liability in excess of the amount reported in the June 30, 2004 Condensed Consolidated Balance Sheet is remote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lafarge North America produces cement, ready-mixed concrete, aggregates, asphalt and gypsum drywall. Our customers are primarily construction contractors or other businesses involved in the construction industry. Our sales and earnings come from deliveries of our products or the sales of construction services, and we receive cash from our customers within normal payment terms. We are increasing our efforts to move beyond being a traditional materials provider to competing based on value. We seek to add value through the application of our industry-leading expertise, development of new high-performance materials, and creation of responsive solutions to customer problems.

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

Company management is focused primarily on two key priorities: delivering higher performance and expanding the company through disciplined growth and development. Through the application of proprietary performance programs, management seeks to leverage key strategic, operational, cost and revenue drivers in each product segment to improve the quality of our products and services, and mitigate negative cost and market pressures on our financial results. In 2003, the company initiated efforts to further strengthen its performance culture by intensifying its focus on customer orientation. This effort involves identifying how Lafarge can tailor product and service offerings to create greater value for customers, making them more successful in their businesses. Management believes that offering this type of superior service and product quality will set Lafarge apart from its competition, and will strengthen our ability to improve prices in the future. Management also continues to actively identify and evaluate opportunities for top-line growth, particularly in aggregates, that meet our financial return criteria.

Three Months Ended June 30, 2004

During the three months ended June 30, 2004, we recorded a net income of $102.0 million, or $1.34 per share diluted. The results compare with second quarter 2003 net income of $73.9 million, or $1.00 per share diluted, which included $3.3 million, or $0.04 per share diluted, income from cement-related discontinued operations. Excluding the effects of discontinued operations, net income for the second quarter 2004 improved $31.4 million, or 44.5 percent, compared to the same period last year. Net income comparisons for 2004 are favorably impacted by a prior year charge of $2.9 million after income taxes ($0.04 per share diluted) primarily related to foreign exchange losses on certain intercompany transactions and prior year losses of $5.0 million after income taxes ($0.07 per share diluted) related to losses in the western U.S. portable highway paving business, which we exited in the second quarter of 2003.

Our cement and construction materials businesses reported higher operating income year-over-year, as volume comparisons generally improved as a result of stronger demand and poor weather experienced during the first half of 2003. Compared to 2002, when weather conditions were more typical than in 2003, volumes were generally stronger. For example, second quarter 2004 cement volumes were 11 percent higher than second quarter 2002 volumes. In addition, our gypsum segment recorded its fourth consecutive quarterly profit. The strong Canadian dollar favorably impacted operating income in the quarter by $8.3 million. This was partially offset by pension and other postretirement expenses, which increased by $8.0 million.

Net sales from continuing operations were $989.9 million, an increase of 14.9 percent compared to the same period in 2003. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased 12.3 percent in the quarter. U.S. net sales increased by 10.5 percent to $571.2 million compared to $516.9 million in 2003, while Canadian net sales increased by 15.1 percent in local currency.

Construction Materials

Our construction materials segment reported an operating income of $70.8 million compared with $52.0 million during the second quarter 2003. Excluding exchange rate effect, operating results were $14.1 million better than 2003. Strong volumes across all product lines, particularly in aggregates and ready-mix, and higher aggregates prices are partially offset by higher material costs in ready mix concrete as well as higher aggregate production costs and increased pension and other postretirement expenses. Operating income of aggregates, asphalt, paving and concrete products were significantly higher compared with last year, while ready-mix concrete profits were in line with last year. Total revenue of construction materials during the quarter was $583.8 million, up 12.4 percent over last year. Excluding the impact of the exchange rate, revenues were 8.7 percent higher than the same period in 2003.

Aggregates (crushed stone, sand and gravel) recorded an operating income of $55.4 million, $15.9 million better than last year due to higher volumes and prices, partially offset by higher mineral and repair costs. Shipments of aggregates of 36.8 million tons were 17.0 percent above last year. Volumes in the U.S. were up 12.7 percent compared with the year-ago quarter, due to improved economic conditions in the Great Lakes, Maryland and Missouri. This was partially offset by slightly lower sales volumes in Colorado related to the completion of a large project in 2003. Canadian regions exceeded prior year’s volumes by 21.9 percent primarily due to higher construction activity. Average selling prices were up in most markets, contributing to improved profitability year-over-year.

Ready-mix concrete recorded $11.6 million operating income, in line with last year, as increased volumes and lower delivery and production costs were offset by higher material costs. Overall, shipments of ready mixed concrete improved 7.2 percent in the quarter to 3.2 million cubic yards. Higher Canadian shipments, sustained by a strong construction activity in western Canada, increased by 11.8 percent compared to last year. U.S. volumes increased slightly, as strong volumes in Maryland and New Mexico were partially offset by lower activity in Louisiana with the completion of the New Orleans airport project in 2003. Ready mix concrete margin over materials was lower than last year due to soft market conditions in the Denver market and competitive pressures in the Montreal market. Delivery efficiencies improved, helped by our performance-based distribution initiatives implemented during the past year.

Asphalt and paving recorded a $3.6 million operating income for the quarter compared to $0.5 million in the prior year, benefiting from the absence of $4.6 million of prior year losses from the unprofitable western U.S. portable highway paving business, which we exited in the second quarter of 2003. Revenues were $160.8 million, 12.1 percent higher than last year (8.0 percent excluding the favorable foreign exchange rate impact). Asphalt and paving is a highly seasonal business with most of the activity occurring during the second half of the year. Therefore, the revenues or earnings of the second quarter may not be indicative of results to be expected for the full year or any other interim period.

Cement

Operating income from cement operations, excluding discontinued operations (Lafarge Florida Inc.), was $112.4 million for the second quarter, $8.0 million higher than last year. Increased sales volumes and lower fixed costs partially offset higher variable costs (increased freight costs to meet demand as well as unfavorable fuel mix), higher cement purchases, inventory draw down and higher pension expenses. The favorable exchange rate impact contributed $3.9 million to second quarter cement earnings.

Net sales from continuing operations were $375.0 million, an increase of 15.0 percent compared with the second quarter of 2003. Excluding the impact of the exchange rate, revenues were up 13.3 percent from the same period last year. Cement volumes of 4.1 million tons were up 12.5 percent, as construction activity remained strong, building upon the 14.6 percent favorable variance in the first quarter. Compared to 2002, when weather conditions were more typical than in 2003, total volumes were 11 percent higher. Strong general economic conditions (with continued low interest rates), relatively favorable weather and recovery of market share in certain areas all contributed to the positive variance. U.S. volumes, excluding Lafarge Florida Inc., were up 13.5 percent in the second quarter of 2004 with strong demand in all regions. Canadian shipments improved by 9.9 percent, mostly in western Canada.

Average cement prices, excluding the impact of exchange rates and Lafarge Florida, were up 1.3 percent compared to 2003, recovering from declines experienced in the U.S. in the second half of

2003. Prices in the U.S. during the current quarter were up more than 2 percent compared with the fourth quarter of 2003, and 3 percent above levels in the first quarter of 2004. This recovery was primarily driven by the success of our $2.00 to $4.00 per ton price increases in a majority of the markets. A second round of price increases in several U.S. markets ($3.00-$5.00/ton) was implemented on August 1, 2004.

Gypsum

Gypsum recorded $7.0 million in operating income in the second quarter of 2004, marking four consecutive quarterly profits. Strong sales volumes and higher selling prices offset increased costs, contributing to the $10.2 million improvement in operating income compared to prior year. Unit variable costs were higher than prior year as a result of increased paper and energy costs. Fixed costs were higher due to higher maintenance and labor costs, partially offset by improved plant productivity. To meet demand, all plants were at full operating schedules for the entire quarter, except for our Buchanan, New York plant, which lost 21 production days in June due to out of specification gypsum raw material from a supplier.

Net sales increased to $79.4 million, an increase of 31.6 percent compared to the same period last year. Wallboard sales volumes increased to 542 million square feet, 8.0 percent higher compared to the same period last year, mainly due to continued strength in residential construction. The average mill net price of $120 per msf (thousand square feet) during the quarter was 25.4 percent higher than last year, reflecting the full impact of price increases implemented in January, March and May 2004, in addition to price increases achieved in 2003. Another price increase was implemented in July 2004.

Consolidated Selling and Administrative

Selling and administrative expenses of $97.8 million increased $10.9 million from 2003. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $9.7 million, mainly due to higher governance and compliance, pension, salaries, training and depreciation expenses.

Income from Managed Assets

During the three months ended June 30, 2004 and June 30, 2003, we recognized $ 3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $61.4 million and $51.4 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $58.4 million and $48.4 million in 2004 and 2003, respectively.

Other (Income) Expense, Net

Other (income) expense, net amounted to an expense of $6.5 million in 2004 compared to $9.0 million in 2003. Current year comparisons are favorably impacted by foreign exchange losses recognized in the prior year as well as prior year losses related to our unprofitable western U.S. portable highway paving business.

Interest Expense, Net

Net interest expense of $6.8 million was $7.2 million better than the prior year. Most of this improvement was due to foreign exchange fluctuations between the U.S. and Canadian dollar. These fluctuations resulted in a $3.5 million currency translation loss on U.S. dollar investments in Canada in the second quarter of 2003, and a $1.8 million currency gain in the second quarter of 2004, a difference of $5.3 million. The balance of the improvement in net interest expense is attributable to a fixed to floating rate swap we entered into during the first quarter of 2004, which resulted in a $0.9 million reduction in interest expense, higher invested cash balances, and lower levels of short-term debt.

Income Taxes

For the three months ended June 30, 2004, we recorded an income tax expense from continuing operations of $55.9 million, $15.7 million higher than the prior year quarter due to higher income in our U.S. and Canada operations. Our effective income tax rate was 35.4 percent in 2004 and 36.3 percent in 2003. In 2003, our Canadian income tax rate was higher due to a greater proportion of income in higher tax rate provinces.

Six Months Ended June 30, 2004

For the six months ended June 30, 2004, we recorded net income of $31.2 million, or $0.41 per share diluted, compared with net loss of $13.2 million, or $0.18 per share diluted, in 2003. Excluding the effects of discontinued operations, net income for the first six months of 2004 improved by $48.1 million compared to the same period last year. All of our businesses recorded better operating results compared to last year, benefiting from stronger demand and more typical weather than experienced in 2003. Increased volume and prices for cement, aggregates and gypsum offset lower margins from ready mix concrete, asphalt and paving. Pension and other postretirement expenses increased by $16.1 million. Earnings before minority interest, interest and income taxes comparisons in the first six months of 2004 were favorably impacted by the absence of $9.6 million in prior year losses related to the western U.S. portable highway paving business, which we exited during the second quarter of 2003. The strong Canadian dollar favorably impacted operating income by $2.1 million in the first six months.

Consolidated net sales for 2004 were $1,498.8 million, an increase of 17.7 percent (13.9 percent excluding favorable exchange rate impact) compared to last year. U.S. net sales increased by

13.2 percent to $874.6 million compared to $772.4 million in 2003, while Canadian net sales increased by 15.0 percent in local currency.

Construction Materials

Our construction materials operations reported an operating income of $7.2 million, compared to an operating loss of $15.3 million last year. Net sales of $870.5 million were 16.4 percent higher than 2003 (11.2 percent excluding the favorable Canadian currency impact). Higher volumes in all product lines and higher aggregates prices offset the lower margins of our ready mix concrete, asphalt and paving businesses as well as increased mineral and production costs of aggregates. In addition, 2004 comparisons benefited from the absence of $6.4 million of prior year losses associated with our western U.S. portable highway paving business.

Aggregates recorded an operating income of $32.3 million, $17.2 million higher than last year as higher volumes and prices partially offset increased mineral costs, higher repairs and inventory draw down. Shipments of aggregates increased by 20.0 percent to 53.0 million tons compared with last year as a result of strong volumes across all regions, except for the Denver market. Overall average selling prices of aggregates were higher by 2.7 percent compared to last year with the implementation of general price increases in 2004.

Ready-mix concrete recorded $3.8 million of operating income, $2.7 million higher than last year. Significantly higher volumes and lower delivery costs (with improved efficiencies) offset higher material costs and lower prices in the Denver and Montreal markets. Shipments were 5.1 million cubic yards, 8.3 percent higher than last year given sustained construction activity in most regions and favorable weather. Volumes were up 12.3 percent in Canada as a result of strong project work in Vancouver and carry-over work in several markets. U.S. shipments were up 3.5 percent, mostly due to higher levels of construction activity in Maryland and New Mexico.

Asphalt and paving recorded a $23.8 million operating loss, $3.0 million less than previous year, benefiting from the absence of $6.4 million of prior year losses from the unprofitable western U.S. portable highway paving business. Revenues were $200.6 million, 12.0 percent higher than last year (6.5 percent excluding the favorable exchange rate). Asphalt and paving is a highly seasonal business with most of the activity occurring during the second half of the year. Therefore, the revenues and earnings of the first six months may not be indicative of results to be expected for a full year or any other interim period.

Cement

Operating income from our cement business was $94.2 million, $20.2 million higher than last year. Net sales of $552.0 million increased by 16.3 percent from $474.8 million in 2003. Excluding the impact of the stronger Canadian dollar, net sales were up 13.3 percent. Higher sales volumes, better prices and lower fixed costs offset increased distribution costs, energy costs and pension expenses. With demand outpacing production, cement purchases and inventory draw down were higher than last year. The favorable exchange rate impact contributed $4.5 million to cement earnings for the first six months.

Cement shipments of 5.9 million tons were up 13.2 percent, driven by strong demand across all regions, some recovery in market share and more favorable weather conditions. U.S. shipments were 14.6 percent higher than last year. Canadian shipments were higher than prior year by 9.4 percent, with the largest increases coming from western Canada.

Average terminal net price (average selling price per ton less freight to customers) increased slightly by 0.6 percent in the first half of 2004 compared to last year (excluding the foreign exchange impact and Lafarge Florida). Price increases have been successfully implemented in the first half of 2004 in a majority of our markets. Average Canadian cement selling prices were up 2.1 percent year to date, in local currency. In the U.S., the average selling price increased only 0.3 percent for the first six months, as price increases implemented in April 2004 offset price deterioration that occurred in the second half of 2003.

Gypsum

The operating income from our gypsum business totaled $11.5 million on net sales of $153.5 million, compared to an operating loss of $8.7 million on net sales of $117.5 million in 2003. Strong residential activity translated to higher prices and volumes, but gains were partially offset by increased distribution costs and higher energy and paper costs.

Total drywall sales volumes for the first half increased 9.5 percent from 2003, reaching a level of 1,084 million square feet due to sustained high levels of residential construction both in the U.S. and in Canada. Average selling prices for the first half of 2004 were $116 per msf, $22 higher than last year’s level, driven by the successful implementation of five price increases from August 2003 to June 2004. Another price increase was implemented in July 2004.

Consolidated Selling and Administrative

Selling and administrative expenses of $188.4 million increased $19.5 million from 2003. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $12.9 million. The remaining increase was mainly due to higher governance and compliance, pension, salary and depreciation expenses.

Income from Managed Assets

During the six months ended June 30, 2004 and June 30, 2003, we recognized $6.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $117.2 million and $101.6 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($6.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $111.2 million and $95.6 million in 2004 and 2003, respectively.

Other (Income) Expense, Net

Other (income) expense, net amounted to an expense of $17.5 million in 2004 compared to $14.6 million in 2003. The increase in net expense is mainly due to higher postretirement expenses.

Interest Expense, Net

Net interest expense of $14.0 million was $13.0 million better than prior year. Most of this improvement was due to foreign exchange fluctuations between the U.S. and Canadian dollar. These fluctuations resulted in a $6.7 million currency translation loss on U.S. dollar investments in Canada in the first half of 2003, and a $2.9 million currency gain in the first half of 2004, a difference of $9.6 million. The balance of the improvement in net interest expense is attributable to a fixed to floating rate swap we entered into during the first quarter of 2004, which resulted in a $2.5 million reduction in interest expense, higher invested cash balances, and lower levels of short-term debt.

Income Taxes

For the six months ended June 30, 2003, we recorded an income tax expense of $18.5 million in 2004 compared to an income tax benefit of $6.9 million in 2003. Our effective income tax rate was 37.2 percent in 2004 and 29.1 percent in 2003. In both 2003 and 2004, non-deductible minority interest expense has a disproportionate impact on the apparent effective tax rate due to the relatively low pretax loss in 2003 and the relatively low pretax income in 2004.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset. The asset is depreciated and the liability is accreted over the useful life of the asset. Most of our asset retirement obligations are incurred as reclamation liabilities related to its mining process. Previously, we accrued for reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pretax cumulative charge of $4.8 million, as of the effective date of January 1, 2003.

Twelve Months Ended June 30, 2004

For the twelve months ended June 30, 2004, we recorded net income of $324.9 million, or $4.32 per share diluted, compared with net income of $201.5 million, or $2.74 per share diluted during the same period last year. There were a number of specific items affecting our earnings in both periods. For the twelve months ended June 30, 2004, net income included earnings from discontinued operations amounting to $59.4 million, or $0.79 per share diluted. In addition, net income included a net gain of $11.3 million, or $0.15 per share diluted related to a gain recognized in connection with the sale of our Detroit, Michigan cement terminal partially offset by an increase in our Canadian deferred tax provision. For the twelve months ended June 30, 2003 (hereafter “the prior period”), net income included a charge for the idling of the gypsum plant in Wilmington, Delaware as well as losses from the western U.S. portable highway paving business, which we exited in the second quarter of 2003. In addition, net income included $28.3 million of credits related to income taxes (see “Income Taxes” below).

Earnings from continuing operations before income taxes were $424.2 million for the twelve months ended June 30, 2004, which represents an improvement of $172.6 million or 68.6 percent. Consolidated net sales for the twelve months ended June 30, 2004 were $3,544.3 million, up 12.9 percent from $3,138.2 million for the twelve months ended June 30, 2003. Pension and other postretirement expenses increased by $38.3 million (we expect calendar year 2004 pension expense to increase between $20 million and $25 million compared to 2003). The stronger Canadian dollar positively contributed $25.8 million to our operating results.

Construction Materials

Our construction materials operations reported operating income of $206.3 million, $43.4 million higher than the prior period, while net sales of $2,155.1 million were 11.4 percent higher than the prior period. All product lines recorded higher operating results against the prior period, as higher volumes and prices of aggregates and ready-mixed concrete businesses offset flat volumes for asphalt and paving. For the twelve months ended June 30, 2004, losses associated with the western U.S. portable highway paving business were $1.0 million compared to $8.1 million for the prior period. The stronger Canadian dollar resulted in a $12.1 million dollar improvement in earnings of the construction materials business.

Aggregates recorded operating income of $141.1 million, $32.0 million higher than the prior period due to higher volumes and increased selling prices. Shipments of aggregates increased 10.7 percent to 127.7 million tons compared with the prior period. In the U.S., volumes increased 13.8 percent to 63.6 million tons with increases in the Great Lakes, Maryland and Missouri markets partially offset by weaker conditions in Colorado. Canadian volumes were up 7.7 percent to 64.1 million tons due to increased shipments in most of our western Canadian markets. Average selling prices of aggregates were up 4.4 percent in the U.S. and 2.6 percent in Canada, in local currency.

Ready-mix concrete recorded $37.4 million of operating income, $4.3 million higher than the prior period, benefiting from higher volumes and prices. Shipments were 11.4 million cubic yards, 4.2 percent higher than the prior period. Volumes were up 6.9 percent in Canada with sustained project work in the energy and mineral/mining sector and improved residential construction particularly in Vancouver. Also, volumes were up 6.1 percent in eastern U.S. markets, particularly in Louisiana and Maryland, which benefited from favorable weather and project work. However, continued weak conditions in our Colorado markets partially offset these gains resulting in flat overall U.S. volumes for the twelve months ended June 30, 2004. Average selling prices increased 1.1 percent in Canada, while prices in the U.S. were 1.2 percent lower than 2003, mainly driven by competitive pressures in the Denver market.

Asphalt and paving recorded $33.8 million of operating income, $6.0 million higher than the previous year with the comparison benefiting from our exit from the unprofitable western U.S. portable highway paving business in the second quarter of 2003.

Cement

Operating income from our cement business was $310.7 million, $33.2 million higher than the prior period, benefiting from strong shipments starting in the third quarter of 2003 and continuing through the second quarter of 2004. The stronger Canadian dollar resulted in a $17.6 million improvement in earnings. Net sales of $1,275.5 million, were up 13.2 percent compared with the prior period. Cement shipments, excluding Lafarge Florida Inc., of 13.8 million tons, were up 9.9 percent. Volumes in the U.S., excluding Lafarge Florida Inc., were up 10.6 percent while shipments in Canada increased 7.7 percent as demand was up sharply in the western provinces and Ontario. Average Canadian selling prices were up 2.7 percent in local currency while in the U.S., average prices declined 1.0 percent as some price degradation occurred in the second half of 2003 due to competitive activity in several markets before recovering in the second quarter of 2004.

Gypsum

Our gypsum business reported operating income of $15.2 million on net sales of $290.3 million, compared to an operating loss of $20.2 million on net sales of $229.4 million for the twelve months ended June 30, 2004 and 2003. A combination of strong volume growth, higher selling prices and improved operating efficiency contributed to the improved results. Total drywall sales volumes increased 12.9 percent, reaching a level of 2,179 million square feet with favorable weather and strong residential demand throughout the second half of 2003 and first half of 2004. Average mill net selling prices increased 13.7 percent reflecting the full impact of five price increases implemented since August 2003, including the most recent increase in May 2004. The 2003 operating loss of $20.2 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant in November 2002.

Consolidated Selling and Administrative

Selling and administrative expenses of $372.6 million increased $29.8 million from the twelve months ended June 30, 2003. Excluding the unfavorable impact of the Canadian dollar, expenses increased by $12.1 million. This increase was mainly due to expense increases in governance and compliance, pension, salary, depreciation and programs to improve shared services across our operations.

Income from Managed Assets

During the twelve months ended June 30, 2004 and June 30, 2003, we recognized $12.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $222.0 million and $193.0 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($12.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with the management of these assets were $210.0 million and $181.0 million for the twelve months ended June 30, 2004 and 2003, respectively.

Other (Income) Expense, Net

Other (income) expense, net amounted to income of $10.2 million in the twelve months ended June 30, 2004 compared to an expense of $46.9 million in the twelve months ended June 30, 2003. The twelve months ended June 30, 2004 includes a $31.2 million gain related to the sale of our Detroit cement terminal. The twelve months ended June 30, 2003 includes a $26.0 million provision for the idling of our gypsum drywall plant in Wilmington, Delaware.

Interest Expense, Net

Net interest expense of $40.7 million was $6.8 million better than the prior period. The improvement reflects a $5.3 million reduction in the translation loss on U.S. dollar investments in Canada as compared with the previous 12-month period, higher invested cash balances and lower levels of short-term debt during the twelve months ended June 30, 2004.

Income Taxes

For the twelve months ended June 30, 2004 and June 30, 2003, we recorded income tax expense of $158.6 million and $59.4 million respectively. For the twelve months ended June 30, 2004, income tax expense includes an $8.0 million unfavorable deferred tax adjustment due to provincial changes legislated in both Ontario and Alberta. The income tax expense for the twelve months ended June 30, 2003 includes $28.3 million in non-recurring tax benefits in the fourth quarter of 2002 arising from a reversal of a $23.3 million deferred tax valuation allowance and a favorable final tax adjustment of $5.0 million reflecting the settlement of various tax issues with both U.S. and Canadian authorities. Excluding these one-time tax benefits, the effective tax rate for the twelve months was approximately 35.4 percent in 2004 compared to 34.7 percent in 2003.

Cumulative Effect of Change in Accounting Principle

For a description of the cumulative effect of change in accounting principle, refer to the similarly-titled section in “Six Months Ended June 30, 2004” above.

Recent Accounting Development

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). When adopted, FSP 106-2 will supersede FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. Refer to Note 9 in Notes to the Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Six Months Ended June 30, 2004

Net cash of $134.9 million was used in operating activities in the first six months of 2004 compared with $179.5 million used during the same period in 2003, an improvement of $44.6 million. The decrease in cash used by operations reflects net income recorded for the first six months of 2004 compared to a net loss for 2003 and a lower increase in net working capital. The lower increase in net working capital stems from a reduction of inventories following four quarters of solid demand and also from our focus on optimizing working capital, which resulted in lower days sales outstanding and higher days payable. The decrease was partially offset by an increase in pension contributions, which totaled $81.5 million for the first half of 2004 (including a $34.9 million voluntary contribution), as compared with $8.5 million for the similar period in 2003.

Capital expenditures more than doubled during the first half of 2004 as compared with 2003, from $44.1 million to $117.4 million, due to timing factors associated with various projects. Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $250 million to $300 million in calendar year 2004. Net cash used for investing activities was virtually unchanged, as redemptions of short-term investments in 2004, and higher proceeds associated with property, plant and equipment dispositions offset the increased capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2004 and 2003 was $59.3 million and $217.7 million. This primarily reflects a decline in the net issuance from short-term and long-term borrowings, which fell from $237.6 million for the six months ended June 30, 2003 to $72.3 million for the same period this year, reflecting the improvement in internal cash generation and the redemption of short-term investments mentioned above. Issuance of long-term debt for 2003 includes $47.0 million of proceeds received in connection with the issuance of industrial revenue bonds related to our Kansas City, Missouri plant. Also, proceeds from issuance of equity securities increased $22.0 million primarily due to more employee stock option exercises.

Twelve Months Ended June 30, 2004

Net cash provided by operating activities for the twelve months ended June 30, 2004 increased by $126.7 million over the same period ending June 30, 2003, reflecting higher net income and a major improvement in operating working capital, which consumed $117.9 million in the twelve months to June 30, 2003 but generated $60.0 million in the twelve months to June 30, 2004. These two positive factors were partially offset by increased pension contributions, which are reflected in the Net change in noncurrent assets and liabilities and mentioned above. The improvement in working capital stems from a reduction of inventories following four quarters of solid demand and also from our focus on optimizing working capital, which resulted in lower days sales outstanding and higher days payable.

For the twelve months ended June 30, 2004, net cash used in investing activities was $82.3 million representing an increase of $45.3 million. Capital expenditures and acquisitions increased by $80.9 million during the more recent period, from $180.8 million to $261.6 million. Capital spending in the more recent period was offset by the proceeds from the sale of Lafarge Florida Inc. and other assets ($166.4 million, net of taxes), whereas in the twelve months ending June 30, 2003 the primary cash provided by Investing activities was the redemption of short-term investments ($119.5 million).

During the twelve months ended June 30, 2004, net cash consumed by financing activities totaled $284.5 million, compared to net cash provided by financing activities of $16.5 million for the comparable period ended June 30, 2003. The main contributor to this swing was the repayment of debt in the more recent period ($256.8 million repayment vs. a net issuance of $49.1 million a year earlier). Other factors driving the change, albeit to a lesser extent, were higher level of dividend payments following a 33 percent increase in the dividend rate in the second half of 2003 and common stock repurchases in the year ending June 30, 2004, partially offset by the higher level of equity issuances. The level of equity issuances, as mentioned above, was a function of stock option exercises during the year.

Other

In April 2001, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At June 30, 2004, we had $75 million of commercial paper outstanding under the agreements. These borrowings are backed by a $300 million, syndicated, committed revolver that expired in April 2004 and was renewed with similar terms. The new agreement expires in April 2007.

We also have a syndicated, committed revolving 5-year credit facility totaling $300 million extending through April 2007. At June 30, 2004, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.125 percent of the total amount of the facility. Borrowings made under the revolving credit facility would bear interest at 0.75 percent over LIBOR and are subject to certain conditions, including the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At June 30, 2004, we were in compliance with these requirements.

Outstanding balances under our $200 million receivables securitization program as of June 30, 2004 and 2003 and December 31, 2003 totaled $168.0 million, $158.2 million and $82.0 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

At June 30, 2004, we have cash and short-term investments of approximately $429.2 million and cumulative undistributed earnings of approximately $1.2 billion in Lafarge Canada Inc. No provision for U.S. income taxes or Canadian withholding taxes has been made since we intend to reinvest the earnings in Canada or repatriate the earnings only when possible to do so at minimal additional tax cost. Management has decided that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. The strengthening of the Canadian dollar during the twelve months ended June 30, 2004 has resulted in an increase in shareholders’ equity of $16.7 million resulting from foreign currency translation adjustments.

Historically, we primarily use fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates. However, to achieve a better balance of fixed and floating interest rates, on February 5, 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million senior notes, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. The current semiannual interest rate is 4.3 percent.

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

There was no change in our internal control over financial reporting during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 15 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (dollars in thousand, except per share amounts):

				(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share (2)	Program (3)	Program
1/1/04 – 1/31/04	–	$–	–	$49,133
2/1/04 – 2/29/04	8,000	$41.24	8,000	$48,803
3/1/04 – 3/31/04	118,200	$40.75	118,200	$43,986
4/1/04 – 4/30/04	–	$–	–	$43,986
5/1/04 – 5/31/04	60,000	$42.39	60,000	$41,443
6/1/04 – 6/30/04	–	$–	–	$41,443

Total	186,200		186,200

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On May 5, 2003, we announced that our Board of Directors approved a share repurchase program through December 31, 2004. Under this program, we are authorized to purchase in aggregate up to $50.0 million.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 4, 2004. A total of 73,797,138 shares were entitled to be voted. At the meeting, representatives of our transfer agents were appointed as independent inspectors of election and tabulated and reported votes cast at the meeting. Stockholders elected the nominees for the Board of Directors identified below:

	Common Stock		Voting Stock
Director Elected	For	Withheld	For	Withheld
Marshall A. Cohen	57,634,633	1,070,834	335,056	197
Bertrand P. Collomb	50,023,136	8,682,331	295,811	39,442
Philippe P. Dauman	57,433,528	1,271,939	334,900	353
Bernard L. Kasriel	51,279,892	7,425,575	296,184	39,069
Bruno Lafont	51,269,308	7,436,159	296,177	39,076
Claudine B. Malone	57,443,133	1,262,334	335,046	207
Blythe A. McGarvie	57,917,329	788,138	334,857	396
James M. Micali	57,986,161	719,306	334,848	405
Gwyn Morgan	57,989,044	716,423	334,920	333
Robert W. Murdoch	51,385,397	7,320,070	295,910	39,343
Bertin F. Nadeau	57,353,297	1,352,170	335,066	187
John D. Redfern	50,230,146	8,475,321	294,841	40,412
Philippe R. Rollier	51,381,678	7,323,789	295,880	39,373
Michel Rose	49,844,250	8,861,217	295,823	39,430
Lawrence M. Tanenbaum	50,542,060	8,163,407	295,946	39,430
Gerald H. Taylor	57,994,509	710,958	335,036	217

Item 5. Other Information

As previously announced, Mr. Waisanen will be retiring as chief financial officer of the company on December 31, 2004. Mr. Waisanen has agreed to remain an employee of the company from that date through October 31, 2006 in a non-executive officer capacity. During this time he will report to and act as a special advisor to our chief executive officer and will work on special projects at his direction. From December 31, 2004 through October 31, 2006, Mr. Waisanen will receive compensation and fringe benefits at the same level as was paid to him during 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

     On May 5, 2004, we furnished a Form 8-K dated May 4, 2004, in which we announced our earnings for the fiscal quarter ended March 31, 2004.

     On June 17, 2004, we filed a Form 8-K dated June 16, 2004 in which we reported the resignation of Gwyn Morgan from our Board of Directors.

(space intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.
Date: August 9, 2004	By:	/s/LARRY J. WAISANEN
Larry J. Waisanen
Executive Vice President and Chief Financial Officer