Form 10-Q
period 2004-09-30
LAFARGE NORTH AMERICA INC
filed 2004-11-08
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland

I.R.S. Employer Identification No.
58-1290226

12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600

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

There were approximately 70,500,000 shares of our Common Stock and 4,051,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of October 31, 2004, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net Sales	$1,259,583	$1,162,594	$2,758,343	$2,436,024

Costs, expenses and other income:
Cost of goods sold	887,004	825,136	2,118,764	1,914,408
Selling and administrative	105,352	87,468	293,729	256,301
Income from managed assets:
Management fees and cost reimbursement	(63,840)	(50,948)	(181,033)	(152,575)
Direct and allocated costs and expenses	60,840	47,948	172,033	143,575
Other (income) expense, net	227	(22,527)	17,743	(7,960)
Minority interests	1,756	1,660	5,157	5,244
Interest expense	19,405	15,570	43,201	45,855
Interest income	(7,083)	(2,355)	(16,854)	(5,637)

Total costs, expenses and other income	1,003,661	901,952	2,452,740	2,199,211

Earnings from continuing operations before income taxes	255,922	260,642	305,603	236,813
Income tax expense	(90,326)	(94,472)	(108,813)	(87,526)

Earnings from continuing operations	165,596	166,170	196,790	149,287
Income from discontinued operations, net of tax	–	59,148	–	66,092
Cumulative effect of change in accounting principle, net of tax	–	–	–	(3,214)

Net Income	$165,596	$225,318	$196,790	$212,165

Net income per share from continuing operations - basic	$2.22	$2.26	$2.65	$2.04
Per share effect of discontinued operations - basic	–	0.81	–	0.90
Per share cumulative effect of change in accounting principle - basic	–	–	–	(0.04)

Net Income Per Share – Basic	$2.22	$3.07	$2.65	$2.90

Net income per share from continuing operations - diluted	$2.16	$2.24	$2.58	$2.02
Per share effect of discontinued operations - diluted	–	0.80	–	0.90
Per share cumulative effect of change in accounting principle - diluted	–	–	–	(0.04)

Net Income Per Share – Diluted	$2.16	$3.04	$2.58	$2.88

Dividends Per Share	$0.22	$0.20	$0.62	$0.50

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30	September 30	December 31
	2004	2003	2003
	(unaudited)	(unaudited)	(audited)
Assets
Cash and cash equivalents	$562,605	$427,991	$630,644
Short-term investments	27,560	2,995	68,573
Receivables, net	823,166	693,172	446,204
Due from affiliates	102,634	56,073	49,187
Inventories	349,049	371,330	374,144
Deferred tax assets	39,190	43,371	41,576
Other current assets	31,416	35,835	34,250

Total current assets	1,935,620	1,630,767	1,644,578
Property, plant and equipment (less accumulated depreciation and depletion of $2,144,383, $1,971,906 and $2,050,127)	2,417,598	2,281,013	2,369,452
Goodwill	504,957	495,510	503,972
Other assets	319,132	225,765	248,662

Total Assets	$5,177,307	$4,633,055	$4,766,664

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$583,314	$510,511	$537,675
Income taxes payable	45,223	55,676	32,907
Short-term borrowings and current portion of long-term debt	346,499	15,863	1,775

Total current liabilities	975,036	582,050	572,357
Long-term debt	468,298	717,851	715,391
Deferred income taxes	184,753	163,220	151,378
Minority interests	139,151	130,289	136,808
Other long-term liabilities	544,469	493,233	531,088

Total Liabilities	2,311,707	2,086,643	2,107,022

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 70.6, 69.1 and 69.4 million shares, respectively)	70,577	69,120	69,359
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.1, 4.3 and 4.3 million shares, respectively)	32,310	33,499	33,577
Additional paid-in-capital	762,062	726,566	734,227
Retained earnings	2,032,660	1,828,054	1,882,071
Accumulated other comprehensive income (loss):
Foreign currency translation	113,939	14,333	87,836
Minimum pension liability	(148,404)	(126,088)	(148,404)
Accumulated change in fair market value of derivative instruments	2,456	928	976

Total Shareholders’ Equity	2,865,600	2,546,412	2,659,642

Total Liabilities and Shareholders’ Equity	$5,177,307	$4,633,055	$4,766,664

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months
	Ended September 30
	2004	2003
Cash Flows from Operations
Net income	$196,790	$212,165
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, depletion and amortization	153,038	140,583
Cumulative effect of change in accounting principle, net of tax	–	3,214
Provision for bad debts	3,472	1,405
Deferred income taxes	34,443	28,891
Gain on sale of assets	(4,491)	(27,862)
Gain on sale of discontinued operations	–	(92,676)
Net change in noncurrent assets and liabilities	(54,929)	17,091
Net change in operating working capital	(348,882)	(246,914)

Net Cash Provided by (Used in) Operations	(20,559)	35,897

Cash Flows from Investing
Capital expenditures	(212,110)	(86,028)
Acquisitions, net of cash acquired	(8,356)	(15,420)
Redemptions of short-term investments, net	41,013	19,265
Proceeds from property, plant and equipment dispositions	47,712	53,594
Proceeds received from sale of discontinued operations	–	123,891
Other	1,058	(3,568)

Net Cash Provided by (Used for) Investing	(130,683)	91,734

Cash Flows from Financing
Issuance (repayment) of long-term debt, net	(175)	40,647
Issuance (repayment) of short-term borrowings, net	96,741	(114,706)
Issuance of equity securities	38,753	5,426
Repurchase of common stock	(21,053)	(867)
Dividends, net of reinvestments	(36,115)	(32,865)

Net Cash Provided by (Used for) Financing	78,151	(102,365)

Effect of exchange rate changes	5,052	51,615

Net Increase (Decrease) in Cash and Cash Equivalents	(68,039)	76,881
Cash and Cash Equivalents at the Beginning of the Period	630,644	351,110

Cash and Cash Equivalents at the End of the Period	$562,605	$427,991

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

The following table illustrates the effect on net income and net income per share as if we had recognized compensation expense for the fixed stock option plan in accordance with the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net Income
As reported	$165,596	$225,318	$196,790	$212,165
Deduct fair value of stock-based employee compensation, net of tax	(2,190)	(1,859)	(6,570)	(5,514)

Pro Forma	$163,406	$223,459	$190,220	$206,651

Basic Net Income Per Share
As reported	$2.22	$3.07	$2.65	$2.90
Pro forma	$2.19	$3.05	$2.56	$2.82
Diluted Net Income Per Share
As reported	$2.16	$3.04	$2.58	$2.88
Pro forma	$2.13	$3.01	$2.49	$2.80

The pro forma stock-based employee compensation amounts above exclude expenses related to options granted to employees working in former Blue Circle operations of $170,000 and $510,000 for the three and nine months ended September 30, 2004 and $105,000 and $315,000 for the three and nine months ended September 30, 2003. These amounts would be reported in “Income from managed assets” on the Condensed Consolidated Statements of Income as both a cost and cost reimbursement (i.e. with no impact on net income and per share amounts), as such expenses would be fully reimbursable under the management agreement with Lafarge S.A.

The pro forma compensation cost may not be representative of that to be expected in future years.

5.	The change in the carrying value of goodwill for the nine months ended September 30, 2004, is as follows (in thousands):

	Construction			Corporate
	Materials	Cement	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2004	$484,243	$12,350	$19,843	$(12,464)	$503,972
Goodwill divested	(1,086)	–	–	–	(1,086)
Purchase accounting adjustments	680	–	–	–	680
Intersegment transfer	(3,763)	3,763	–	–	–
Foreign currency translation adjustment	1,173	180	28	10	1,391

Balance at September 30, 2004	$481,247	$16,293	$19,871	$(12,454)	$504,957

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

In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125,” the receivables securitization transactions are accounted for as sales and, as a result, the related receivables and debt are excluded from the accompanying Condensed Consolidated Balance Sheets. The related fees and discounting expense are recorded as “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value. Key figures related to the securitization program are as follows (in millions):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Proceeds from the sale of trade receivables	$348.6	$436.9	$982.5	$1,173.1
Fees and discounting expense	$0.7	$0.6	$2.1	$1.7

	September 30		December 31
	2004	2003	2003
Outstanding receivables sold under arrangement	$75.0	$153.2	$82.0
Subordinated interest	$211.4	$139.7	$96.3

7.	We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method. We value other inventories at average cost. At September 30, 2004 and 2003 and at December 31, 2003, our inventories from continuing operations consisted of the following (in thousands):

	September 30		December 31
	2004	2003	2003
Finished products	$198,209	$189,666	$213,775
Work in process	29,342	29,622	29,516
Raw materials and fuel	51,373	82,026	60,521
Maintenance and operating supplies	70,125	70,016	70,332

Total inventories	$349,049	$371,330	$374,144

8.	In April 2001, we entered into commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2004, we had $40.0 million of commercial paper outstanding under the agreements with a weighted-average interest rate of 1.95 percent and maturity dates ranging from 14 to 34 days. The agreements, which expire in April 2007, require the maintenance of certain financial ratios, among other restrictions. At September 30, 2004, we were in compliance with these requirements.

There were $56.6 million short-term borrowings outstanding on our uncommitted bilateral lines of credit at a weighted average interest rate of 2.42 percent as of September 30, 2004.

On February 5, 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million senior notes, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. The current semiannual interest rate is 4.29 percent.

9.	The components of our net periodic pension and other postretirement costs, including the Blue Circle Mirror Plans, are as follows (in millions):

	Pension Benefit Costs
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Service Cost	$7.5	$6.3	$23.1	$15.5
Interest Cost	14.1	13.7	41.3	33.7
Expected return on plan assets	(17.0)	(15.8)	(47.7)	(38.9)
Amortization of prior service cost	1.5	0.9	2.6	2.3
Amortization of actuarial loss	6.4	4.2	20.7	10.3

Net periodic benefit cost	$12.5	$9.3	$40.0	$22.9

	Other Postretirement Benefit Costs
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Service Cost	1.8	$1.4	$5.9	$4.3
Interest Cost	3.4	4.2	12.6	12.5
Amortization of prior service gain	(0.2)	(0.1)	(0.6)	(0.4)
Amortization of actuarial loss	0.1	0.5	2.7	1.6

Net periodic benefit cost	5.1	$6.0	$20.6	$18.0

We contributed $100.5 million to pension plans during the first nine months of 2004. Expected contributions for the remainder of 2004 are $8.0 million.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 superseded FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1. We adopted FSP 106-2 effective July 1, 2004. We have initially concluded that our retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. However, detailed final regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Since final regulations have not been issued, our initial conclusion is subject to change.

As permitted by FSP 106-2, we elected to recognize the impact of the anticipated federal subsidy on our retirement benefits expense as of January 1, 2004. Results for the nine months ended September 30, 2004 reflect a benefit of $0.7 million as a result of implementation of FSP 106-2. The provisions of the Act reduced our accrued postretirement benefit obligation (“APBO”) by $11.5 million. The amounts above exclude a benefit of $0.1 million and an APBO reduction of $2.1 million recognized in connection with our BCNA Mirror Plans, the costs of which are reimbursed to us by Lafarge S.A.

10.	Net income per share from continuing operations for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Basic Calculation
Earnings from continuing operations	$165,596	$166,170	$196,790	$149,287

Weighted average number of shares outstanding	74,494	73,352	74,222	73,235

Basic net income per share from continuing operations	$2.22	$2.26	$2.65	$2.04

Diluted Calculation
Earnings from continuing operations assuming dilution	$165,596	$166,170	$196,790	$149,287

Weighted average number of shares outstanding	74,494	73,352	74,222	73,235
Net effect of the dilutive stock options based on the treasury stock method	692	396	692	272
Net effect of dilutive stock warrant based on the treasury stock method	1,496	387	1,435	215

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	76,682	74,135	76,349	73,722

Diluted net income per share from continuing operations	$2.16	$2.24	$2.58	$2.02

Basic net income per common equity share was computed by dividing net income from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income per common equity share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.

11.	Comprehensive income consists of the following (in thousands):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net income	$165,596	$225,318	$196,790	$212,165
Foreign currency translation adjustments	95,930	13,012	26,103	203,290
Change in fair value of derivative instruments, net of income taxes	(659)	(697)	1,480	(411)

Comprehensive income	$260,867	$237,633	$224,373	$415,044

12.	The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, foreign exchange gains and losses, minority interests, interest and income taxes) in deciding how to allocate resources and in assessing performance. Each of our three reportable operating segments, Construction Materials, Cement and Gypsum, represents a separately managed strategic business unit with its own capital requirements and marketing strategies. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices. We attribute revenue to geographic areas based on the location of the assets producing the revenue.

Operating segment information consists of the following (in millions):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net sales of continuing operations:
Construction materials
Revenues from external customers	$776.7	$737.9	$1,643.3	$1,483.9
Intersegment revenues	3.3	1.5	7.2	3.4
Cement
Revenues from external customers	395.8	357.1	874.5	767.0
Intersegment revenues	60.4	56.9	133.7	121.8
Gypsum
Revenues from external customers	87.1	67.6	240.5	185.1
Eliminations	(63.7)	(58.4)	(140.9)	(125.2)

Total net sales of continuing operations	$1,259.6	$1,162.6	$2,758.3	$2,436.0

Income (loss) from continuing operations:
Construction materials (a)	$131.4	$126.2	$138.6	$110.8
Cement (a)	149.9	138.0	244.1	211.9
Gypsum (a)	11.7	0.6	23.3	(8.1)
Corporate and unallocated expenses	(23.0)	10.7	(68.9)	(32.4)

Earnings before minority interests, interest and income taxes	270.0	275.5	337.1	282.2
Minority interests	(1.8)	(1.7)	(5.2)	(5.2)
Interest expense, net	(12.3)	(13.2)	(26.3)	(40.2)

Earnings from continuing operations before income taxes	$255.9	$260.6	$305.6	$236.8

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, minority interests, interest, income taxes, foreign exchange gains and losses.

Condensed consolidated geographic information consists of the following (in millions):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net sales from continuing operations:
United States	$705.7	$641.6	$1,580.2	$1,414.0
Canada	553.9	521.0	1,178.1	1,022.0

Total net sales from continuing operations	$1,259.6	$1,162.6	$2,758.3	$2,436.0

Income from continuing operations:
United States	$126.7	$148.5	$167.2	$152.7
Canada	143.3	127.0	169.9	129.5

Earnings before minority interests, interest and income taxes	270.0	275.5	337.1	282.2
Minority interests	(1.8)	(1.7)	(5.2)	(5.2)
Interest expense, net	(12.3)	(13.2)	(26.3)	(40.2)

Earnings from continuing operations before income taxes	$255.9	$260.6	$305.6	$236.8

Assets by operating segment consist of the following (in millions):

	September 30		December 31
	2004	2003	2003
Construction materials	$2,258.5	$2,155.0	$2,010.2
Cement	1,395.7	1,310.7	1,283.1
Gypsum	324.5	319.7	317.2
Corporate and unallocated	1,198.6	847.7	1,156.2

Total assets	$5,177.3	$4,633.1	$4,766.7

13.	Our sale of Lafarge Florida Inc. to Florida Rock Industries, Inc. closed on August 12, 2003. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. The sale price of $123.9 million resulted in a pretax gain of $93.1 million, which is included in “Income from discontinued operations, net of tax” in the condensed consolidated statements of income for the three and nine months ended September 30, 2003.

Net sales and earnings before income tax from our discontinued Florida operations are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net sales	$–	$11,447	$–	$60,625
Earnings before income tax (including a divestiture gain of $93,126 for 2003)	–	95,429	–	106,036

Included in earnings before income tax are allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets sold.

14.	In November 2002 and in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, the company recorded a reserve of approximately $11.0 million in connection with the idling of our gypsum drywall operations in Wilmington, Delaware. Through September 30, 2004, cash payments of approximately $7.8 million had been charged to the reserve, leaving a balance at September 30, 2004 of approximately $3.2 million.

15.	On March 28, 2001, Dunn Industrial Group, Inc. (“Dunn Industrial”) filed a lawsuit against us and the City of Sugar Creek, Missouri in the Circuit Court of Jackson County, Missouri. In the suit, Dunn Industrial, the general contractor for the construction of our new cement plant in Sugar Creek, Missouri, alleges that we expanded the scope of work expected of Dunn Industrial in the construction of the plant without commensurate increases in time required for performance and amounts to be paid to Dunn Industrial. In connection therewith, the suit alleges breach of contract, quantum meruit, breach of warranty and negligent misrepresentation and seeks foreclosure of mechanic’s liens against us and the City of Sugar Creek, Missouri as well as damages. The trial court ruled that the issues raised by Dunn Industrial need not be arbitrated but rather should be litigated. In December 2002, the Missouri appellate court reversed the trial court’s ruling and agreed with us that Dunn Industrial must arbitrate its claims. Upon further appeal by Dunn Industrial, the Missouri Supreme Court upheld the lower appellate court’s ruling and agreed that Dunn Industrial must arbitrate its claims. In its demand for relief in the arbitration, Dunn Industrial claims damages in excess of $120.5 million. We have filed certain counter claims, and we believe that Dunn Industrial’s claims are without merit and are vigorously defending our position in the arbitration. We believe this matter will not have a material adverse effect on our financial condition.

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

On April 19, 1999, several individuals living in Alpena, Michigan filed a class action complaint against us in the United States District Court for the Eastern District of Michigan claiming personal injury and property damages allegedly stemming from certain emissions which they claim originated from our cement manufacturing plant in Alpena. On October 24, 2001, the trial court ordered that the case could proceed as a class action on behalf of all persons who owned single family residences in Alpena from April 1996 to the present who have suffered damage from emissions from the Alpena plant. We appealed the court’s decision on several grounds, including that the court did not have jurisdiction over the putative class as not all class members’ claims satisfied the $75,000 amount in controversy for diversity jurisdiction. On September 7, 2004, a Panel of the United States Court of Appeals for the Sixth Circuit affirmed the lower court’s order of class certification. On September 21, 2004, we petitioned the Sixth Circuit for Rehearing and Rehearing En Banc, which petition remains pending as of the date of filing. In addition, the U.S. Supreme Court has granted petitions for certiorari in two cases in which the Court is expected to address the jurisdictional question at issue in our case. We intend to vigorously defend against the allegations raised. We believe that this matter will not have a material adverse effect on our financial condition.

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in our financial statements. As of September 30, 2004, liabilities recorded for our environmental obligations and other legal actions are not material to our financial statements. Although we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at September 30, 2004. However, we have concluded that the possibility of material liability in excess of the amount reported in the September 30, 2004 Condensed Consolidated Balance Sheet is remote.

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

16.	At September 30, 2004, we have cash and short-term investments of approximately $534.5 million and cumulative undistributed earnings of approximately $1.33 billion in Lafarge Canada Inc. No provision for U.S. income taxes or Canadian withholding taxes has been made since we intend to reinvest the earnings in Canada and would repatriate the earnings only when possible to do so at minimal additional tax cost. On October 22, 2004, President George W. Bush signed into law The American Jobs Creation Act of 2004. Among other things, the new legislation introduces a new deduction for domestic manufacturing activities, which when fully phased in could reduce our U.S. effective tax rate by up to 3 percentage points, and creates a one-year period in which companies can repatriate certain foreign earnings at a special 5.25 percent effective rate. With regards to the repatriation of foreign earnings, Lafarge would also be subject to Canadian withholding tax, which would result in a total effective tax rate of approximately 8 percent to 10 percent including the special legislation rate. Regulations implementing the legislation have not been promulgated yet. Therefore, it is unclear how much, if any, of our foreign earnings could be repatriated under this legislation. We are evaluating the impact and opportunities of the new legislation, including whether the repatriation of our Canadian earnings would be feasible. If we make a decision to repatriate earnings in the future, we will incur a one-time charge for income taxes in the period we no longer believe the earnings are indefinitely invested in Canada.

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

Three Months Ended September 30, 2004

During the three months ended September 30, 2004, we recorded a net income of $165.6 million, or $2.16 per share diluted. The results compare with third quarter 2003 net income of $225.3 million, or $3.04 per share diluted, which included $78 million, or $1.05 per share diluted, income from cement-related divestment gains and discontinued operations. Excluding the effects of divestment gains and discontinued operations, net income for the third quarter 2004 improved $18.3 million, or 12.4 percent, compared to the same period last year.

The third quarter of 2003 was strong, due to a combination of improving economic conditions and the recovery of sales volumes that had been delayed during the poor weather experienced in the first six months. Despite this, in the third quarter of 2004 each of our cement, construction materials and wallboard businesses reported higher operating income year-over-year, as third quarter volumes remained strong, supported by good economic conditions, continued low interest rates and some gains in market share. At the same time, we benefited from significant price improvement with the successful implementation of price increases in cement and gypsum during 2004. Offsetting some of these gains were higher levels of cement purchases to meet increased demand, higher energy, maintenance and, as expected, higher pension and other postretirement expenses. The strong Canadian dollar favorably impacted operating income in the quarter by $9.7 million.

Net sales from continuing operations were $1,259.6 million, an increase of 8.3 percent compared to the same period in 2003. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased 5.5 percent. U.S. net sales increased by 10.0 percent to $705.6 million compared to $641.6 million in 2003, while Canadian net sales were flat in local currency.

Construction Materials

Our construction materials segment reported operating income of $131.4 million, compared to operating income of $126.2 million during the third quarter 2003. Strong aggregates volumes and prices more than offset lower volumes and margins in ready-mixed concrete and asphalt and paving. Margins for ready-mixed concrete and asphalt and paving continue to be negatively impacted by increased raw material costs and competitive pressures in selected markets. A favorable exchange rate impact of $5.9 million and lower administrative costs were offset by higher energy and pension expenses. Initiatives to improve operating efficiencies, such as the use of recycled oil in our asphalt business and performance-based distribution initiatives, helped mitigate some of the cost increases. Total revenue of construction materials during the quarter was $780.0 million, up 5.5 percent over last year. Excluding the impact of the exchange rate, revenues were 1.7 percent higher than the same period in 2003.

We recorded operating income of $76.6 million from the sale of aggregates (crushed stone, sand and gravel), which was $11.1 million better than last year due to higher volumes and prices, partially offset by higher quarry stripping and equipment repair costs. Shipments of aggregates of 44.5 million tons were 8.7 percent above last year due to better overall market demand. Volumes in the U.S. were up 7.6 percent compared with the year-ago quarter, due to improved economic conditions in the Great Lakes and Maryland markets. This was partially offset by slightly lower sales volumes in Colorado related to the completion of a large project in 2003. Canadian regions exceeded prior year’s volumes by 9.8 percent primarily due to higher levels of infrastructure activity across Canada. Average selling prices, which in total were 1.6 percent higher than last year, were up in all markets except in Western Canada due to product and geographic mix and the Denver market due to competitive pressures.

We recorded $17.3 million of operating income from the sale of ready-mix concrete, which was $3.0 million lower than last year, due to lower volumes and margins and higher delivery and production costs. Overall, shipments of ready-mixed concrete in the quarter were 3.5 million cubic yards, 3.1 percent lower primarily due to the completion of several large projects in 2003 including the New Orleans airport project. Third quarter 2004 shipments in Louisiana were also adversely affected by hurricanes. Ready-mix concrete margin over materials was lower than last year due to higher material costs, most notably cement, which has not yet been fully recovered in concrete selling prices. Continued weak pricing in the Denver market and competitive pricing pressures in the Montreal market have also adversely affected results. Helped by our performance-based distribution initiatives implemented during the past year, delivery efficiencies improved and mitigated the impact of higher diesel costs in the quarter.

We recorded $36.8 million of operating income from the sale of asphalt and paving products and services, which compared to operating income of $39.0 million in the prior year. Revenues were $281.5 million, 1.8 percent higher than last year (2.8 percent lower excluding the favorable foreign exchange rate impact). Excluding the portable highway paving business that we exited in the Western U.S., asphalt and paving volumes were flat as stronger activity in the New Mexico, Denver, Calgary and Edmonton markets was offset by weakness in Western New York and certain Ontario markets. Margins have been negatively impacted in most regions as a result of a more competitive pricing environment. In addition, higher energy, liquid asphalt and equipment repair costs contributed to the decline in operating margins.

Cement

Our cement segment, excluding discontinued operations (Lafarge Florida Inc.), reported operating income of $149.9 million for the third quarter, $11.9 million higher than last year. Strong sales volumes and higher prices offset increased cement purchases and freight costs (to meet demand) as well as unfavorable fuel mix. Cement purchases, which have a lower profit margin than cement we produce, were necessary to meet the high demand. The favorable exchange rate impact contributed $4.4 million to third quarter cement earnings.

Net sales from continuing operations were $456.1 million, an increase of 10.2 percent compared with the third quarter of 2003. Excluding the favorable impact of the exchange rate, revenues were up 8.3 percent from the same period last year. Cement volumes from continuing operations of 4.8 million tons were up 5.2 percent, as construction activity remained strong, building upon the 13.2 percent favorable variance in the first half of the year. As expected, volume growth in the third quarter was lower than the first six months of the year, due to a comparatively weak first half of 2003 and strong second half of 2003. U.S. volumes, excluding Lafarge Florida Inc., were up 7.2 percent in the third quarter of 2004 with strong demand in all markets. Shipments in the Great Lakes markets were flat due to seasonal capacity constraints. Canadian shipments declined slightly due to lower sales in the prairie provinces of Western Canada.

Average terminal net price (average selling price per ton less freight to customers), excluding the impact of exchange rates and Lafarge Florida, was up 2.6 percent compared to 2003, continuing the positive trend that started in the second quarter and fully recovering from declines experienced in the U.S. in the second half of 2003. Prices in the U.S. during the current quarter were up 3.6 percent compared with the third quarter of 2003 and 2.1 percent above levels in the second quarter of 2004. September 2004 average prices were $4.10 per ton above those in the fourth quarter of 2003. This was driven by the successful implementation of the second round of price increases of $3.00-$5.00 per ton in most U.S. markets on August 1, 2004, which followed increases of $2.00-$4.00 per ton on April 1, 2004 in most U.S. markets. The positive effect of the price increases was partially offset by the impact of geographic mix. Price increases effective January 1, 2005 have been announced in all U.S. and Canadian markets of US $6.00-$8.00 per ton and CAN $5.00-$10.00 per metric ton, respectively.

Gypsum

Our Gypsum segment reported operating income of $11.7 million in the third quarter of 2004, which compared to operating income of $0.6 million for the same period last year. Net sales reached $87.1 million, up 28.9 percent compared to the same period last year. Demand remained strong in the quarter, but hurricanes in Florida negatively impacted sales volumes in August and September. As a result, wallboard sales volumes of 552 million square feet were 1.1 percent lower compared to the same period last year. Compared to the third quarter 2003, wallboard prices increased by 34 percent to $131 per msf (thousand square feet) reflecting the strong demand since the second half of 2003, which sustained four price increases in 2004. These gains were partially offset by higher costs for paper and natural gas. In addition, labor and maintenance increased due to our need to run the plants at capacity to meet demand.

Corporate and Other Expenses

Corporate and Other Expenses for the three months ended September 30, 2004 were $23.0 million compared to an income of $10.7 million in prior year, or a $33.7 million difference. Results for 2003 include a divestment gain of $31.2 million related to the sale of the Detroit cement terminal. Other corporate expenses were also higher in 2004 due to higher salaries, governance and compliance costs and pension expenses.

Income from Managed Assets

During the three months ended September 30, 2004 and September 30, 2003, we recognized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC (“Blue Circle”). Gross proceeds from the management of these assets totaled $63.8 million and $50.9 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $60.8 million and $47.9 million in 2004 and 2003, respectively.

Interest Expense, Net

Net interest expense of $12.3 million was $0.9 million better than the prior year. The improvement in net interest expense is attributable to a fixed to floating rate swap we entered into during the first quarter of 2004, which resulted in a $1.2 million reduction in interest expense as well higher interest income from higher invested cash balances. This improvement was partially offset by foreign exchange fluctuations between the U.S. and Canadian dollar. These fluctuations resulted in a $3.7 million currency translation loss on U.S. dollar investments in Canada in the third quarter of 2004 compared to $0.3 million currency loss in the third quarter of 2003, a difference of $3.4 million.

Income Taxes

For the three months ended September 30, 2004, we recorded an income tax expense from continuning operations of $90.3 million. $4.1 million lower than the prior year quarter. Our effective income tax rate was 35.3 percent in 2004 and 36.2 percent in 2003. The higher effective income tax rate in 2003 resulted from the higher tax rate applicable to the profit on the sale of the Detroit cement terminal as well as higher statutory rates in Canada.

Nine Months Ended September 30, 2004

For the nine months ended September 30, 2004, we recorded net income of $196.8 million, or $2.58 per share diluted, compared with net income of $212.2 million, or $2.88 per share diluted, in 2003. Results for 2003 include $83.8 million, or $1.14 per share diluted, associated with divestment gains and cement-related discontinued operations. Excluding the effects of divestment gains and discontinued operations, net income for the first nine months of 2004 improved by $68.4 million compared to the same period last year. All of our businesses recorded better operating results than last year, benefiting from continued strong demand and more typical weather than experienced in 2003. Increased volume and prices for cement, aggregates and gypsum offset lower margins from ready-mixed concrete, asphalt and paving. Pension and other postretirement expenses increased by $19.7 million. Earnings before minority interest, interest and income tax comparisons in the first nine months of 2004 were favorably impacted by the absence of $11.2 million in prior year losses related to the Western U.S. portable highway paving business, which we exited during the second quarter of 2003. The strong Canadian dollar favorably impacted operating income by $11.8 million in the first nine months.

Consolidated net sales for 2004 were $2,758.3 million, an increase of 13.2 percent (9.9 percent, excluding the favorable exchange rate impact) compared to last year. U.S. net sales from continuing operations increased by 11.8 percent to $1,580.2 million compared to $1,414.0 million in 2003, while Canadian net sales increased by 7.4 percent in local currency.

Construction Materials

Our construction materials segment reported operating income of $138.6 million, compared to operating income of $110.8 million last year. Net sales of $1,650.5 million were 11.0 percent higher than 2003 (6.5 percent excluding the favorable Canadian currency impact). Higher volumes in aggregates, ready-mixed concrete, asphalt and paving and higher aggregates prices offset lower margins in our ready-mixed concrete, asphalt and paving businesses as well as increased production costs. In addition, 2004 comparisons benefited from the absence of $8.0 million of prior year operating losses associated with our exit from the Western U.S. portable highway paving business.

We recorded operating income of $108.9 million from the sale of aggregates, which was $28.3 million higher than last year as higher volumes and prices partially offset increased quarry stripping costs, increased royalties and higher repair costs. Shipments of aggregates increased by 14.6 percent to 97.5 million tons compared with last year due to improved weather in the first half of the year and stronger overall market demand. In the U.S., sales increased by 14.0 percent with increased shipments in the Great Lakes, Maryland and Missouri markets. Canadian regions increased sales by 15.3 percent primarily due to strong sales in certain Western Canada markets including Vancouver and Calgary. Overall average selling prices of aggregates were higher by 2.4 percent compared to last year due to the implementation of general price increases earlier in the year. In Western Canada, average prices were flat to prior year due to unfavorable geographic mix and product mix.We recorded $21.1 million of operating income from the sale of ready-mixed concrete, which was $0.3 million lower than last year. Higher volumes across most of our markets offset higher raw material costs and increased maintenance costs. Shipments of 8.6 million cubic yards increased 3.4 percent from last year primarily due to strong demand. The Canadian regions had favorable volumes due to sustained project work in Vancouver and in Calgary. The U.S. regions benefited from higher levels of construction activity in Maryland and New Mexico. Margin over materials was lower than last year, as improvements in Eastern U.S. and Western Canada were offset by price pressures due to soft market conditions in the Denver market and increased competition in the Montreal market as well as higher raw material costs in all regions.

We recorded $13.0 million of operating income from the sale of asphalt and paving products and services, which was an increase of $0.8 million from the previous year. Results for 2003 included losses of $8 million related to our exit from the Western U.S. portable highway paving business. The relatively small increase is reflective of margins that continue to be negatively impacted in all regions as a result of a more competitive pricing environment and higher raw materials costs. The increased use of recycled asphalt and oil partially offset some of the cost increases. Revenues were $482.1 million, 5.8 percent higher than last year (0.8 percent excluding the favorable exchange rate). Excluding divested operations, sales volumes were up 6.1 percent due to more favorable weather in 2004 and stronger carryover work in most regions.

Cement

Our cement segment, excluding our discontinued operations, reported operating income of $244.1 million, $32.1 million higher than last year. Net sales of $1,008.2 million increased by 13.4 percent from 2003 (11.0 percent excluding the favorable Canadian currency impact). Higher volumes and better prices offset increased distribution costs, energy costs and fuel expenses. The favorable exchange rate impact contributed $8.9 million to cement earnings for the first nine months. In the first nine months of 2004, our cement production has increased by 675 thousand tons, or 8 percent compared with the same period in 2003. Even with this increased production level, demand has outpaced supply. In order to meet the increased levels of demand, we have imported approximately 160 thousand tons of cement in the first three quarters and we have taken advantage of the flexibility of our widespread cement network to maximize our distribution capabilities.

Excluding divested Florida operations, cement shipments of 10.7 million tons were up 9.5 percent, driven by strong demand across most of our markets, some recovery in market share and continued favorable weather conditions. U.S. shipments increased 11.1 percent compared to last year. Canadian shipments improved by 4.9 percent with most of the increases coming from Western Canada.

Average terminal net price (average selling price per ton less freight to customers) increased by 1.5 percent compared to last year (excluding the foreign exchange impact and Lafarge Florida). Higher prices reflect the impact of two price increases successfully implemented in most of our markets in 2004. Average Canadian cement selling prices were up 1.7 percent year to date, in local currency. U.S. average cement prices increased 1.8 percent as gains from price increases were partially offset by geographic and customer mix.

Gypsum

Our gypsum segment reported operating income of $23.3 million on net sales of $240.5 million, which compared to an operating loss of $8.1 million on net sales of $185.1 million in 2003. Volumes and prices increased, driven by strong demand in the residential market, but were partially offset by higher paper and natural gas prices as well as labor costs.

Sales volume of 1,635 million square feet is up 5.6 percent from the same period last year as demand in the residential construction activity continued to be strong in the U.S. and Canada. Average selling prices increased to $120.8 per msf (thousand square feet), $26 per msf higher than last year, reflecting the full impact of six price increases since August 2003.

Corporate and Other Expenses

Corporate and Other Expenses for the nine months ended September 30, 2004 amounted to an expense of $68.9 million, an increase of $36.3 million from prior year. Results for 2003 include a net nonrecurring gain of $23.4 million, which included a divestment gain of $31.2 million related to the sale of the Detroit cement terminal, a $4.6 million charge primarily related to foreign exchange losses on certain intercompany transactions and $3.2 million of losses associated with our exit from the Western U.S. portable highway paving business. Corporate expenses were higher in 2004 due to increased pension and other postretirement expenses, higher salaries and higher governance and compliance costs.

Income from Managed Assets

During the nine months ended September 30, 2004 and September 30, 2003, we recognized $9.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $181.0 million and $152.6 million in 2004 and 2003, respectively, which included pro-rata billings for the annual management fee ($9.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $172.0 million and $143.6 million in 2004 and 2003, respectively.

Interest Expense, Net

Net interest expense of $26.3 million was $13.9 million lower than the prior year. Approximately half of the improvement is due to foreign exchange fluctuations between the U.S. and Canadian dollar. These fluctuations resulted in a $0.8 million currency translation loss on U.S. dollar investments in Canada in 2004 compared to $7.0 million currency loss in 2003, a difference of $6.2 million. The balance of the improvement in net interest expense is attributable to a fixed to floating rate swap we entered into during the first quarter of 2004, which resulted in a $3.7 million reduction in interest expense as well as higher interest income from higher invested cash balances.

Income Taxes

For the nine months ended September 30, 2004, we recorded an income tax expense from continuing operations of $108.8 million, $21.3 million higher than prior year. Our effective income tax rate was 35.6 percent in 2004 and 37.0 percent in 2003. The higher effective income tax rate in 2003 resulted from the higher tax rate applicable to the profit on the sale of the Detroit cement terminal as well as higher statutory rates in Canada.

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

Liquidity and Capital Resources

Nine Months Ended September 30, 2004

Net cash of $20.6 million was used in operating activities in the first nine months of 2004 compared with net cash provided from operating activities of $35.9 million during the same period in 2003 representing a change of $56.5 million. The decrease in cash provided by operations reflects increased pension contributions of $80.8 million, which are reflected in the Net change in noncurrent assets and liabilities, and a net increase in working capital due to higher levels of sales partially offset by increased net income from continuing operations.

Net cash used by investing activities was $130.7 million compared to net cash provided by investing activities of $91.7 million representing a change of $222.4 million. Capital expenditures more than doubled during the first nine months of 2004 as compared with 2003, from $86.0 million to $212.1 million, due to increased spending on corporate information technology projects, costs related to the replacement cement terminal in Detroit and timing factors associated with various projects. Capital expenditures (including acquisitions already completed or in process) are expected to be approximately $275 million to $325 million in calendar year 2004. For the 2003 period, net cash from investing activities includes proceeds of $123.9 million from the sale of Lafarge Florida Inc. and proceeds of $38.2 million from the sale of the former Detroit cement terminal. Net cash provided by financing activities for the nine months ended September 30, 2004 was $78.2 million compared to net cash consumed by financing activities of $102.4 million for the comparable period in 2003. The change reflects an increase in short-term borrowings in 2004 whereas we repaid short-term borrowings in 2003. Repayments were made in 2003 utilizing cash proceeds received in connection with the two large asset dispositions noted above. Issuance of long-term debt for 2003 includes $47.0 million of proceeds received in connection with the issuance of industrial revenue bonds related to our Kansas City, Missouri plant. Also, proceeds from issuance of equity securities increased to $38.8 million in 2004 from $5.4 million in 2003 primarily due to more employee stock option exercises in 2004.

Other

In April 2001, we entered into commercial paper agreements under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At September 30, 2004, we had $40 million of commercial paper outstanding under the agreements. These borrowings are backed by a $300 million, syndicated, committed revolver that expires in April 2007.

We also have a syndicated, committed revolving 5-year credit facility totaling $300 million extending through April 2007. At September 30, 2004, no amounts were outstanding under the facility. We are required to pay annual commitment fees of 0.125 percent of the total amount of the facility. Borrowings made under the revolving credit facility would bear interest at 0.75 percent over LIBOR and are subject to certain conditions, including the maintenance of certain financial ratios relating to fixed charge coverage and leverage. At September 30, 2004, we were in compliance with these requirements.

Outstanding balances under our $200 million receivables securitization program as of September 30, 2004 and 2003 and December 31, 2003 totaled $75.0 million, $153.2 million and $82.0 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided or used by operations.

At September 30, 2004, we have cash and short-term investments of approximately $534.5 million and cumulative undistributed earnings of approximately $1.33 billion in Lafarge Canada Inc. No provision for U.S. income taxes or Canadian withholding taxes has been made since we intend to reinvest the earnings in Canada and would repatriate the earnings only when possible to do so at minimal additional tax cost. On October 22, 2004, President George W. Bush signed into law The American Jobs Creation Act of 2004. Among other things, the new legislation creates a one-year period in which companies can repatriate certain foreign earnings at a special 5.25% effective rate. Lafarge would also be subject to Canadian withholding tax, which would result in a total effective tax rate of approximately 8 percent to 10 percent including the special legislation rate. Regulations implementing the legislation have not been promulgated yet. Therefore, it is unclear how much, if any, of our foreign earnings could be repatriated under this legislation. We are evaluating the impact and opportunities of the new legislation, including whether the repatriation of our Canadian earnings would be feasible. If we make a decision to repatriate earnings in the future, we will incur a one-time charge for income taxes in the period we no longer believe the earnings are indefinitely invested in Canada.

We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars. The strengthening of the Canadian dollar during the twelve months ended September 30, 2004 has resulted in an increase in shareholders’ equity of $99.6 million resulting from foreign currency translation adjustments.

We are also exposed to interest rate risk through our debt. Historically, we have primarily used fixed-rate debt instruments to reduce the risk of exposure to changes in interest rates. Fixed-rate debt instruments protect us from the impact of a rise in interest rates in the short term, but exposes us to an opportunity cost in the event of a fall in interest rates. To achieve a better balance of fixed and floating interest rates, on February 5, 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million senior notes, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. The current semiannual interest rate is 4.29 percent.

We entered into a Management Agreement dated July 11, 2001 with Lafarge S.A. to manage and operate certain U.S. cement and construction materials businesses that Lafarge S.A. obtained in its acquisition of U.K.-based Blue Circle Industries PLC on that date. Pursuant to that agreement, we manage most of Blue Circle’s U.S. businesses, which include five full production cement manufacturing plants, 14 cement terminals, a slag grinding facility, 15 aggregate-producing pits and quarries, 114 ready-mixed concrete plants and several concrete block operations. We also entered into an Option Agreement with Lafarge S.A. dated July 11, 2001, which expires December 31, 2004, pursuant to which we may purchase the assets we manage for a fixed price of $1.4 billion, subject to certain adjustments at the time of the exercise. At the November 2, 2004 meeting of the board of directors, the special committee of independent directors that has been evaluating the matter informed the board that it had decided that such option will not be exercised. The board of directors approved the decision. The terms of the agreement under which Lafarge North America manages the U.S.-based Blue Circle assets will remain unchanged, and the agreement has been renewed for the year 2005. The lapse of this option does not preclude future discussions regarding our potential purchase of these assets.

On November 2, 2004, our Board of Directors approved a new share repurchase program commencing on January 1, 2005 and expiring on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million. Details regarding the current share repurchase program, which expires on December 31, 2004, may be found in Part II “Other Information”, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this report.

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

There was no change in our internal control over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 15 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (dollars in thousands, except per share amounts):

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
	(a) Total		Purchased as Part	Shares that May
	Number of		of Publicly	Yet Be Purchased
	Shares	(b) Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share (2)	Program (3)	Program
7/1/04 – 7/31/04	35,000	$42.20	35,000	$39,966
8/1/04 – 8/31/04	110,000	$43.42	110,000	$35,190
9/1/04 – 9/30/04	172,700	$46.45	172,700	$27,167

Total	317,700		317,700

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On May 5, 2003, we announced that our Board of Directors approved a share repurchase program through December 31, 2004. Under this program, we are authorized to purchase in aggregate up to $50.0 million. On November 2, 2004, we announced that our Board of Directors approved a new share repurchase program commencing on January 1, 2005 and expiring on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.
Date: November 8, 2004	By:	/s/ LARRY J. WAISANEN
Larry J. Waisanen
Executive Vice President and Chief Financial Officer