Form 10-K
period 2004-12-31
LAFARGE NORTH AMERICA INC
filed 2005-03-01
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-11936

Lafarge North America Inc.

Incorporated in Maryland	I.R.S. Employer Identification No.
12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170	58-1290226
(703) 480-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange, Inc
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
     Yes ☑   No ☐

     The aggregate market value of the voting stock held by nonaffiliates of the company at June 30, 2004 was approximately $1,522,134,000.

     There were approximately 70,757,000 shares of Common Stock and 4,027,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

LAFARGE NORTH AMERICA INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2004

i

FORWARD-LOOKING STATEMENTS

     Statements we make in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions (“Factors”) that are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: • the cyclical nature of our business; ▪ competition from new or existing competitors; ▪ national and regional economic conditions in the U.S. and Canada; ▪ unfavorable weather conditions; ▪ Canadian currency fluctuations; ▪ changes in and implementation of environmental and other governmental regulations; ▪ seasonality of our operations; ▪ our ability to successfully identify, complete and efficiently integrate acquisitions; ▪ levels of construction spending in major markets; ▪ our ability to successfully penetrate new markets; ▪ supply/demand structure of our industry; ▪ international events that may disrupt the world economy; ▪ and significant changes in the cost of fuel, energy and other raw materials.

     In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and Canada. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

     Throughout this discussion, when we refer to “Lafarge”, “Lafarge North America”, the “company”, “us”, “we”, “our” or similar terms, we mean Lafarge North America Inc. and its subsidiaries. Our executive offices are located at 12950 Worldgate Drive, Suite 500, Herndon, Virginia 20170, and our telephone number is (703) 480-3600.

PART I

Item 1. BUSINESS

Company Profile

     Lafarge North America is the largest diversified supplier of construction materials in the U.S. and Canada. We produce and sell cement, ready-mixed concrete, gypsum wallboard, aggregates, asphalt, and related products and services. Our products are used in residential, commercial and public works construction projects across North America. We estimate that approximately 40 percent of our business is related to the public works construction sector, 30 percent to the commercial sector, 25 percent to the residential construction sector and 5 percent other. In 2004, we generated net sales of $3.8 billion and, as of December 31, 2004, employed approximately 15,300 people working in more than 1,000 operations in the U.S. and Canada.

     Lafarge North America Inc. had its beginnings in 1956 when the Lafarge Group entered the North American cement market by building a cement plant in British Columbia, Canada. In 1970, Lafarge Canada Inc., part of the Lafarge Group, acquired Canada Cement Company, then already the largest cement producer in Canada. The company entered the U.S. market in 1974, and in 1981 became the second largest U.S. cement producer by acquiring General Portland Inc. In 1983, a corporate reorganization established Lafarge North America as the parent of these operations in Canada and the U.S., and we completed our initial public offering of common stock. Since 1983, we have expanded our cement, concrete, aggregates and asphalt operations throughout the U.S. and Canada, added gypsum to our product mix, and achieved an impressive record of growth mainly through acquisitions.

     Lafarge North America is part of the Lafarge Group, headed by Lafarge S.A., which held approximately 53 percent of our common stock on January 31, 2005. The Lafarge Group is the global leader in building materials with top-ranking positions in cement, aggregates, concrete, roofing and gypsum. In addition to our own operations, we also manage, for a fee, a number of U.S. cement, aggregates and concrete businesses owned by the Lafarge Group under terms set forth in a management agreement that we entered into during 2001. The operating results of these managed assets are not consolidated with our own. Unless otherwise indicated, all discussions below exclude information relating to the businesses we manage for the Lafarge Group.

     Our ambition is to become the undisputed leader in the building materials industry–the company that has the highest quality and most innovative products, the safest and best run operations, and offers the best return to its shareholders. We believe we are uniquely positioned to become the undisputed leader because we combine the talent, technical depth, strength and brand recognition of a global company with our financial strength and excellence in managing multiple local businesses.

     Our business strategy has two fundamental components: performance and growth.

     Performance: We combine the global capabilities of the Lafarge Group with our own to manage each of our local businesses through our highly developed, proprietary programs designed to improve performance. Each of our product lines employs a specific, well-documented program designed to drive superior performance and ongoing operating improvements. These programs allow us to use the same systematic management approach at each of our locations, focusing our people on the same priorities and using proven models and management techniques. We strive to focus on customer orientation and competing based on value. Through this approach, we believe we can create additional value for our customers, differentiate our product-service offering, and increase our profitability.

     Growth: We continue to expand our market reach in North America through the disciplined use of capital. We focus on internal development and acquisition opportunities that fit strategically with our core business lines and meet our financial return criteria. We believe our strong balance sheet and significant cash flows will allow us to fund our operating plan in varied economic environments, and to capitalize on strategic opportunities when they materialize.

Business Segments

     We conduct our operations through three business segments: Aggregates, Concrete & Asphalt; Cement; and Gypsum. Each segment is a separate strategic business unit with different capital requirements and marketing strategies. At the end of 2004, we changed the name of our Lafarge Construction Materials segment to the Aggregates, Concrete & Asphalt segment to more clearly reflect the product lines managed in the segment. The segment’s scope of operations has not changed.

     We are vertically integrated to varying degrees across and within our operating segments. Our ready-mixed operations obtain most of their cement and aggregates from internal sources; we supply aggregates to our asphalt and paving operations; and we manufacture most of the paper used in our gypsum wallboard operations. Through this strategy, we can improve the quality and consistency of our products, strengthen operational efficiencies, and improve our competitive position.

     In 2004, the Aggregates, Concrete & Asphalt segment accounted for 60 percent of our net sales, the Cement segment accounted for 31 percent, and the Gypsum segment accounted for 9 percent.

     You may evaluate the financial performance of each of our segments by reviewing “Management’s Discussion of Income” included in Item 7 of this Form 10-K and “Note 17 Segment and Related Information” in our financial statements included in Item 8 of this Form 10-K, the information within each of which is incorporated herein by reference.

The Aggregates, Concrete & Asphalt Segment

     We are a leading supplier of aggregates, ready-mixed concrete and asphalt for use in the North American construction industries. We manage our aggregates, concrete and asphalt operations in the same business segment for several reasons. The customer bases for these product lines are similar, each line involves the service of local markets through large numbers of operational units, and we can realize significant cost savings by co-locating production operations for products in this segment.

Aggregates (sand, gravel, and crushed and graded stone)

     Construction aggregates are the primary raw material for concrete, masonry and asphalt, and are also used in many industrial processes. Crushed and graded stone, sand and gravel are natural resources that are used in nearly every form of residential and commercial construction.

     Products. We classify the primary aggregates we produce as hard rock, limestone, natural sand and gravel, and “other sources,” which include recycled concrete and asphalt. Our sales are comprised of approximately 49 percent limestone, 41 percent sand and gravel, 6 percent hard rock and 4 percent “other sources.”

     Customers. We sell our aggregates primarily to road building and paving contractors, asphalt and concrete producers and general contractors, mostly in the Canadian provinces of British Columbia, Alberta and Ontario; and the U.S. states of Colorado, New Mexico, Missouri, New York, Maryland, Ohio, Michigan and Illinois. We also use a significant portion of our aggregates production in our own ready-mixed concrete and asphalt and paving businesses. In 2004, we produced 133.3 million tons of aggregates, making us one of the top four producers of construction aggregates in North America. Sales to our internal businesses accounted for 20 percent of these volumes.

     The cost to transport aggregates is high relative to sales prices. Consequently, our aggregates facilities are usually located close to their markets. We transport our aggregates primarily by truck although we also use water and rail transportation to deliver aggregates to areas that are limited by local geology or operating restrictions.

     Production and facility information. Our aggregates production operations consist primarily of the extraction, crushing and screening of rock to meet end user specifications. Our geologists identify areas with large natural aggregates deposits (usually limestone or granite) of the type and quality required by our customers. Rock is then blasted from quarries, crushed to sizes desired by the market, washed and loaded for transportation.

     We operate approximately 330 aggregates production facilities throughout the U.S. and Canada. We estimate that 58 of our largest sites, which account for approximately 75 percent of annual production, have on average, sufficient reserves to provide approximately 50 years of production at current levels. As part of our aggregates operations, we operate thousands of loaders, haul trucks and other equipment that are operated and maintained by experienced drivers and mechanics.

     Market and competitive factors. The U.S. and Canadian aggregates industry is highly fragmented with many participants, including large multi-national producers and many small producers. Aggregates businesses compete on the basis of product quality and consistency, service and price.

     We believe we have several competitive advantages in the aggregates business: our reserve positions are generally strong; our financial position allows us to fund long-term aggregates investments; we employ mature performance programs (dealing with strategy, sales and marketing, manufacturing and land management) through which we share and implement best practices throughout our aggregates operations; and our vertical integration provides us a deeper understanding of our aggregates customers and how we can become a valuable partner in their businesses.

Concrete

     The versatility, durability and economy of concrete have made it the world’s most used construction material. Concrete is often confused with cement. However, cement is just one of the ingredients used to make concrete. Basic ready-mixed concrete is a blend of cement, aggregates (sand and stone), admixtures and water. This mixture hardens to form a building material used for everything from sidewalks to skyscrapers.

     Products. We offer a wide range of concretes, from the very basic to the cutting edge including patented concrete specialty mixes such as Agilia®, a self-placing, self-compacting concrete that eliminates the need for vibration and produces an unparalleled surface finish. Our ultra-high performance concrete, Ductal®, is a self-placing ductile concrete, that can bend without breaking and which has ten times the compressive strength of traditional concrete. Our Ultra Series™ of concrete formulations allows us to cater to the specific needs of individual customer segments. Recently, decorative concrete has become attractive in many of these segments, and we have responded by launching the Artevia Color™ series.

     Customers. We sell ready-mixed concrete primarily to building contractors, mostly in Colorado, Louisiana, Maryland, Missouri, New Mexico and Western New York. In Canada, our concrete plants are positioned from coast to coast and serve customers nationwide. Our customers include building contractors of all sizes working on a broad range of projects from homes to highways and bridges to office and entertainment buildings. In 2004, we sold 11.4 million cubic yards of ready-mixed concrete, which we delivered to construction sites in mixer trucks.

     Production and facility information. We obtain most of our ready-mixed concrete raw materials from internal supplies and purchase the balance from other aggregates and cement suppliers when necessary. The materials are blended at ready-mixed concrete production facilities and put into the drums of concrete trucks for further mixing and delivery. As of December 31, 2004, we owned and operated 67 ready-mixed concrete plants in the U.S. and 141 plants in Canada. In addition, we own and operate a number of portable ready-mixed concrete plants to meet the specific needs of our customers.

     Concrete production is a science with the possibility of infinite mix designs. Varying cement and aggregates chemistries and characteristics, coupled with the myriad of chemical admixtures available, make the production of high quality concrete more difficult than it may seem. Significant technical expertise and quality control is needed to address construction issues such as setting time, pumpability, placeability, weather conditions, shrinkage and structural strength. As a result of our extensive research and development activities, we focus heavily on supplying concrete that meets the various custom needs of our customers.

     Depending on the mix design needed to address a customer’s specific need, raw materials represent approximately 60 percent of the cost of supplying ready-mixed concrete. Delivery costs are the next largest cost component, representing 25 percent of total costs. We own a fleet of more than 2,600 ready-mixed trucks. In 2003, we introduced “pay-by-the-load,” an innovative pay structure for the industry, to a portion of our ready-mixed concrete truck drivers. Under this program, our participating drivers have raised their hourly wages by 10 percent on average and we have realized significant productivity gains.

     Market and competitive factors. Because concrete hardens relatively quickly and requires timely delivery, we serve customers in markets located a short distance from our plants. The U.S. and Canadian concrete businesses are highly fragmented with both large and many small participants operating in localized markets. Ready-mixed concrete businesses compete on the basis of product quality and diversity, technical service, and price.

     Customer focus is an essential element of our concrete sales strategy. We seek strong customer relationships that allow us to use our expertise to solve issues that our customers confront and provide them with products or mixes that save them time and money. In 2004, we introduced a customer focused operating model to increase our responsiveness to our customers and their needs.

     In many of our markets, our ready-mixed concrete businesses operate in conjunction with operations from our other major product lines. We believe our competitive advantage lies in understanding the strategic success factors required to operate profitably in each of our markets, leveraging our expertise and products to search for value added solutions for customers, and applying our performance programs and best practices across our operations.

Asphalt and Paving

     We are both a major producer of asphalt and a leading paving contractor in many areas of the U.S. and Canada. We believe our size and diversification enables us to supply superior quality asphalt as well as to provide the expertise required to manage a variety of paving construction projects, from the most complex interstate highway project to the smallest patchwork or driveway.

     Products. We produce asphalt mixtures that satisfy nearly any specification and meet a wide range of paving challenges. Our DuraPave series of high performance asphalt mixtures can improve the durability of and reduce maintenance costs on new or existing pavements. Through our road building services, we offer combinations of base work, concrete flat work and paving services. We also offer programs for designing, building and maintaining various types of pavement systems to meet our customer’s varying needs.

     Customers. Our asphalt products and services are purchased by customers in four primary segments: governmental entities at the federal, state, provincial and local levels; industrial, commercial and institutional owners; housing subdivision developers; and small residential and commercial owners. In 2004, we sold 9.5 million tons of asphalt and placed 5.6 million tons.

     Our principal customers in the U.S. are located mainly in Colorado, Maryland, Missouri, New Mexico and New York. Our primary Canadian customers are located in Ontario, mainly greater Toronto and Ottawa, and the metro areas of Calgary, Edmonton and Vancouver.

     Production and facility information. The production of asphalt involves mixing dried aggregates with heated liquid asphalt cement, which serves as the binder. Liquid asphalt cement is a by-product of the crude oil refining process. The asphalt is then delivered to the project site and placed by crews using specialized paving machines. As of December 31, 2004, we operated 75 asphalt production facilities in the U.S. and Canada, and also have mobile operations that can be located on-site for unique requirements or major projects.

     Fifty percent of the cost of producing asphalt consists of liquid asphalt cement. To contain costs, when possible and where permitted by regulations, we produce asphalt with lower-cost recycled asphalt pavement. The recycled product is generated through the milling of existing roads and parking lots that are resurfaced or reconstructed. This broken asphalt is crushed to specific gradations and blended into new asphalt under carefully controlled conditions to ensure quality.

     Market and competitive factors. U.S. and Canadian asphalt markets are comprised of numerous producers, including large multi-national or national players and many small producers, who generally compete on the basis of quality, service, reliability and prices in their local markets. Road construction services are generally offered through an open tender and bid process.

     We often operate our asphalt and paving businesses in conjunction with our aggregates operations, thereby adding strategic value to our aggregates business. We internally supply substantially all asphalt to our paving operations. Most of the asphalt is produced using aggregates we supply. We believe we possess competitive advantages because our production sites are generally state-of-the-art, we employ mature performance programs through which we share and implement best practices throughout our operations, and we are able to offer our customers a full range of products and services due to our integrated operations.

The Cement Segment

     Cement is a fine powder that is the principal strength-giving and property-controlling component of concrete. It is one of the oldest manufactured and most widely used products on earth. Including the operations we manage on behalf of the Lafarge Group, we are the largest producer of cement in the U.S. and Canada, and we operate the broadest cement distribution system in North America.

     Products. Our primary products are basic Portland and masonry cements, and more than 20 blended and specialty cements. Portland cement is a high quality, cost-effective basic building material used in virtually all forms of construction. Our blended cements are used in high performance applications where enhanced strength and durability properties are required. We own or license registered trademarks for our major cement and cement related brands and tailor our products to meet the individual application and performance requirements of our customers. We offer a range of services associated with these products, including technical support, advisory services, ordering and delivery logistics.

     Certain industrial by-products have physical and chemical characteristics similar to cement and may be used to enhance a portion of the cement typically used to produce concrete. These materials, such as blast-furnace slag and fly ash from coal-fired power plants, may be combined with cement to improve some of the performance characteristics of concrete. Use of these materials extends the effective utility of cement we produce, thereby, reducing the effective energy cost of producing products made with cement, as well as carbon dioxide emissions associated with such products.

     Customers. We sell cementitious materials to several thousand customers, including contractors, builders, municipal authorities, ready-mixed producers, concrete product manufacturers and masons for use in construction projects from offices and homes to dams, plants, tunnels, highways and airports.

     Given the wide variety of cementitious uses and our customer profiles, the product performance and service requirements of our customers vary significantly. We strive to recognize the diversity of our customers’ requirements and to deliver differentiated solutions to enable our customers to create more value and be more successful in their businesses.

     In 2004, we sold approximately 20 percent of our U.S. cement volume in Michigan and Wisconsin. We also sold significant volumes in Ohio, Minnesota, Illinois, Washington, Iowa, New York, Missouri and North Dakota. In 2004, our most significant Canadian cement sales occurred in Ontario, Alberta, British Columbia and Quebec. We use a significant amount of cement we produce in our own ready-mixed concrete businesses. During 2004, approximately 13 percent of our total cement sales were made to affiliates.

     We maintain distribution and storage facilities at all of our cement manufacturing and finishing plants and at approximately 80 other locations, including one deep-water ocean terminal near New Orleans, Louisiana. This extensive coast-to-coast network of distribution and import facilities enables us to operate our plants in an integrated fashion and to optimize our production patterns to adjust to changing market needs.

     We distribute our cement primarily in bulk, although we distribute some in bags. We transport cement via trucks, rail cars and waterborne vessels from our plants to distribution facilities or directly to our customers. Some of our U.S. customers make their own transportation arrangements and take delivery of cement at our manufacturing plants or distribution facilities.

     Production and facility information. Cement is made out of four basic ingredients: limestone, sand, clay and iron-rich materials. These are crushed and finely ground, then burned at high temperatures in a kiln to form an intermediary product called clinker. The clinker is then finely ground along with gypsum and other additives to make cement.

     According to a December 2002 report prepared by the industry’s Portland Cement Association (the most recent report available), we have 12.2 percent of the total active industry cement clinker production capacity in Canada and the U.S. including 34.8 percent in Canada and 7.8 percent in the U.S.

     The following table shows the location, types of process and rated annual clinker production capacity of each of our operating cement manufacturing plants at December 31, 2004. Annual clinker production of a cement plant might be less than its rated capacity due principally to product demand fluctuations and seasonal factors.

Rated Annual Clinker Production Capacity of
Cement Manufacturing Plants
(in million short tons)

U.S. Plants			Canadian Plants
		Rated			Rated
		Clinker			Clinker
Location	Process*	Capacity	Location	Process*	Capacity
Alpena, Michigan	Dry	2.6	Bath, Ontario	Dry	1.2
Davenport, Iowa	Dry	1.1	Brookfield, Nova Scotia	Dry	0.6
Fredonia, Kansas	Wet	0.4	Exshaw, Alberta	Dry	1.4
Joppa, Illinois	Dry	1.2	Kamloops, British Columbia	Dry	0.2
Paulding, Ohio	Wet	0.5	Richmond, British Columbia	Dry	1.3
Seattle, Washington	Wet	0.5	St.Constant, Quebec	Dry	1.1
Sugar Creek, Missouri	Dry	1.0	Woodstock, Ontario	Wet	0.6
Whitehall, Pennsylvania	Dry	0.8

Total Rated Capacity		8.1	Total Rated Capacity		6.4

Total 2004 Clinker Production		7.3	Total 2004 Clinker Production		5.5

*	The dry production process is a newer, more fuel efficient production process than the wet production process. However, the wet production process allows for easier use of alternative fuels.

     We obtain the limestone required to manufacture cement principally from land we own or in which we have long-term quarrying rights. These sources are generally located close to our manufacturing plants except in a few instances in which sources are further away but for which we have ready access to water transportation. We estimate that limestone reserves for most of our cement plants will be adequate to permit production at present levels for at least 50 years.

     Cement production is energy and capital intensive. The approximate cost components for our cement production are as follows:

Item	Percentage of Total Cost
Production-related	25%
Energy	25%
Maintenance	20%
Raw materials	15%
Depreciation	15%

Total cost	100%

     Cement production processes and technologies provide many opportunities for better operators to make a significant difference in their performance. With an accumulated experience from operating more than 150 cement plants around the world, the Lafarge Group has developed a wealth of cement manufacturing expertise, which we employ to increase our asset utilization, lower our production costs and increase the performance of our products. We share and reinforce this leadership position through a culture of knowledge-sharing which stresses driving superior performance and ongoing operating improvements.

     We place special emphasis on becoming more efficient in our sourcing and use of fuel. Most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels. All of our cement manufacturing plants have fuel flexibility between at least three of the following four base sources: coal, petroleum coke, natural gas and oil. We seek to replace coal with less costly fuel sources such as petroleum coke and fuel-quality waste materials. Such sources constituted 46 percent of the total fuel we used in our cement operations during 2004, and we constantly strive to seek additional alternative fuel sources to use in our cement manufacturing operations.

     Market and competitive factors. The cement industry in the U.S. and Canada has been consolidating during the past 10 years, with smaller companies generally being acquired by large international public companies. Domestic cement production in the U.S. and Canada supplies approximately 84 percent of U.S. and Canadian domestic consumption. The balance is supplied through imports usually managed by domestic producers. Consequently, U.S. and Canada cement plants generally operate at full capacity throughout variations in the business cycle.

     The competitive radius of a typical cement plant for common types of cement is approximately 250 miles, except for waterborne shipments that can be economically transported considerably greater distances. Sales of cement are usually made on the basis of quality, service, reliability and prices in each market area. Thus, a cement manufacturer’s competitive position depends largely on the location and operating costs of its plants and associated terminals.

The Gypsum Segment

     Gypsum drywall is the predominant material used for finishing interior walls and ceilings in residential, commercial and institutional construction across North America. Use of drywall has risen dramatically in recent years. Wallboard demand in the U.S. has grown more than 45 percent over the last ten years due to the trend towards larger homes (higher ceilings and increased square footage), remodeling of residential and commercial properties, low mortgage rates and record high housing starts.

     Products. We offer a full line of quality drywall and finishing products for commercial and residential construction. These products accommodate a variety of decorative treatments for interior walls and ceilings and for uses in fire retardant, water-resistant, sag-resistant and abuse resistant applications. We also offer a top quality line of finishing products to meet the varied needs of building professionals.

     In 2004, we launched the Rapid Deco® Level 5™ Skim-Coated Drywall and Joint Finishing System, a fast and simple solution to address technical performance and design issues concerning specialized lighting and paint treatments.

     Customers. Our gypsum drywall products are sold to residential and commercial building materials dealers, gypsum wallboard specialty distributors, original equipment manufacturers, building materials distribution companies, lumber yards and “do-it-yourself” home centers.

     We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, our Newark, New Jersey, Silver Grove, Kentucky and Palatka, Florida plants are equipped to ship by rail. In many markets, our plants can backfill for each other in deliveries to our customers.

     Production and facility information. Gypsum wallboard is manufactured in large automated production plants in which gypsum rock is ground into a powder that is heated and blended with water to form a slurry. The slurry is then extruded between sheets of paper, dried and cut into board lengths. In some plants, natural gypsum rock is replaced with synthetic gypsum, which is generated as a byproduct of chemical manufacturing and power production operations.

     We own and operate five drywall plants and one joint compound plant in North America. We also are party to a wallboard paper joint venture with Rock-Tenn Company in Lynchburg, Virginia, named Seven Hills, LLC. Through this venture we are vertically integrated into wallboard paper, as are most of our competitors. Paper integration is important in terms of controlling the cost and quality of the final product. This venture provides us a continuous supply of high quality wallboard paper to meet our ongoing requirements.

     Our two largest drywall plants (Silver Grove and Palatka) use synthetic gypsum as their raw material. Both are located adjacent to their synthetic gypsum sources and have long term supply contracts with those sources. Our other drywall plants use natural gypsum.

     Our production capacity has grown from a two-plant network in 1996 with a capacity of 0.7 billion square feet to five plants with a capacity of 2.4 billion square feet. In 1996, we acquired the Buchanan, New York plant, located 30 miles outside of New York City, and the Wilmington, Delaware plant. In 2000, we acquired a drywall plant in Newfoundland, Canada and a joint compound manufacturer in Quebec. In 2002, we acquired the Newark, New Jersey plant and ceased operating the Wilmington plant as part of an ongoing strategy to service customers predominantly from more efficient plants.

     In 2000 and 2001, we opened two of the largest single-line drywall production facilities in the U.S., one in Silver Grove, Kentucky, just outside of Cincinnati, Ohio, and the other in Palatka, Florida. Each has the capacity to produce up to 900 million square feet of 1/2-inch drywall a year. As part of our environmental commitment, both plants were built to satisfy 100 percent of their primary raw material needs by using recycled materials, including reclaimed paper and synthetic gypsum. These state-of-the-art low cost facilities have enabled us to grow with our customers and expand our market positions.

     In November 2004, we announced plans to invest $75 million to substantially upgrade and double the capacity of our Buchanan gypsum drywall manufacturing facility. The modernized production line is being built to produce 650 million square feet (on a practical capacity basis) of gypsum wallboard annually to meet the growing demands of our residential and commercial customers in the Northeast region. The renovation is expected to begin mid-2005 and be completed in mid-2006.

     Following this upgrade, our average U.S. plant production age will be approximately five years, resulting in a newer and more efficient plant network. We believe our plants will be among the lowest cost producers in their primary markets when the Buchanan project is completed.

     The following table shows the locations and capacity of our gypsum plants:

Capacity
Location	(in million square feet)
Buchanan, New York	380
Palatka, Florida	900
Silver Grove, Kentucky	900
Newark, New Jersey	340
Corner Brook, Newfoundland	125

Total rated capacity for 1/2 inch drywall*	2,645

Total practical capacity**	2,400

Total 2004 drywall production	2,179

2004 production as a percentage of practical capacity as of December 31, 2004	91%

*	Rated capacity refers to full-time production of 1/2-inch drywall.
**	Practical capacity refers to capacity assuming variations in product mix and scheduled maintenance.

     Natural gas is the major energy source for our drywall manufacturing process. We purchase natural gas on a contract basis with transportation negotiated under long-term contracts. Energy costs represent approximately 17 percent of the total production costs of manufacturing gypsum drywall. To minimize energy costs, we designed both the Silver Grove and Palatka plants with energy efficient technologies, and we plan to install similar technologies at the Buchanan plant during its upgrade.

     Market and competitive factors. Our plants serve customers in markets primarily east of the Mississippi River, an area representing nearly two thirds of U.S. wallboard demand. Our plants are located relatively close to large markets, which generally allows us to deliver product to our customers within 24 hours. Our capabilities are further enhanced by a flexible plant network that can accommodate shifting demand across our markets. In 2004, the states in which we had the most significant sales of gypsum products were Florida, New York, New Jersey and Ohio.

     In the past several years, the U.S. gypsum wallboard industry has experienced consolidation resulting in a few large companies accounting for most of the industry’s capacity. We estimate that we have a market share of 15 to 20 percent in those market areas which are in close proximity to our U.S. plants. Drywall producers primarily compete on a regional basis due to the cost of transporting products over long distances. Producers whose customers are located close to their drywall plants benefit from lower transportation costs. We compete with other producers based on price, product quality and customer service.

Other Factors

     The following discussions include information common to all three of our business segments.

     Product Demand. The demand for all of our major products and services are closely linked to construction activity levels. Construction activity levels are influenced by many factors, including availability of public funds, interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations and employment levels. As our products are expensive to transport, they are particularly susceptible to regional demand factors that may fluctuate more widely and more frequently than national demand factors. We cannot predict or control these factors.

     Seasonality and Weather. Our sales are highly seasonal since construction activity typically diminishes in the winter, particularly in Canada and in the northern United States where we have significant operations. Also, weather conditions in our markets during the construction season may significantly impact demand for our products. As a consequence, our sales and earnings are normally highest in the third quarter and lowest in the first quarter. We believe the most effective way to review our results is on a trailing 12-month basis as our results for any quarter are not indicative of results to be expected for the year as a whole. You may find additional information about our quarterly results in “Note 22 Quarterly Data (unaudited)” in our financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

     Energy Costs. We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for cement production, natural gas for gypsum wallboard and asphalt production, and diesel fuel for distribution and production-related vehicles. Fuel cost increases have in the past and may in the future adversely affect the results of our operations and our financial condition. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. To help protect against fuel cost increases, we have equipped several of our cement plants to use alternative fuels. As appropriate, we also utilize long-term energy agreements and derivative financial instruments to hedge against increases in our fuel costs.

     Research and Development Activities. In 2004, we spent $4.1 million in research and development costs, including $3.8 million paid to the Lafarge Group pursuant to agreements we have with them. We have access to the Lafarge Group’s state-of-the-art research and development resources and the Lafarge Group shares with us its new product developments and enhancements for each of our product lines through, in part, agreements by which we share certain costs for research and development, strategic planning and marketing. We also conduct cement research and development activities at our laboratory in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. Also, our subsidiary, Systech, performs research and development focused on increasing utilization of alternative fuels.

     Trademarks and Patents. We either own or have rights to more than 200 trademarks and patents relating to our operations and products. Our trademarked concrete mix designs, including Agilia®, Futurecrete®, Agrifarge®, Artevia Color™ and WeatherMix®, provide customers with enhanced performance for specific applications. Specialty cements and cement-related products like our trademarked Tercem 3000®, Maxcem™, Supercem® and SF® cement are designed for durable applications such as bridges, underwater structures, skyscrapers and industrial floors. Further, through a licensing agreement, we market Ductal®, a breakthrough composite building material, in the U.S. and Canada. We believe that our rights under existing trademarks are of value to our operations, but no one trademark or group of trademarks is material to the conduct of our business as a whole.

     Backlogs. The amount of backlog orders, as measured by written contracts, in all of our operations is normally not significant and was not material at December 31, 2004.

     Dependence on Significant Customers. None of our operations are dependent upon either a single customer or a few customers, and no single unaffiliated customer accounted for 10 percent or more of the sales of any of our segments.

Managed Assets

     We continue to manage and operate certain U.S. cement, aggregates and concrete businesses owned by the Lafarge Group as a result of its 2001 acquisition of U.K.-based Blue Circle Industries PLC. For managing these businesses we receive $12 million annually plus potential incentives for improving their operating results. As of December 31, 2004, these businesses include 5 full production cement manufacturing plants, 15 cement terminals, 1 slag grinding facility, 15 aggregate-producing pits and quarries, 100 ready-mixed concrete plants and 10 concrete block plants which we manage in conjunction with our own to maximize the efficiency of our respective operations. Unless terminated at least six months in advance, our agreement to manage these assets renews annually.

     We are reimbursed our direct costs and expenses for managing these businesses, as well as for the selling, general and administrative costs allocated to them. We are also reimbursed for payroll and other related costs and expenses we incur associated with the employees who operate the managed assets. If our agreement with Lafarge S.A. to manage these businesses terminates, these employees are to be returned to the employment of the Blue Circle entities and we are to be reimbursed for any cost, expense or financial consequence arising from the structural separation of our respective operations.

     Our option to acquire these assets from Lafarge S.A. expired unexercised on December 31, 2004. The decision to allow the option to expire was made by a special committee of independent directors formed to evaluate the matter and was approved by our Board of Directors.

Insurance Programs

     We maintain a comprehensive insurance program to protect the company from certain types of property and casualty losses, which utilizes commercial insurance and our two captive insurance companies. Commercial property insurance with replacement coverage is purchased to insure against losses to plants and equipment. Additionally, the property policy provides business interruption coverage for our cement and gypsum manufacturing plants, as well as certain of our aggregates operations. We also purchase commercial insurance for our risks associated with workers compensation, auto liability and general liability exposures. The deductibles on these coverages range from $1 million to $5.0 million per claim. Our captive insurance companies are used to fund losses below these amounts. We maintain other insurance programs as appropriate. We believe the insurance programs, policy limits and deductibles are appropriate for the risks associated with our business and in line with coverage available in the market.

Employees

     The total number of people we employ varies significantly on a seasonal basis as we typically hire several thousand more workers during the peak months of the summer. Measured at December 31, 2004, we employed approximately 15,300 people, including approximately 2,700 individuals operating the managed assets.

     We are party to several collective bargaining agreements with numerous labor unions. Generally, these agreements have multi-year terms and expire on a staggered basis.

Environmental Matters

     Our operations involve the use, release, discharge, disposal and clean up of substances regulated under federal, state, provincial and/or local environmental protection laws and regulations. We believe that environmental performance is critical to achieving our ambition to become the undisputed industry leader. We strive not only to maintain compliance with all applicable environmental laws and regulations, but also to continuously improve our environmental performance.

     Two of our U.S. cement plants burn fuel-quality wastes and are subject to emission limits and other requirements under the U.S. Resource Conservation and Recovery Act (“RCRA”) and Boiler and Industrial Furnaces regulations. We may burn such wastes at several of our cement plants in the future. Our production of cement kiln dust by-product is currently excluded from federal hazardous waste regulations under RCRA, but under current U.S. Environmental Protection Agency (“EPA”) proposals, would be subject to state regulation.

     Under the Clean Air Act, we must install the best feasible equipment to control certain hazardous air pollutants at our U.S. cement plants to meet maximum achievable control technology standards. The Clean Air Act also imposes on us certain permitting requirements and requires us to pay recurring permit fees for our U.S. operations deemed to be “major sources” of air pollution. We will be required to comply with state plans to implement the EPA’s new National Ambient Air Quality Standards for particulate matter 2.5 to 10 microns in size and NOx relating to formation of atmospheric ozone. The EPA is considering certain state plan revisions for NOx emissions as well as implementation schedule changes, which will likely result in state plans being in place by 2007 and compliance sometime between 2010 and 2015. The EPA has also recommended to the states that cement plants located east of the Mississippi River and in Missouri reduce NOx emissions by 30 percent from a 1995 baseline. We must also comply with applicable state implementation plan air quality requirements to SO2, CO and lead. Finally, during 2005 the U.S. Congress is scheduled to consider changes to the Clean Air Act relating to further SO2, NOx and mercury reductions, primarily for the utility industry but these changes could impact other industrial sectors as well.

     As a result of global climate change, and particularly the Kyoto Protocol which was ratified by Canada and went into effect in February 2005, manufacturers like us face the prospect of CO2 stabilization or reduction measures, including possible raw material and production limitations and/or fuel-use or carbon fuel taxes. Cement manufacturers, including us, voluntarily committed to improve energy efficiency approximately 1 percent per ton of clinker produced in Canada per year from 1990 to 2005, and to reduce CO2 output per ton of U.S. production by 10 percent between 1990 and 2020. Achievement of these goals is generally on target. Further, the Canadian cement industry continues to discuss with the Canadian government how the industry might implement the Kyoto Protocol.

     We are currently involved in the Superfund remediation of one contaminated site as described in Note 20 to our financial statements included in Part II, Item 8 of this Form 10-K, which description is incorporated herein by reference. We have initiated in the past, and may in the future initiate, voluntary clean-up activities at certain of our properties to mitigate liability exposure for environmental matters and/or in connection with our sale of property.

     Based on the EPA’s prior interpretation of certain Clean Air Act new source review and permitting rules, several of our cement plants changed fuels in the early 1990’s to petroleum coke or to a coal/coke mixture. The EPA contends that such rules do not exempt changes in fuel by cement manufacturers unless the plant at which the change occurs was built with the expressed intent of accommodating the alternate fuel. In 2004, we continued discussions with the EPA concerning changes in fuel at our Alpena, Michigan and Joppa, Illinois cement plants, as well as new source review compliance of all our U.S. cement plants. As a consequence of these discussions, we may be required to make capital expenditures at certain of our cement plants and we may be required to pay fines and penalties.

     In 2004, our capital expenditures and remediation expenses for environmental matters were not material to our financial condition, nor were environmental liabilities recorded at December 31, 2004. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Because of the complexity of environmental laws, differing environmental requirements in the U.S. and Canada, and uncertainties surrounding environmental compliance, permitting, technology and related matters, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial position, results of operations or liquidity.

Available Information

     This annual report on Form 10-K, our reports on Form 10-Q and our current reports on Form 8-K are available free of charge on our website, www.lafargenorthamerica.com, as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission. In addition, we have posted our corporate governance guidelines, our code of ethics for directors, officers and employees and the charters of the Audit, Governance, Nominating and Management Development and Compensation Committees of our Board of Directors on our website at www.lafargenorthamerica.com. Copies of the guidelines, the code of ethics and the charters are available in print to any stockholder who requests them. Stockholders should direct any such request to L. Philip McClendon, Senior Vice President – General Counsel and Secretary, Lafarge North America Inc., 12950 Worldgate Drive, Herndon, Virginia 20170.

Item 2. PROPERTIES

     Information set forth in Item 1 of this Annual Report that relates to the location and general character of the principal plants, mineral reserves and other significant physical properties owned in fee or leased by us is incorporated herein by reference in answer to this Item 2.

     We own free of major encumbrances all of our cement plant sites (active and closed) and the land on which they are located and quarries (active and closed), as well as terminals, grinding plants, gypsum drywall plants and miscellaneous properties, except the land, quarry and buildings related to the Sugar Creek cement plant, the land on which the Exshaw cement plant and Newark drywall plant were built, and the Kamloops, British Columbia limestone and cinerite quarries.

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

     We believe that each of our cement and gypsum drywall manufacturing plants is in good operating condition.

     At December 31, 2004, we owned slag grinding facilities at South Chicago, Illinois; Spragge, Ontario and Stoney Creek, Ontario. We also have slag grinding capacity at our Joppa, Illinois and Seattle, Washington plants and Montreal-East, Quebec grinding facilities.

     We own the limestone quarries for our cement manufacturing plants which are conveniently located near each plant, except for the quarries for our Joppa, Richmond and Seattle plants which are located approximately 70, 80 and 180 miles, respectively, from their plant sites.

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

     We own substantially all of our aggregate, ready-mixed concrete and concrete products plants and believe that all of our plants are in good operating condition. We also own the majority of our paving and road construction equipment.

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

Item 3. LEGAL PROCEEDINGS

     Information set forth in “Note 20 Commitments and Contingencies” in our financial statements included in Item 8 of this Form 10-K in reference to legal proceedings is hereby incorporated by reference in answer to this Item 3.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ended December 31, 2004.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Certain information required in response to Item 5 is reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Management’s Discussion of Shareholders’ Equity” of this Annual Report, and is incorporated herein by reference.

     On January 31, 2005, 70,757,000 shares of our common stock (“Common Stock”) were outstanding and held by 3,871 record holders. In addition, on January 31, 2005, 4,027,000 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 7,285 record holders.

     We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.

     Issuer Purchases of Equity Securities (dollars in thousands, except per share amounts):

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
			Part of Publicly	Value) of Shares that
	(a) Total Number of	(b) Average Price Paid	Announced Program	May Yet Be Purchased
Period	Shares Purchased (1)	per Share (2)	(3)	Under the Program
10/01/04 – 10/31/04	207,000	$48.43	207,000	$17,142
11/01/04 – 11/30/04	207,600	$49.79	207,600	$ 6,805
12/01/04 – 12/31/04	134,694	$50.52	134,694	$ —

Total	549,294		549,294

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On May 5, 2003, we announced that our Board of Directors approved a share repurchase program through December 31, 2004. Under this program, we are authorized to purchase in aggregate up to $50.0 million. On November 2, 2004, we announced that our Board of Directors approved a new share repurchase program commencing on January 1, 2005 and expiring on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million.

     During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

     Refer to Item 12 of this report for information regarding the “Equity Compensation Plan Information” table.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31
	2004	2003	2002	2001	2000
	(in millions)
Operating results
Net sales	$3,763.3	$3,318.9	$3,160.1	$3,323.0 (a)	$2,787.6	(a)

EBIT (c)	$482.0	$411.7	$400.9	$401.1	$430.7
Interest expense, net	(32.4)	(53.7)	(42.7)	(47.9)	(26.9)
Minority interests	(8.2)	(7.4)	(8.4)	(7.0)	—
Income taxes	(145.9)	(133.2)	(93.1)	(112.1)	(146.4)

Earnings from continuing operations	295.5	217.4	256.7	234.1 (b)	257.4	(b)
Discontinued operations, net of tax	—	66.3	11.7	—	—
Change in accounting principle, net of tax	—	(3.2)	—	—	—

Net Income	$295.5	$280.5	$268.4	$234.1	$257.4

Net Cash Provided by Operations	$331.1	$406.4	$423.9	$423.1	$487.6

Net Cash Used for Investing	$258.3	$83.5	$191.2	$383.2	$564.0

Net Cash Provided (Used) by Financing	$63.5	$(126.2)	$(85.8)	$(42.9)	$61.1

Financial Condition at December 31
Long-term debt	$470.8	$715.4	$671.0	$674.6	$687.4
Other long-term liabilities and minority interests	737.9	819.3	681.5	607.3	582.5
Shareholders equity	3,112.9	2,659.6	2,159.7	1,997.1	1,892.2

Total Capitalization	$4,321.6	$4,194.3	$3,512.2	$3,279.0	$3,162.1

Total Assets	$5,404.1	$4,766.7	$4,161.8	$4,117.6	$3,902.6

(a)	Net sales from continuing operations include $90.2 and $94.2 for the years ended December 31, 2001 and 2000, respectively, related to the divested operations of Lafarge Florida Inc. (unaudited).

(b)	Earnings from continuing operations include $11.4 and $13.0 for the years ended December 31, 2001 and 2000, respectively, related to the divested operations of Lafarge Florida Inc. (unaudited).

(c)	EBIT, a non-GAAP financial measure, represents earnings from continuing operations before interest expense, redeemable preferred shares dividends and income taxes and includes $19.4 and $21.8 for the years ended December 31, 2001 and 2000, respectively, related to the divested operations of Lafarge Florida Inc. (unaudited). Management believes EBIT better reflects the ongoing performance of the company and enables management and investors to meaningfully trend, analyze and benchmark the performance of the company’s operations.

	Years Ended December 31
	2004	2003	2002	2001	2000
	(in millions except as indicated by *)
Common Equity Share Information
Net income – basic*	$3.98	$3.83	$3.69	$3.25	$3.51
Net income – diluted*	$3.86	$3.79	$3.64	$3.21	$3.51
Dividends*	$0.84	$0.70	$0.60	$0.60	$0.60
Book value at December 31*	$41.73	$36.11	$29.54	$27.70	$26.27
Average shares and equivalents outstanding	74.3	73.3	72.8	72.0	73.3
Shares outstanding at December 31	74.6	73.7	73.1	72.1	72.0

Statistical Data
Capital expenditures	$350.3	$173.9	$247.9	$333.2	$431.7
Acquisitions	$9.1	$16.7	$31.6	$80.6	$242.0 (d)
Net income as a percentage of net sales*	7.9%	8.5%	8.5%	7.0%	9.2%
Return on average shareholders’ equity*	10.2%	11.6%	12.9%	12.0%	14.2%
Long-term debt as a percentage of total capitalization*	10.9%	17.1%	19.1%	20.6%	21.7%
Number of employees at December 31*	15,300	14,800	15,500	15,600	14,300
Exchange rate at December 31 (Cdn to U.S.)*	0.830	0.778	0.636	0.628	0.667
Average exchange rate for the year (Cdn to U.S.)*	0.769	0.715	0.637	0.646	0.673

(d)	Excludes preferred shares and note payable totaling $127.7 million issued in conjunction with the acquisition of Warren Paving & Materials Group which was treated as non-cash financing activities for cash flow reporting.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF 2004 RESULTS AND OUTLOOK

     This was a record year for us in sales and earnings. Our operating results benefited from stronger economic fundamentals as well as good operating performance. Sustained construction activity in both the U.S. and Canada, helped by robust economic growth and continued low interest rates, led to strong demand levels in most of our markets. In addition, favorable weather both at the beginning and end of the year resulted in strong volumes in the first and fourth quarters, typically low seasons in the construction business. Pricing trends continued to be positive, and successful price increases in most of our product lines were achieved in the majority of our markets.

     Overall, our income before redeemable preferred shares dividends, interest and income taxes from continuing operations reached a record $482 million, a 17 percent increase over 2003, with strong volumes for cement, aggregates and gypsum. The prior year included a divestment gain of $31.2 million related to the sale of our Detroit cement terminal. The Canadian dollar favorably contributed $18.3 million to our 2004 operating results, although this was partially offset by a $13.2 million increase in pension and other postretirement benefit expenses and $3.8 million of foreign exchange losses on our U.S. dollar investments in Canada. Cement operating income was at an all time high, boosted by strong volumes in all markets and improved prices. Our gypsum business returned to full year profitability benefiting from the successful implementation of four price increases throughout the year and supported by improved manufacturing performance. Aggregates, concrete and asphalt operating income improved by 13 percent compared to 2003, driven primarily by the aggregates business which alone generated a $32 million profit improvement.

     Net income from continuing operations in 2004 was $295.5 million, or $3.86 per diluted share, including several unusual items that contributed a net benefit of $0.03 per diluted share. These unusual items included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $10.6 million ($6.9 million after taxes or $0.09 per diluted share) related to settled litigation in our cement segment. The results of the year compare with an income of $217.4 million, or $2.93 per diluted share in 2003 which included a gain of $31.2 million ($18.9 million after taxes or $0.25 per diluted share) from the sale of one of our cement terminals, partially offset by $7.6 million ($0.10 per diluted share) associated with provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the sale of the Detroit cement terminal.

     We closed the year in strong financial condition. At the end of the year, total debt net of cash, cash equivalents and short-term investments was negative $24.7 million compared with positive $17.9 million in 2003. Our total debt was $827.3 million as of December 31, 2004 compared with $717.2 million at the end of 2003. Cash, cash equivalents and short-term investments were $852 million at the end of the year compared to $699.2 million at the end of 2003. Reported cash flow from operations was $331 million compared with the $406 million in 2003, reflecting our decision to make additional cash contributions in 2004 to pre-fund certain pension plans (reducing the comparative cash flows by approximately $48 million) and decreasing the amount of securitized receivable financing (reducing the comparative cash flows by approximately $87 million).

     On October 22, 2004, President George W. Bush signed into law the American Jobs Creation Act of 2004 (the “Jobs Act”). Among other things, the new legislation reduces the tax rate on foreign earnings repatriated to the U.S. by December 31, 2005 and subsequently used for qualifying reinvestments in the U.S. In 2005, we decided to take advantage of this temporary deduction and intend to repatriate almost $1.1 billion in cash from Canada to the U.S. This money represents accumulated after-tax earnings associated with our normal operations in Canada. We will record a one-time tax charge associated with the repatriation of between $100 million and $120 million during the first quarter of 2005. The exact amount of these taxes depends on pending technical corrections to the legislation and expected interpretative guidelines to be issued by the Internal Revenue Service. The repatriation will allow us to improve our capital structure and more efficiently deploy available capital.

     Looking forward to 2005, we have seen no indications of change in the overall market environment since the strong close to the fourth quarter of 2004. However, year-over-year comparisons will also have to take into account the high level of demand growth and favorable weather conditions experienced in 2004. We expect the continuation of solid demand and a favorable pricing environment in most of our markets. However, we also expect to experience cost pressures, especially in energy and energy-related costs such as distribution costs. Also, we estimate our pension and other postretirement expenses to increase by $14 million in 2005. On July 1, 2005, we will commence recognizing expenses associated with then unvested stock option grants and new stock option grants after that date in connection with our adoption of a new accounting standard.

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

     Our three operating segments are:

     Aggregates, Concrete & Asphalt – the production and distribution of construction aggregates, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.

     Cement – the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.

     Gypsum – the production and distribution of gypsum drywall and related products.

	Years ended December 31
	2004	2003	2002
		(in millions)
Net Sales from Continuing Operations
Aggregates, Concrete & Asphalt	$2,274.1	$2,032.5	$1,943.0
Cement	1,352.7	1,198.3	1,127.2
Gypsum	326.6	254.3	232.7
Eliminations	(190.1)	(166.2)	(142.8)

Total	$3,763.3	$3,318.9	$3,160.1

Gross Profit from Continuing Operations
Aggregates, Concrete & Asphalt	$373.2	$335.5	$341.4
Cement	443.6	384.9	368.7
Gypsum	65.9	19.3	9.6

Total	882.7	739.7	719.7

Operational Overhead and Other Expenses
Aggregates, Concrete & Asphalt	(165.4)	(151.8)	(144.6)
Cement	(115.2)	(94.4)	(77.6)
Gypsum	(32.6)	(24.3)	(25.9)

Total	(313.2)	(270.5)	(248.1)

Income (Loss) From Continuing Operations
Aggregates, Concrete & Asphalt	207.8	183.7	196.8
Cement	328.4	290.5	291.1
Gypsum	33.3	(5.0)	(16.3)

Total	569.5	469.2	471.6
Corporate and unallocated expenses	(87.5)	(57.5)	(70.7)

Earnings from Continuing Operations before Minority
Interests, Interest and Income Taxes (a)	$482.0	$411.7	$400.9

Assets
Aggregates, Concrete & Asphalt	$2,204.6	$2,010.3	$1,872.4
Cement	1,505.2	1,433.3	1,312.5
Gypsum	329.6	317.2	310.4
Corporate and unallocated assets	1,364.7	1,005.9	645.1
Discontinued operations	—	—	21.4

Total	$5,404.1	$4,766.7	$4,161.8

(a)	EBIT is reconciled to the closest GAAP measure in “Item 6 Selected Consolidated Financial Data.”

YEAR ENDED DECEMBER 31, 2004

Net Sales

     Our net sales from continuing operations increased 13 percent in 2004 to $3,763.3 million from $3,318.9 million in 2003. Demand for our products remained robust, which was supported by stronger economic conditions and continued low interest rates. In addition, we benefited from favorable weather both at the start and end of the year. Excluding divested operations, all our product lines recorded higher shipments for the full year compared to last year, with cement, aggregates and gypsum setting new records for volumes. Compared to 2003, our selling prices generally increased with the exception of our paving business. In addition, net sales benefited from continued strength of the Canadian dollar, which finished the year close to 83 cents per U.S. dollar compared to 78 cents per U.S. dollar in the prior year. Excluding the exchange rate effect, net sales from continuing operations were 10 percent higher than last year.

     U.S. net sales from continuing operations increased to $2,113.9 million, up 12 percent compared to $1,882.0 million in 2003, driven by high cement, aggregate and gypsum sales. Canadian net sales increased 15 percent to $1,649.4 million in 2004 (7 percent excluding the favorable exchange rate effect) primarily due to higher cement, aggregate and paving sales.

  Aggregates, Concrete & Asphalt

     Net sales from the aggregates, concrete and asphalt segment, formerly identified as construction materials segment, totaled $2,274.1 million in 2004, which were 12 percent higher than the $2,032.5 million in 2003. Excluding the impact of the favorable Canadian exchange rate, net sales were up 7 percent with stronger sales across all product lines.

     Net sales of construction aggregates were $732.1 million, which were 19 percent higher than 2003 (15 percent higher excluding the favorable exchange rate). Shipments of construction aggregates increased 12 percent in 2004 to a record 133.3 million tons as a result of good weather conditions and solid overall demand in the U.S. and in Canada. U.S. volumes were up 11 percent as a result of higher sales in the Great Lakes, Maryland and Missouri. Canadian volumes were 13 percent higher than 2003 levels due to strong sales in Western Canada, certain Ontario markets and Montreal as well as increased exports to the U.S. west coast. Average selling prices in 2004 were up 2 percent in Canada, in local currency, and 3 percent in the U.S. due in part to a better product mix as well as successful implementation of general price increases in most markets.

     Ready-mixed concrete sales totaled $751.0 million in 2004, up 9 percent from last year (5 percent higher, excluding the favorable exchange rate). Overall ready-mixed concrete shipments increased by 3 percent to 11.4 million cubic yards as stronger demand in western Canada offset a flat U.S. market. Strong sales in Maryland, New York and New Mexico were offset by lower volumes in Louisiana (completion of New Orleans airport project) and Missouri. Canadian volumes increased by 6 percent over 2003, as residential construction activity in Vancouver and Calgary remained strong. However, price improvement gains in most regions were offset by pricing pressures in the Denver, Toronto and Montreal markets.

     Asphalt and paving sales totaled $692.3 million in 2004, up 9 percent from 2003 (up 3 percent, excluding the favorable exchange rate). Asphalt volumes were up 6 percent compared to prior year due to strong demand, particularly in Calgary and Denver, and more favorable weather. Excluding divested operations, paving volumes were up 8 percent due to strong demand in Calgary, Edmonton and Denver.

   Cement

     Cement net sales from continuing operations increased 13 percent to $1,352.7 million in 2004 from $1,198.3 million in 2003 (up 10 percent excluding the favorable exchange rate). Cement shipments in 2004 reached a record 14.2 million tons, which were 8 percent higher than 2003 shipments excluding divested Florida operations. Strong general economic conditions and favorable weather contributed to make 2004 an exceptionally strong volume year. Some regional cement shortages were experienced, particularly in the first half of the year, requiring imports in order to meet customer demand. Sales volumes in the U.S., excluding divested Florida operations, increased by 8 percent compared to 2003, driven by strong demand in all major markets except the Great Lakes markets, which were flat. In Canada, sales volumes increased 6 percent as demand was up sharply in Western Canada.

     Average selling prices continued their positive trend that began in the second quarter, driven by successful price increases in a majority of our markets between January and May. For the first time in more than a decade, we were able to successfully implement a second price increase in selected U.S. markets allowing us to recover most of the shortfall due to the price degradation that occurred in the second half of 2003. Average selling prices increased by 2 percent year-over-year, with the U.S. gaining 3 percent and Canada increasing by 2 percent in local currency. We expect the full benefit of these price increases will be realized during 2005. In addition, new price increases of $6 to $8 per ton took effect in most of our U.S. and Canadian markets on January 1, 2005, and an additional price increase of $5 per ton in most markets has been announced in the U.S. effective July 1, 2005.

   Gypsum

     Net sales from gypsum operations increased by 28 percent to $326.6 million from $254.3 million in 2003 benefiting from strong demand as well as the impact of four price increases implemented throughout the year. Sales volume reached 2.2 billion square feet, which represents an increase of 4 percent over 2003 sales volume. We experienced continued growth of residential construction both in the U.S. and Canada, supported by significantly improved manufacturing performance by our plants. The average mill net price per thousand square feet for the year was $123 compared with $98 in 2003, mainly derived from the strong performance of our U.S. markets. A price increase went into effect on January 10, 2005.

Performance by Line of Business

   Aggregates, Concrete & Asphalt

     Our aggregates, concrete and asphalt segment earned $207.8 million on sales of $2.3 billion, 13 percent higher than 2003 earnings of $183.7 million on sales of $2.0 billion. Profit growth was driven primarily by the aggregates business, which alone generated a $32 million profit improvement. The favorable impact of the Canadian dollar, which contributed $8.6 million to reported profit for the year, was more than offset by a $9.0 million increase in pension and other postretirement expenses. In addition, higher fuel costs across all product lines and increased maintenance costs with higher plant activity resulted in increased operating costs. As a result, segment operating income as a percentage of net sales at 9 percent was flat compared to 2003.

     Construction aggregates recorded an operating income of $155.8 million in 2004, which was 26 percent higher than 2003, driven by record volumes and higher selling prices across all regions. This was partially offset by cost increases, including additional quarry stripping costs of $5 million and higher energy costs of $4 million. Operating margin improved by 1 percentage point in 2004 compared to the year-ago level.

     Ready-mixed concrete profits declined by $3.9 million to $30.8 million in 2004. Most of the shortfall came from the Denver, Toronto and Montreal markets where market conditions and competitive pressures limited our ability to recoup increased raw material prices. The strong performance of our Western Canada and Eastern U.S. markets partially offset the shortfall. Performance based distribution initiatives continued to help offset increased delivery, maintenance and fuel costs. Operating margin was 1 percentage point lower than last year.

     Asphalt and paving operations earned $31.0 million in 2004, which was flat compared to 2003. Paving contract margins declined, which more than offset benefits from increased asphalt volumes and the absence of losses associated with the Western U.S. portable highway paving business we exited in 2003. Increased use of recycled products helped offset higher costs during the year.

   Cement

     Cement operating profit from continuing operations was $328.4 million in 2004, which was 13 percent higher than last year. The results reflect increased volumes, higher prices and the stronger Canadian dollar, which were partially offset by increased fuel, raw material and distribution costs. Strong general economic conditions and sustained construction activity allowed us to successfully implement two price increases in selected U.S. markets. A $12.1 million favorable impact of the Canadian dollar partially offset a $2.4 million increase in pension and other postretirement expenses and $10.6 million of legal expenses related to settled litigation. Clinker production at 12.8 million tons was up 900,000 tons for the year. This 7.5 percent production increase was achieved without increasing plant fixed costs from 2003 levels. Several of our plants achieved record production levels for the year. Variable costs were up for the year, primarily driven by fuel and power costs increases which unfavorably impacted operating earnings by $7.4 million. Freight costs increased $2.0 million due to sub-optimal shipping patterns we experienced to serve our customers during the tight market conditions earlier this year.

     As a result, cement operating income from continuing operations as a percentage of net sales was 24.3 percent, which was similar to 2003. In 2004, we increased our imports by approximately 200,000 short tons to meet our customer needs. The low-margin sales of imported cement combined with the legal fees associated with the settled litigation negatively impacted our 2004 operating margin.

   Gypsum

     Our gypsum drywall operations recorded $33.3 million operating profit in 2004 compared to a loss of $5.0 million in 2003, an improvement of $38.4 million. Our gypsum operations have generated profit for the past 6 quarters, as we benefited from continued strong residential demand and higher prices. In addition, significantly improved manufacturing productivity improved our overall performance, partially offsetting higher paper costs and increased energy expenses. Production volumes from our two newer plants in Kentucky and Florida now account for 72 percent of total production.

Corporate and Unallocated Expenses

     Corporate and unallocated expenses in 2004 were $87.5 million, which represents an increase of $30 million compared to 2003. The prior year included a $31.2 million gain on the sale of our Detroit cement terminal. Higher corporate expenses in 2004, due to increased pension and other postretirement expenses, higher salaries, governance and compliance costs, were partially offset by $10.6 million of lower foreign exchange transaction losses.

Income from Managed Assets

     Income from the managed assets amounted to $16.3 million in 2004, which represents an increase of $4.3 million compared to 2003 as a result of a management incentive fee we received from Lafarge S.A. for exceeding agreed upon performance targets. Gross proceeds from the management of these assets totaled $244.4 million in 2004, as compared to $206.4 million in 2003. Total proceeds included billings for the annual management fee ($16.3 million in 2004 and $12.0 million in 2003), as well as direct payroll, pension and postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $228 million and $194.4 million in 2004 and 2003, respectively. We are fully reimbursed for these expenses under the terms of the management agreement.

Interest Expense

     Interest expense for the year was $48.8 million, $6.0 million lower than last year. The fixed to floating rate interest rate swap we executed in the first quarter of 2004 reduced interest expenses by $4.9 million. In addition, interest expense on our short-term debt borrowings decreased by $1 million versus 2003 due to lower average borrowing levels.

Interest Income

     Interest income for the year was $16.3 million, which represents an increase of $15.2 million compared to 2003. The increase is due to the recognition of lower currency translation losses on U.S. dollar investments in Canada, which favorably impacted the year-over-year comparison by $6.8 million. In addition, we recognized $4.9 million of interest income associated with an income tax receivable and interest income increased by $1.9 million as a result of higher average investment balances.

Income Taxes

     Income tax expense from continuing operations increased to $145.9 million in 2004 from $133.2 million in 2003. Our tax expense was impacted in both 2003 and 2004 by certain unusual items. In 2004, we recorded a tax benefit of $6.3 million. In 2003, we recognized an additional $7.6 million of tax expenses to reflect provincial tax changes legislated in both Ontario and Alberta, as well as the higher tax rate applicable to the sale of the Detroit cement terminal in the third quarter. Excluding these tax adjustments, the effective tax rate for 2004 and 2003 was approximately 35 percent and 36 percent, respectively.

Net Income

     Net income was $295.5 million or $3.86 per diluted share, compared with net income in 2003 of $280.6 million, or $3.79 per diluted share. Current year results included several unusual items that contributed a net benefit of $0.03 per diluted share. These unusual items included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $10.6 million ($6.9 million after taxes or $0.09 per diluted share) related to settled litigation in our cement segment. Prior year results included income from discontinued operations of $66.3 million ($0.90 per diluted share), a charge of $3.2 million ($0.04 per diluted share) representing the cumulative effect of a change in accounting principle, a gain of $31.2 million ($18.9 million after taxes or $0.25 per diluted share) from the sale of one of our cement terminals and a charge of $7.6 million ($0.10 per diluted share) associated with provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the sale of the Detroit cement terminal.

YEAR ENDED DECEMBER 31, 2003

Net Sales

     Lafarge’s net sales from continuing operations increased 5 percent in 2003 to $3,318.9 million from $3,160.1 million in 2002. Demand for our products remained solid and we benefited during the third and fourth quarters from the pent up demand that built up during the first half of the year, when market conditions were particularly difficult due to poor weather. Cement, aggregate and gypsum wallboard shipments for the full year were above last year, while shipments of ready-mixed concrete were flat, and asphalt and paving sales fell short of last year. When compared to 2002, our selling prices generally increased, with the exception of the U.S. cement market and our paving business. In addition, net sales benefited from continued strength of the Canadian dollar, which finished the year close to 78 cents per U.S. dollar. Excluding the exchange rate effect, net sales from continuing operations were equal to last year.

     Excluding the favorable exchange rate effect, the increase in cement and gypsum net sales was partially offset by the drop in sales of our aggregates, concrete and asphalt segment. By region, U.S. net sales from continuing operations decreased to $1,882.0 million in 2003 compared to $1,935.3 million in 2002, driven by lower cement and asphalt and paving sales. Canadian net sales increased 17 percent to $1,436.9 million in 2003 (5 percent excluding the favorable exchange rate effect), primarily due to higher cement, aggregate and ready-mixed concrete sales.

   Aggregates, Concrete & Asphalt

     Net sales from the aggregates, concrete and asphalt segment totaled $2,032.5 million in 2003, 5 percent higher than the $1,943.0 million in 2002. Excluding the impact of favorable Canadian exchange rate, net sales were down 2 percent. Stronger sales in construction aggregates were offset by a decline in asphalt and paving sales.

     Net sales of construction aggregates were $614.5 million, 15 percent higher than 2002 (8 percent higher excluding the favorable exchange rate). Shipments of construction aggregates increased 2 percent in 2003 to 118.9 million tons, with U.S. volumes up 7 percent as a result of higher sales in Missouri and New Mexico as well as higher resales in the Great Lakes. Canadian volumes were 3 percent lower than 2002 levels due to lower shipments in most of our Western Canadian markets as well as lower exports to the U.S. west coast. Average selling prices in 2003 were up 4 percent in Canada, in local currency, and 3 percent in the U.S. due in part to a better product mix as well as successful implementation of general price increases in most markets.

     Ready-mixed concrete sales totaled $689.6 million in 2003, up 6 percent from last year (flat to 2002, excluding the favorable exchange rate). Overall ready-mixed concrete shipments fell slightly to 11.0 million cubic yards with stronger demand in Canada offsetting a 12 percent volume decline in Western U.S. markets. The deterioration in the construction economy in Colorado and New Mexico resulted in both lower volume and prices. Canadian volumes increased by 5 percent over 2002, with sustained project work in the energy/mining sector (Montreal and Vancouver). In addition, average Canadian prices (in local currency) increased by 2 percent compared to 2002 to strong project pricing and higher value added sales.

     Asphalt and paving sales totaled $637.8 million in 2003, down 4 percent from 2002 (down 11 percent, excluding the favorable exchange rate). Asphalt and paving volumes were down 6 percent and 14 percent, respectively, in 2003 compared to prior year. Lower volumes in the U.S. were due primarily to weather in the first half of the year, weak construction activity in our principal Western U.S. markets as well as our exit from our Western U.S. portable highway paving business in the second quarter of 2003. Further contributing to lower sales was lower demand in Eastern Canada due to a weather related slow start of the paving season and less asphalt paving content in projects.

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

Performance by Line of Business

   Aggregates, Concrete & Asphalt

     Our aggregates, concrete and asphalt segment earned $183.7 million on sales of $2.0 billion, down 7 percent from 2002 earnings of $196.8 million on sales of $1.9 billion. The favorable impact of the Canadian dollar, which contributed $10.6 million to reported profit for the year, was more than offset by an $18.7 million dollar increase in pension and other postretirement costs. In addition, losses incurred in our Western U.S. portable highway paving business that we exited in the second quarter of 2003 and lower levels of paving activities in Colorado reduced profits for the year. As a result, operating income as a percentage of net sales was 9 percent in 2003 compared to 10 percent in 2002.

     Construction aggregates recorded an operating income of $123.9 million in 2003, in line with last year, as higher volumes and prices were offset by pension expenses, which increased by $5.9 million, and higher operating costs resulting in part from weather-related inefficiencies.

     Ready-mixed concrete profits declined $6.2 million to $34.7 million in 2003. Most of the shortfall was in the Western U.S. as continued weak market conditions resulted in a 12 percent drop in volumes and competitive price pressures. In Canada, ready-mixed concrete profits were equal to last year as a decline in Eastern Canada, due largely to difficult market conditions in Toronto, was offset by improved profitability in our Western Canadian operations, due to higher volumes in Vancouver and generally higher margins. Our ready-mixed concrete operations were negatively impacted by an annual increase of $5.3 million in pension expense in 2003.

     Asphalt and paving operations earned $30.8 million in 2003, about $7.4 million less than in prior year. Profits in Eastern Canada increased by 39 percent over 2002 as lower costs and improved margins offset lower volumes. Weak market conditions in the Western U.S., combined with losses associated with the portable highway paving operations that we exited during the year, resulted in a significant drop in earnings in that market, more than offsetting the improvement in Eastern Canada. In addition, pension expense for this product line increased $5.3 million in 2003.

   Cement

     Cement operating profit from continuing operations was $290.5 million, in line with last year. The favorable impact of the Canadian dollar was $15.5 million, which offset a $15.3 million increase in pension and other postretirement costs. Higher volumes and higher prices in Canada were partially offset by weaker U.S. prices. In addition, margins declined as most of the increased tonnage sold in the second half of the year came out of inventory rather than incremental production. In terms of operating costs, fixed costs were lower by $3.8 million due to lower maintenance expenses as well as the absence of costs related to the start up of our plant near Kansas City and the Bath strike in 2002. Variable costs per ton was down slightly for the year as significant improvement in fuel cost at our Exshaw plant, due to the conversion to coal from natural gas, was largely offset by a reduction in the availability and pricing of fuel quality waste used in some of our plants. Finally, the profitability of our cement-related products business declined in 2003, primarily due to lower slag results and clinker sales volumes. As a result, cement operating income from continuing operations as a percentage of net sales was 24 percent in 2003, which was down from 26 percent in the prior year.

   Gypsum

     Our gypsum drywall operations returned to profitability starting the second half of 2003, as we benefited from continued strong residential demand and higher prices, particularly in the fourth quarter. For the full year, the gypsum operations lost $5.0 million, which represented an improvement of $11.3 million from 2002 due to a combination of improved manufacturing performance as well as price and volume increases. Production volumes from our two newer plants in Kentucky and Florida accounted for 71 percent of total production compared to 62 percent last year. The idling of our Wilmington plant in late 2002 resulted in the anticipated 2003 cost savings of approximately $10 million. However, higher natural gas prices, increased wage rates, higher labor costs related to increased production levels in our remaining plants, as well as increased pension costs and higher depreciation expense offset the Wilmington savings in 2003. The 2002 operating loss of $16.3 million excludes a $26 million charge recorded in “Other (income) expense, net” for the idling of our Wilmington, Delaware plant.

Corporate and Unallocated Expenses

     Corporate and unallocated expenses in 2003 were $57.5 million, which represented a decrease of $13.2 million compared to 2002. The decrease was due to a $31.2 million gain on the sale of the Detroit cement terminal partially offset by a $10.1 million increase in foreign exchange transaction losses and the absence of an $8.1 million credit recognized in 2002 related to a natural gas derivative that did not qualify for hedge accounting. The provision of $26 million recognized in 2002 for the idling of our gypsum drywall plant in Wilmington was offset by a gain on the sale of our Canadian paving stone business in that same year.

Income from Managed Assets

     Income from the managed assets amounted to $12 million in both 2003 and 2002. Gross proceeds from the management of these assets totaled $206.4 million in 2003, compared to $190.8 million in 2002. Total proceeds included billings for the annual management fee ($12.0 million in both years), as well as direct payroll, pension and postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $194.4 million and $178.8 million in 2003 and 2002, respectively. We are fully reimbursed for these expenses under the terms of the management agreement.

Interest Expense

     Interest expense for the year was $54.8 million, up $2.4 million from 2002 due to the absence of $4.0 million of capitalized interest in 2003 and a $1.2 million interest expense increase from a long-term bond issued in June 2003. These were partially offset by a reduction in short-term interest expense due to a combination of lower debt levels and lower interest rates.

Interest Income

     Interest income was $1.1 million, a decrease of $8.6 million from 2002 as foreign exchange losses of $10.5 million on U.S. dollar investments in Canada, due to the devaluation of the U.S. dollar, offset an increase in interest from investments.

Income Taxes

     Income tax expense from continuing operations increased from $93.1 million in 2002 to $133.2 million in 2003, including an $7.6 million tax expense increase in 2003 due to provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the sale of the Detroit cement terminal in the third quarter. The 2002 results benefited from the recognition of approximately $28 million in tax benefits related to the reversal of a deferred tax valuation allowance ($23 million) and the favorable final settlement of various tax issues with both U.S. and Canadian authorities ($5 million) in the fourth quarter. Excluding these tax adjustments, the effective tax rate for 2003 was 36 percent compared with approximately 35 percent in 2002.

Net Income

     Net income was $280.6 million, or $3.79 per diluted share, compared with net income in 2002 of $268.4 million or $3.64 per diluted share.

     Net income in 2003 from continuing operations, which excludes the results of the divested Florida operations, was $217.4 million, or $2.93 per diluted share, compared with $256.7 million, or $3.48 per diluted share, in 2002. The 2003 results include a net gain of $11.3 million, or $0.15 per diluted share, related to the increase in the Canadian deferred tax provision and a gain from the sale of our Detroit, Michigan cement terminal. The 2002 results contain a net gain of $28.7 million, or $0.39 per diluted share, from favorable tax adjustments and a gain on the sale of our Canadian paving stone business, offset by a charge for the idling of our gypsum plant in Wilmington, Delaware.

     Net income from discontinued operations for the full year 2003 was $66.3 million, or $0.90 per diluted share (including the divestment gain after tax of $58.0 million, or $0.79 per diluted share), compared with $11.7 million, or $0.16 per diluted share, in 2002.

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

Cash Flows from Operations

     The net cash provided by operations for each of the three years presented reflects our net income adjusted for the net effects of operating transactions and other events that affect net income and operating cash flows in different periods. Significant adjustments are discussed below, except for changes in working capital, which are discussed in Management’s Discussion of Financial Position.

     The non-cash adjustment for depreciation, depletion and amortization in 2004 increased by $18.5 million reflecting new assets placed in service resulting from an increase in capital expenditures ($176.4 million) and the commencement of amortization of certain information technology projects. The non-cash adjustment for depreciation, depletion and amortization in 2003 increased by $10.7 million due to annualization effect of assets put in service in the course of 2002 (mainly the Sugar Creek cement plant and the Chicago slag operation), offset by the change in useful lives of our cement plants in July 2002 (6 month impact of $8.5 million decrease). The non-cash adjustment for gain on sale of assets for 2003 and 2002 was relatively similar ($38.8 million in 2003 and $35.2 million in 2002), as both years were impacted by large divestment gains (Detroit cement terminal in 2003 and paving stone divestiture in Eastern Canada in 2002). The impact of the gain on the sale of discontinued operations (Lafarge Florida Inc.), including related income taxes paid, is shown separately. As a result of improving liquidity, we significantly reduced the amount of securitized receivable financing. The impact of this change reduced the 2004 comparative cash flows from operations by approximately $87 million. The adjustment for “Net change in noncurrent assets and liabilities” primarily reflects the change in pension contributions, which increased by $61.2 million and $45.5 million in 2004 and 2003, respectively.

Cash Flows from Investing

     In 2004, net cash used for investing activities increased $174.7 million to $258.3 million. Capital expenditures more than doubled during 2004 as compared with 2003, from $173.9 million to $350.3 million, due to $29.7 million of additional capital expenditures associated with our Sugar Creek, Missouri cement plant (see “Note 20 Commitments and Contingencies” to the consolidated financial statements for more information), increased spending on information technology projects, costs associated with the replacement terminal in Detroit, Michigan, and timing factors associated with various projects. Redemption of short-term investments, net, for 2004 was $34.3 million compared to purchases of short-term investments, net in 2003 of $46.3 million, both years reflecting the change in the amount of excess cash in Canada that was invested in short-term investments with original maturities exceeding three months. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $66.6 million in 2004 compared to $71.2 million in 2003. Proceeds for 2004 includes several individually insignificant sale transactions while proceeds from 2003 include $38.2 million from the sale of the Detroit cement terminal.

     In 2003, net cash used for investing decreased $107.7 million compared to 2002. Capital expenditures decreased $74.0 million in 2003 largely because ongoing development projects, such as the construction of the Sugar Creek, Missouri plant and Chicago slag project, were completed in 2002. Spending on acquisitions decreased $14.8 million to $16.7 million as only a few small acquisitions were made. Purchases of short-term investments, net, for 2003 was $46.3 million compared to redemptions of short-term investments, net for 2002 of $1.0 million, both years reflecting the change in the amount of excess cash in Canada that was invested in short-term investments with original maturities exceeding three months. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $71.2 million in 2003 compared to $77.0 million in 2002, as both years had significant proceeds related to the Detroit cement terminal (in 2003) and paving stone divestiture in eastern Canada (in 2002) in addition to the routine sales of surplus land and retail mobile equipment. The proceeds from the sale of discontinued operations of $123.9 million (Lafarge Florida Inc.), and related income taxes paid, are shown separately.

Cash Flows from Financing

     In 2004, net cash provided by financing was $63.4 million compared to net cash used by financing activities of $126.2 million in 2003. The change reflects an increase in short-term borrowings in 2004 whereas we repaid short-term borrowings in 2003. Repayments were made in 2003 utilizing cash proceeds received in connection with the two large asset dispositions noted above. Issuance of long-term debt for 2003 includes $47.0 million of proceeds received in connection with the issuance of industrial revenue bonds related to our Sugar Creek, Missouri plant. Also, proceeds from issuance of equity securities increased to $52.3 million in 2004 from $11.8 million in 2003 due to more employee stock option exercises in 2004.

     In 2003, net cash consumed by financing was $126.2 million compared to $85.8 million in 2002. This increase of $40.4 million resulted from the net repayment of short-term borrowings of $131.1 million in 2003 versus net repayment of only $65.4 million in 2002, an increase in dividends of $6.4 million and a decrease in the issuance of equity securities of $19.5 million, offset by an increase in long-term debt mainly due to the issuance of the industrial revenue bonds discussed above.

     We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. These include a commercial paper facility under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. The facility is 100 percent backed by a syndicated, multi-year committed bank revolver, which expires in April 2007. Commercial paper borrowings as of December 31, 2004 and 2003 were $90 million and zero, respectively. We also have a syndicated $300 million multi-year committed bank revolver maturing in April 2007. At December 31, 2004 and 2003, no amounts were outstanding under the committed bank revolver.

     We also have a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold, which as of December 31, 2004 and 2003, were zero and

$82.0 million, respectively. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.

     In 2004, the strengthening of the Canadian dollar resulted in a positive effect of $50.7 million on the cash-flow statement, directly related to the impact of exchange rate changes on the cash in Canada.

MANAGEMENT’S DISCUSSION OF FINANCIAL POSITION

     The Consolidated Balance Sheets summarize our financial position at December 31, 2004 and 2003.

     We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars, as well as interest rate risk inherent in our debt. The value reported for Canadian dollar denominated net assets increased from December 31, 2003 as a result of a rise in the value of the Canadian dollar relative to the U.S. dollar. At December 31, 2004, the U.S. dollar equivalent of a Canadian dollar was $0.83 versus $0.78 at December 31, 2003. Based on 2004 results, if the value of the Canadian dollar relative to the U.S. dollar changed by 10 percent, our consolidated net assets and net income each would change by approximately 6 percent.

     Working capital, excluding cash, short-term investments, short-term borrowings, redeemable preferred stock, current portion of long-term debt and the impact of exchange rate changes ($50.8 million increase), increased $140.3 million from December 31, 2003 to December 31, 2004. Receivables, net (including “Due from affiliates”), excluding an exchange rate increase of $21.0 million, increased $166.2 million primarily due to a decrease in receivables sold under our securitization program and increased sales. Inventories decreased $28.3 million, excluding the exchange rate increase of $11.7 million, due to increased levels of sales in the fourth quarter of 2004 compared to 2003. Accounts payable and accrued liabilities, excluding the exchange rate increase of $14.4 million, decreased $14.8 million mainly due to a decrease in amounts payable under our receivable sales agreement. Income taxes payable increased $17.7 million due to stronger earnings in the fourth quarter, which resulted in higher income taxes payable.

     Net property, plant and equipment increased $77.8 million during 2004, excluding the exchange rate increase of $59.1 million, as capital expenditures outpaced depreciation. No significant acquisitions were made in 2004. Goodwill relates primarily to the Redland, Warren and Presque Isle transactions.

     Our operating cash flows are generally sufficient to provide all of the cash operating requirements, including capital expenditures, on an annual basis, although short-term debt to fund seasonal working capital needs and operating losses is incurred during the first six months of the year. We maintain sufficient liquidity resources, including a $300 million commercial paper line, a $200 million accounts receivable securitization line, a committed $300 million multi-year revolver, a bi-lateral committed facility of $50 million, and over $100 million in uncommitted bi-lateral bank facilities, to ensure that our cash requirements are met under any circumstances. A $250 million bond, issued in 1998 to fund an acquisition, will mature in July 2005. At maturity, we intend to use internal cash, short-term debt capacity, or a combination thereof, to repay the bond.

     As noted above, we decided that we will repatriate almost $1.1 billion of Canadian earnings under the repatriation provisions of the Jobs Act. Repatriation will substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan required by the Jobs Act. There will be a corresponding reduction in liquidity at our Lafarge Canada Inc. (“LCI”) subsidiary. LCI may be required to borrow in order to repatriate their earnings to the U.S. In addition, beginning on December 29, 2005, Canadian $166.4 million (approximately U.S. $138.1 million) in preferred shares issued by a Canadian subsidiary in 2000, in connection with our acquisition of the Warren Paving and Materials Group, will be redeemable at the option of the holder. We also may be required to borrow if the holder of the preferred shares elects to redeem these shares. We expect our significant positive Canadian cash flows would be sufficient to repay any debt and replenish Canadian cash balances over time.

CONTRACTUAL OBLIGATIONS

     Our summary of contractual obligations and maturities as of December 31, 2004 is as follows (in thousands):

		Less than
	Total	one year	2-3 years	4-5 years	> 5 years
Long-term debt (a)	$832,259	$356,479	$12,797	$201,368	$261,615
Redeemable preferred stock	138,097	138,097	—	—	—
Operating leases	266,940	51,755	79,721	37,899	97,565
Purchase obligations
Capital	48,588	48,138	450	—	—
Noncapital	456,887	114,605	77,098	60,715	204,469

Total	$1,742,771	$709,074	$170,066	$299,982	$563,649

(a)	Excludes interest.

     The amounts set forth in the table above for noncapital purchase obligations relate primarily to contractual purchase obligations related to gas, power, fuel and other significant raw material commitments as well as mineral royalties. In addition, we are required to make contributions to certain defined benefit plans. Our estimated 2005 contributions total $41.7 million. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, we are unable to reasonably estimate our future contributions beyond 2005. We also have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete in nature, and it is unlikely that the various contingencies within the contract would be triggered by a common event. The future payments under these contracts are not included in the table set forth above.

     We do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

MANAGEMENT’S DISCUSSION OF SHAREHOLDERS’ EQUITY

     The Consolidated Statements of Shareholders’ Equity summarize the activity in each component of shareholders’ equity for the three years presented. In 2004, shareholders’ equity increased by $453.2 million, mainly from net income of $295.5 million, a change in the foreign currency translation adjustment of $124.5 million (resulting from a 7 percent increase in the value of the Canadian dollar relative to the U.S. dollar), the reduction to accumulated other comprehensive loss for $73.2 million related to the minimum pension liability and the exercise of stock options resulting in an increase of $47.2 million. These were partially offset by share repurchases of $49.1 million and dividend payments, net of reinvestments, of $44.2 million.

     In 2003, shareholders’ equity increased by $500.0 million, mainly from net income of $280.6 million, a change in the foreign currency translation adjustment of $276.8 million (resulting from a 22 percent increase in the value of the Canadian dollar relative to the U.S. dollar), and the exercise of stock options resulting in an increase of $7.7 million. These were partially offset by dividend payments, net of reinvestments, of $45.6 million, and an increase to accumulated other comprehensive loss for $36.9 million related to the minimum pension liability.

     Common equity interests include our $1.00 par value per share Common Stock and the Lafarge Canada Inc. exchangeable preference shares (“Exchangeable Shares”), which are exchangeable into our Common Stock and have comparable voting, dividend and liquidation rights. Our Common Stock is traded on the New York and Toronto Stock Exchanges under the ticker symbol “LAF” and the Exchangeable Shares on the Toronto Stock Exchange under the ticker symbol “LCI.PR.E.”

     The following table reflects the range of high and low closing prices of Common Stock by quarter for 2004 and 2003 as quoted on the New York Stock Exchange:

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
2004 Stock Prices
High	$43.39	$45.03	$47.42	$51.55
Low	$39.80	$40.88	$41.30	$47.65
2003 Stock Prices
High	$33.88	$32.35	$35.73	$40.85
Low	$26.46	$29.14	$31.00	$34.48

     Dividends are summarized in the following table (in thousands, except per share amounts):

	Years Ended December 31
	2004	2003	2002
Common equity dividends	$62,596	$50,963	$43,815
Less dividend reinvestments	(18,440)	(5,375)	(4,664)

Net cash dividend payments	$44,156	$45,588	$39,151

Common equity dividends per share	$0.84	$0.70	$0.60

     As of the third quarter of 2004, the dividend rate was changed from 20 cents to 22 cents per share per quarter.

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

     Goodwill – On January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be reviewed annually (or more frequently if impairment indicators arise) for impairment. In our goodwill impairment test, we use a combination of a market approach and an income approach when determining the fair value of our reporting units. In the market approach, we compare our reporting units with similar businesses, business ownership interests or manufacturing facilities that have been sold. In the income approach, we estimate the discounted value of the expected future cash flows that we expect our reporting units to generate based on our budgets and projections. Similar to our review for impairment of long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, the evolution of expenses, economic trends in the construction sector and other factors.

     Pension Plans and Other Postretirement Benefits – The accounting for pension plans and other postretirement benefits requires us to make certain assumptions that have a significant impact on the expenses and liabilities that we record for pension plans and other postretirement benefits.

     The primary assumptions made to account for pension plan and other postretirement benefit expenses and liabilities are disclosed in “Note 19 Pension Plan and Other Postretirement Benefits” of the consolidated financial statements.

     The assumption for the expected long-term rate of investment return on pension plan assets is based on historical performance, current and long-term outlook and the asset mix in the pension trust funds. The discount rates reflect the rate of long-term high-grade corporate bonds.

     The 2004 pension plan and other postretirement benefit expenses are impacted by the year-end 2003 assumptions for the discount rate and the return rate on assets (pension plan only). If the 2003 discount rate assumption had been lowered by one percentage point, 2004 pension plan and other postretirement benefit expenses would have increased by approximately $18.5 million. If the 2003 asset returns rate assumption had been lowered by one percentage point, 2004 pension plan expenses would have increased by approximately $7.9 million.

     The pension and other postretirement accumulated benefit obligations are impacted by the 2004 discount rate. The impact of decreasing the discount rate assumption by one percentage point as of November 30, 2004 would have been to increase the total accumulated benefit obligation as of December 31, 2004 by approximately $148.0 million, and would have increased the additional minimum pension liability amount by approximately $219.4 million.

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

     We did not identify any impairment during 2004 and 2003. In November 2002, an impairment charge was recognized in relation to the idling of the gypsum drywall plant in Wilmington, Delaware. This resulted in a $15 million asset write-off.

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

     Revenue Recognition – Revenue from the sale of cement, cement-related products, aggregates, ready-mixed concrete, concrete products, asphalt and gypsum drywall is recorded when title and ownership are transferred upon delivery of the products. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the cost-to-cost method to determine the percentage-of-completion. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net Sales,” and costs incurred by us for shipping and handling are classified as “Cost of goods sold.”

Inflation

     Inflation rates in recent years have not been a significant factor in our net sales or earnings growth. We continually attempt to offset the effect of inflation by purchasing strategies and improving operating efficiencies, especially in the areas of productivity, energy costs, and selling and administrative expenses. We compete with other suppliers of our products in all of our markets. The ability to recover increasing costs by obtaining higher prices for our products varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

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

     We may capitalize environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or that are incurred to mitigate or prevent future environmental contamination. We expense other environmental costs when incurred. Our environmental capital expenditures and expenses were not material for the years ended December 31, 2004, 2003 and 2002 and we do not believe that the ultimate resolution of our known environmental contingencies, for which we have recorded provisions for estimated probable liabilities, will have a material adverse effect on our financial condition, results of operations or liquidity. However, our environmental expenditures have increased over time and are likely to increase in the future. Changes to existing or new environmental laws or regulations, or interpretations thereof, may impose substantial further environmental obligations on us. Such changes may include: revised EPA Boiler and Industrial Furnaces regulations; final residual risk or maximum achievable control technology provisions governing air toxic emissions; cement kiln dust management standards or programs; revised state implementation plans regarding NOx reductions; revised state implementation plans regarding reduction of fine particulate matter particles; federal “major source” permit requirements; and implementation of the Kyoto Protocol. We cannot presently determine the effect such changes may have on us, including the nature and amount of any required capital expenditures or other remedial actions, or on our financial condition, results of operations or liquidity.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain commodity price, interest rate and foreign currency risks. We have defined strict policies and procedures to measure, manage and monitor our market risk exposures. Our policies do not permit any speculative market position.

     We use financial instruments only to hedge existing or anticipated financial and commercial exposures. We undertake this hedging in the over-the-counter market with a limited number of highly rated counter parties. Our positions in derivative financial instruments are monitored using various techniques, including the fair value approach.

  Commodity Price Risk

     We are subject to commodity price risk with respect to price changes principally in coal, petroleum coke, natural gas, electricity, diesel fuel and liquid asphalt cement. We attempt to limit our exposure to changes in commodity prices by entering into long-term contracts, increasing our use of alternative fuels, or using commodity-based derivatives. We execute commodity-based derivatives only for the purpose of hedging the economic exposure to commodity price changes, not for trading or speculative purposes.

     By using derivative financial instruments to hedge exposures to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counter party to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counter party owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counter party and, therefore, do not have a credit risk. We minimize the credit risk in derivative instruments by entering into transactions only with what we believe are low credit risk counter parties.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As such, a 10 percent change in the commodity prices for hedged items would cause a change on our December 31, 2004 consolidated net assets and the 2004 consolidated other comprehensive income by less than $1.6 million, net of any other impact. Such a change would have no impact on net income as our derivatives qualify as cash flow hedges with the effective portion of the fair value change reported as a component of “Accumulated Other Comprehensive Income/(Loss).”

   Foreign Currency Risk

     Translation Risk – The assets, liabilities, income and expenses of our Canadian operating entities are denominated in a foreign currency. Our financial statements are presented in U.S. dollars. Thus, assets, liabilities, income and expenses denominated in currencies other than U.S. dollars must be translated into U.S. dollars at the applicable exchange rate to be included in our financial statements.

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

     At December 31, 2004 and for the year then ended, approximately 63 percent of our consolidated net assets and 60 percent of consolidated net income was attributable to subsidiaries that prepare their financial statements in Canadian dollars. As such, a 10 percent change in the U.S. dollar/Canadian dollar exchange rate would cause a change on consolidated net assets and consolidated net income by approximately $195 million and $18 million, net of any other impact, respectively.

     Transaction Risk – We are subject to limited foreign currency exchange risks as a consequence of commercial exposures related to purchase and sale transactions in currencies other than our operating currencies. Our exposure to changes in foreign currency exchange risks related to transactions is not material.

   Interest Rate Risk

     We are exposed to interest rate risk through our debt. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

     In February 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million bond, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. At December 31 2004 we had no other derivative instruments related to interest rates.

     Our interest rate exposure can be subdivided into the following risks:

     Price risk for fixed-rate financial assets and liabilities – By contracting a fixed-rate liability, for example, we are exposed to an opportunity cost in the event of a fall in interest rates. Changes in interest rates impact the market value of fixed-rate assets and liabilities, leaving the associated financial income or expense unchanged. At December 31, 2004 and after giving effect to the interest rate swap noted above, 61 percent of our consolidated indebtedness was contracted at fixed rates.

     Cash-flow risk for floating rate assets and liabilities – Changes in interest rates have little impact on the market value of floating-rate assets and liabilities, but directly influence our future income or expense flows.

     We use variable-rate debt to finance our operations. At December 31, 2004, approximately 39 percent of our consolidated indebtedness was at variable rates, which exposes us to variability in interest payments due to changes in interest rates. As such, a one percent change in the average interest rate would have caused a change in 2004 consolidated net income by approximately $2.1 million, net of any other impact.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
Financial Report:
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	34

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003	35
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	36
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	37
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	38
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	39
Notes to Consolidated Financial Statements	40

Financial Statement Schedule:
Schedule II – Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002	72

     All other schedules are omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Lafarge North America Inc.:

     We have audited the accompanying consolidated balance sheets of Lafarge North America Inc. (a Maryland corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lafarge North America Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations. Also, as discussed in Note 19 to the consolidated financial statements, the Company changed the date used to measure pension and other postretirement benefit plan assets and obligations.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lafarge North America Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

McLean, Virginia
February 4, 2005

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2004	2003
Assets
Cash and cash equivalents	$817,715	$630,644
Short-term investments	34,310	68,573
Receivables, net	642,481	446,204
Due from affiliates	40,115	49,187
Inventories	357,552	374,144
Deferred tax assets	49,944	41,576
Other current assets	28,953	34,250

Total current assets	1,971,070	1,644,578
Property, plant and equipment, net	2,491,843	2,354,878
Goodwill	511,500	503,972
Other assets, net	429,722	263,236

Total Assets	$5,404,135	$4,766,664

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$537,198	$537,675
Redeemable preferred shares	138,097	–
Income taxes payable	50,761	32,907
Short-term borrowings and current portion of long-term debt	356,479	1,775

Total current liabilities	1,082,535	572,357
Long-term debt	470,838	715,391
Redeemable preferred shares	–	129,485
Deferred income taxes	242,434	151,378
Other long-term liabilities	495,469	538,411

Total Liabilities	2,291,276	2,107,022

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 70.6 and 69.4 million shares, respectively)	70,559	69,359
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.0 and 4.3 million shares, respectively)	31,935	33,577
Additional paid-in capital	756,267	734,227
Retained earnings	2,114,976	1,882,071
Accumulated other comprehensive income/(loss):
Foreign currency translation	226,902	102,394
Minimum pension liability	(89,811)	(162,962)
Derivative adjustment	2,031	976

Total Shareholders’ Equity	3,112,859	2,659,642

Total Liabilities and Shareholders’ Equity	$5,404,135	$4,766,664

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except amounts per share)

	Years Ended December 31
	2004	2003	2002
Net Sales	$3,763,268	$3,318,936	$3,160,094
Costs, expenses and other income:
Cost of goods sold	2,880,549	2,579,262	2,440,357
Selling and administrative	402,974	353,056	328,449
Income from managed assets:
Management fees and cost reimbursement	(244,359)	(206,431)	(190,833)
Direct and allocated costs and expenses	228,048	194,431	178,833
Other (income) expense, net	14,014	(13,100)	2,419
Redeemable preferred shares dividends	8,152	7,371	8,368
Interest expense	48,786	54,813	52,391
Interest income	(16,295)	(1,111)	(9,720)

Total costs, expenses and other income	3,321,869	2,968,291	2,810,264

Earnings from continuing operations before income taxes	441,399	350,645	349,830
Income taxes	145,898	133,198	93,148

Net income from continuing operations	295,501	217,447	256,682
Income from discontinued operations, net of tax	—	66,324	11,693
Cumulative effect of change in accounting principle, net of tax	—	(3,214)	—

Net Income	$295,501	$280,557	$268,375

Net income per share from continuing operations – basic	$3.98	$2.97	$3.53
Per share effect of discontinued operations – basic	—	0.90	0.16
Per share cumulative effect of change in accounting principle – basic	—	(0.04)	—

Net Income Per Share-Basic	$3.98	$3.83	$3.69

Net income per share from continuing operations – diluted	$3.86	$2.93	$3.48
Per share effect of discontinued operations – diluted	—	0.90	0.16
Per share cumulative effect of change in accounting principle – diluted	—	(0.04)	—

Net Income Per Share-Diluted	$3.86	$3.79	$3.64

Dividends Per Share	$0.84	$0.70	$0.60

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	2004		2003		2002
	Amount	Shares	Amount	Shares	Amount	Shares
Common Stock
Balance at January 1	$69,359	69,359	$68,885	68,885	$67,890	67,890
Share repurchases	(1,053)	(1,053)	(28)	(28)	—	—
Issuance of shares for:
Dividend reinvestment plans	412	412	164	164	121	121
Employee stock purchase plan	79	79	82	82	55	55
Conversion of exchangeable shares	339	339	—	—	56	56
Exercise of stock options	1,423	1,423	256	256	763	763

Balance at December 31	70,559	70,559	69,359	69,359	68,885	68,885

Exchangeable Shares
Balance at January 1	33,577	4,294	32,909	4,228	32,640	4,234
Issuance of shares for:
Dividend reinvestment plan	280	8	264	8	378	10
Employee stock purchase plan	448	64	404	58	282	40
Conversion of exchangeable shares	(2,370)	(339)	—	—	(391)	(56)

Balance at December 31	31,935	4,027	33,577	4,294	32,909	4,228

Additional Paid-In Capital
Balance at January 1	734,227		719,084		684,435
Share repurchases	(48,080)		(839)		—
Issuance of shares for:
Dividend reinvestment plans	17,748		4,946		4,165
Employee stock purchase plan	4,519		3,606		4,159
Conversion of exchangeable shares	2,031		—		335
Exercise of stock options	45,822		7,430		25,990

Balance at December 31	756,267		734,227		719,084

Retained Earnings
Balance at January 1	1,882,071		1,652,477		1,427,917
Net income	295,501		280,557		268,375
Dividends – common equity interests	(62,596)		(50,963)		(43,815)

Balance at December 31	2,114,976		1,882,071		1,652,477

Accumulated Other Comprehensive
Income/ (Loss)
Balance at January 1	(59,592)		(313,704)		(215,821)
Foreign currency translation adjustments	124,508		291,350		13,652
Minimum pension liability adjustment, net of income taxes	73,151		(36,874)		(112,875)
Derivative adjustment, net of income taxes	1,055		(364)		1,340

Balance at December 31	139,122		(59,592)		(313,704)

Total Shareholders’ Equity	$3,112,859		$2,659,642		$2,159,651

See the Notes to Consolidated Financial Statements

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31
	2004	2003	2002
Net Income	$295,501	$280,557	$268,375
Foreign currency translation adjustments	124,508	291,350	13,652
Minimum pension liability adjustment, net of income taxes of $38,182, $(16,350) and $(71,192), respectively	73,151	(36,874)	(112,875)
Derivative adjustment, net of income taxes of $576, $(191) and $705, respectively	1,055	(364)	1,340

Comprehensive Income	$494,215	$534,669	$170,492

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2004	2003	2002
Cash Flows from Operations
Net income	$295,501	$280,557	$268,375
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	211,300	192,819	182,154
Cumulative effect of change in accounting principle, net of tax	—	3,214	—
Provision for bad debts	3,708	2,106	2,921
Deferred income taxes	33,835	22,921	9,947
Gain on sale of assets	(8,050)	(38,800)	(35,181)
Gain on sale of discontinued operations	—	(93,126)	—
Tax on sale of discontinued operations	—	37,899	—
Net change in noncurrent assets and liabilities	(61,004)	(5,515)	34,723
Net change in operating working capital (see Analysis below)*	(144,193)	4,328	(39,087)

Net Cash Provided by Operations	331,097	406,403	423,852

Cash Flows from Investing
Capital expenditures	(350,304)	(173,918)	(247,873)
Acquisitions, net of cash acquired	(9,079)	(16,701)	(31,566)
Redemptions (purchases) of short-term investments, net	34,263	(46,313)	1,004
Proceeds from asset dispositions	66,600	71,210	76,993
Proceeds received from sale of discontinued operations	—	123,891	—
Income tax payments on gain from sale of discontinued operations	—	(37,899)	—
Other	266	(3,792)	10,221

Net Cash Used for Investing	(258,254)	(83,522)	(191,221)

Cash Flows from Financing
Issuance (repayment) of long-term debt	110	39,563	(12,491)
Issuance (repayment) of short-term borrowings, net	104,366	(131,079)	(65,404)
Issuance of equity securities	52,293	11,777	31,249
Repurchase of common stock	(49,133)	(867)	—
Dividends, net of reinvestments	(44,156)	(45,588)	(39,151)

Net Cash Provided (Used) for Financing	63,480	(126,194)	(85,797)

Effect of exchange rate changes	50,748	82,847	1,830

Net Increase in Cash and Cash Equivalents	187,071	279,534	148,664
Cash and Cash Equivalents at January 1	630,644	351,110	202,446

Cash and Cash Equivalents at December 31	$817,715	$630,644	$351,110

*Analysis of Changes in Operating Working Capital Items
Receivables, net (including “Due from affiliates”)	$(159,931)	$(59,131)	$84,359
Inventories	15,343	24,836	(21,770)
Other current assets	6,075	2,608	17,440
Accounts payable and accrued liabilities	(21,812)	14,713	(68,139)
Income taxes payable	16,132	21,302	(50,977)

Net Change in Operating Working Capital	$(144,193)	$4,328	$(39,087)

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Lafarge North America Inc., together with its subsidiaries, is the largest diversified supplier of construction materials in the U.S. and Canada. We produce and sell cement, ready-mixed concrete, gypsum wallboard, aggregates, asphalt, and related products and services. Our products are used in residential, commercial and public works construction projects across North America. Our business is organized into three operating segments: Aggregates, Concrete & Asphalt; Cement; and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. For information regarding our operating segments and products, see “Note 17 Segment and Related Information” herein.

     Lafarge operates in the U.S. and throughout Canada, where we operate through a major subsidiary, Lafarge Canada Inc. (“LCI”). The primary U.S. markets are in the northeast, midsouth, midwest, northcentral, mountain and northwest areas. Our wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with fuel quality waste as a source of energy. Lafarge S.A., a French corporation, and certain of its affiliates (“Lafarge S.A.”) own a majority of the voting securities of Lafarge, including our outstanding common stock, par value $1.00 per share (the “Common Stock”), and LCI’s exchangeable preference shares (the “Exchangeable Shares”).

     We are party to an agreement with Lafarge S.A. to manage and operate certain U.S. cement, aggregates and concrete businesses owned by them as a result of their 2001 acquisition of U.K.-based Blue Circle Industries PLC (the “Blue Circle Asset Management Agreement”). For managing these businesses we receive $12 million annually plus potential incentives for improving their operating results. As of December 31, 2004, these businesses include 5 full production cement manufacturing plants, 15 cement terminals, 1 slag grinding facility, 15 aggregate-producing pits and quarries, 100 ready-mixed concrete plants and 10 concrete block plants which we manage in conjunction with our own to maximize the efficiency of our respective operations. We are reimbursed our direct costs and expenses for managing these businesses, as well as for the selling, general and administrative costs allocated to them. We are also reimbursed for payroll and other related costs and expenses we incur associated with the employees who operate the managed assets. If our agreement with Lafarge S.A. to manage these businesses terminates, these employees are to be returned to the employment of the Blue Circle entities and we are to be reimbursed for any cost, expense or financial consequence arising from the structural separation of our respective operations. Unless terminated at least six months in advance, our agreement to manage these assets renews annually. Our option to acquire these assets from Lafarge S.A. expired unexercised on December 31, 2004.

Note 1 Summary of Significant Accounting Policies

   Basis of Presentation

     The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which we have less than a majority ownership, or where we cannot exercise operating control, are accounted for by the equity method and included in “Other assets, net” in the Consolidated Balance Sheets. As used in these Notes to Consolidated Financial Statements, the terms “Lafarge,” “company,” “we,” “us,” “our” and similar terms refer to Lafarge North America Inc. and its subsidiaries. Certain reclassifications have been made to prior years to conform to the 2004 presentation.

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

   Foreign Currency Translation

     Lafarge uses the U.S. dollar as our functional currency for operations in the U.S. and the Canadian dollar for LCI. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for LCI are translated using the average exchange rate during the year. Cumulative foreign

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

currency translation adjustments of $226.9 million and $102.4 million at December 31, 2004 and 2003, respectively, are included in “Accumulated other comprehensive income/(loss)” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity.

   Cash Equivalents and Short-term Investments

     Cash equivalents and short-term investments consist of liquid investments including commercial paper and bank time deposits. Investments purchased with an original maturity of three months or less are classified as cash equivalents. Investments purchased with an original maturity between three months and one year are classified as short-term investments. Investments underlying our cash equivalents and short-term investments are classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are carried at amortized cost, which approximates fair value due to their short period of time to maturity.

   Derivative Instruments and Hedging Activities

     We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

     To the extent possible, we will elect to apply the normal purchases or sales exception in accordance with SFAS No. 133. Normal purchases or sales contracts are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business. Often this exception will apply to purchases of commodities used in our production process that would otherwise be considered derivative instruments. When applied, this exception allows us to not recognize these derivatives on the balance sheet at their fair value.

     When the normal purchases or sales exception is not applied, the derivatives are recognized on the balance sheet at their fair value. We may execute derivatives for purposes of hedging various commodity price and financial exposures. For those derivatives that qualify for hedge accounting, on the date the derivative contract is entered into, we designate the derivative and document the hedge relationship as either a fair value or cash flow hedge in accordance with the requirements of SFAS No. 133. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective (as defined by SFAS No. 133) in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

     Classification of a change in a derivative’s fair value is determined by whether the derivative is designated in a qualifying hedge relationship. For a derivative in a qualifying cash flow hedge, the effective portion of the derivative’s fair value change is reported as a component of “Accumulated other comprehensive income/(loss)” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity. For a derivative in a qualifying fair value hedge, effective changes in the fair value are reported in the Consolidated Statements of Income, along with changes in the value of the hedged item for the risk being hedged. In both fair value and cash flow hedge relationships, any hedge ineffectiveness is reported as a component of “Other (income) expense, net” in the current period’s Consolidated Statement of Income.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, short-term investments, receivables and derivatives. We place our cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowances for non-collection of receivables are based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectibility of accounts receivable that are past due and the expected collectibility of overall receivables.

   Inventories

     Inventories are valued at the lower of cost or market. The majority of our U.S. cement inventories, other than maintenance and operating supplies, are stated at last-in, first-out (“LIFO”) cost and all other inventories are valued at average cost.

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

   Goodwill and Intangible Assets

     On January 1, 2002, we fully adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are deemed to have definite lives are amortized over their useful lives. The weighted average useful life for each category of intangible assets is as follows: capitalized software – 5 years; customer lists – 10.3 years; and non-compete contracts – 6.7 years.

   Impairment or Disposal of Long-Lived Assets

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

     On November 22, 2002, we ceased manufacturing operations at our gypsum drywall plant in Wilmington, Delaware. The customer base continues to be served predominantly from newer, more efficient plants in the Eastern U.S. In connection with this announcement in 2002, we recorded as a component of “Other (income) expense, net” a pretax charge to earnings of approximately $26 million, which included $15 million for the write-off and impairment of assets in accordance with SFAS No. 144, and, in accordance with EITF 94-3 “Liability Recognition for Costs to Exit an Activity,” approximately $2.6 million for the termination of approximately 100 hourly and salaried employees and approximately $8.4 million for costs to retire the property. The fair value of impaired assets was determined using the expected net realizable value. As of December 31, 2004, 2003 and 2002, cumulative payments of approximately $9.9 million, $4.7 million and $1.0 million, respectively, had been made against the liability of $11 million. The remaining liability as of December 31, 2004 is $1.1 million.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     No other impairments were recorded for the years ended December 31, 2004, 2003 and 2002.

   Asset Retirement Obligations

     SFAS No. 143, “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003. SFAS No. 143’s primary impact on us relates to our accounting for quarry reclamation obligations. Previously, we provided for the estimated quarry reclamation obligation over the life of the quarry based on the units of production. A pre-tax charge of $4.8 million was recognized as of January 1, 2003, as the cumulative effect of the change in accounting principle for the adoption of SFAS No. 143.

   Environmental Remediation Liabilities

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

   Postretirement and Postemployment Benefits

     We accrue the expected cost of retiree pension, health care and life insurance benefits and charge it to expense during the years that the employees render service.

     In addition, we accrue for benefits provided to former or inactive employees after employment but before retirement when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

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

   Research and Development

     We are committed to improving our manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $4.1 million, $5.1 million and $5.1 million for 2004, 2003 and 2002, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Other (Income) Expense, Net

     Other (income) expense, net consists of the following (in millions):

	Years Ended December 31
	2004	2003	2002
Gain on sale of fixed assets	$(11.0)	$(12.2)	$(7.8)
Loss (gain) on divestitures	1.2	(28.8)	(30.8)
Loss on the sale of receivables under our securitization program	1.8	2.3	3.4
Gain on natural gas commodity contracts	—	—	(8.1)
Pension and other postretirement benefits expense	9.5	10.2	15.2
Equity income	(1.7)	(2.5)	(0.3)
Foreign exchange transaction losses	2.1	11.0	0.9
Loss on idling of Wilmington plant	—	—	26.0
Other miscellaneous expenses	12.1	6.9	3.9

Total other (income) expense, net	$14.0	$(13.1)	$2.4

  Interest

     We capitalize interest costs incurred during the construction of new facilities as an element of construction in progress and amortize such costs over the assets’ estimated useful lives. Interest of $1.4 million, zero and $4.2 million was capitalized in 2004, 2003 and 2002, respectively.

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

   Net Income Per Share

     The calculation of basic net income per share is based on the weighted average number of shares of Common Stock and Exchangeable Shares outstanding in each period. The basic weighted average number of shares was (in thousands) 74,316, 73,304 and 72,824 in 2004, 2003 and 2002, respectively.

     The weighted average number of shares and share equivalents outstanding, assuming dilution from the exercise of stock options and stock warrant using the treasury stock method, was (in thousands) 76,653, 74,014 and 73,814 in 2004, 2003 and 2002, respectively.

   Accounting for Stock-Based Compensation

     We account for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to our stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As of December 31, 2002, we adopted the disclosure requirements of SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

     For disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation,” employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the vesting period for the entire award. The weighted average assumptions used in the Black-Scholes model to value the option awards in 2004, 2003, and 2002, respectively, are as follows: dividend yield of 1.9 percent, 2.0 percent, and 1.5 percent; expected volatility of 32.0 percent, 34.0 percent, and 38.0 percent; risk-free interest rates of 4.1 percent, 3.6 percent, and 4.9 percent; and expected lives of 5.1 years, 5.1 years, and 5.4 years.

     If we had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements for 2004, 2003 and 2002 would be as follows (in thousands, except per share amounts):

	Years Ended December 31
	2004	2003	2002
Net Income
As reported	$295,501	$280,557	$268,375
Deduct fair value of stock-based employee compensation, net of tax	(9,437)	(7,459)	(8,288)

Pro forma	$286,064	$273,098	$260,087

Basic Net Income Per Share
As reported	$3.98	$3.83	$3.69
Pro forma	$3.85	$3.73	$3.57
Diluted Net Income Per Share
As reported	$3.86	$3.79	$3.64
Pro forma	$3.73	$3.69	$3.52

  Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     We expect to adopt SFAS No. 123(R) on July 1, 2005. We also expect to adopt its requirements using the “modified prospective” method described in SFAS No. 123(R). Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date.

     The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share above.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We decided to repatriate the Canadian earnings subsequent to December 31, 2004. Accordingly, as provided for in FSP 109-2, we did not adjust our 2004 tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. As required by FSP 109-2, we have disclosed the amount of unremitted earnings we will repatriate in 2005 and have disclosed pro forma financial data for the effect of the repatriation. See “Note 16 Income Taxes” for more information.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial position or results of operations.

     In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 superseded FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1. We adopted FSP 106-2 effective July 1, 2004. See “Note 19 Pension Plans and Other Postretirement Benefits” for information regarding the impact of adoption.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders lack adequate decision making ability. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

     In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46(R)”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46(R) is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46(R) did not have a material impact on our consolidated financial position or results of operations.

   Discontinued Operations

     In August 2003, we sold Lafarge Florida Inc. to Florida Rock Industries, Inc. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. The sale price of approximately $123.9 million resulted in a pretax gain of approximately $93.1 million which is included in “Income from discontinued operations, net of tax” in the consolidated statement of income for the year ended December 31, 2003.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations and the assets and liabilities of Lafarge Florida Inc. as discontinued operations for the years ended December 31, 2003 and 2002. As the sale of Lafarge Florida Inc. closed on August 12, 2003, there are no assets or liabilities of discontinued operations as of December 31, 2004 or 2003.

     Net sales and earnings before income tax from our discontinued Florida cement operations are as follows (in thousands):

	Years Ended December 31
	2003	2002
Net sales	$60,625	$91,461
Earnings before income tax (including a divestiture gain of $93,126 in 2003)	$106,486	$19,327

     Included in earnings before income tax are allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets sold. Income taxes associated with discontinued operations were $40.2 million and $7.6 million for the years ended December 31, 2003 and 2002, respectively.

   Acquisitions, Dispositions and Significant Capital Developments

     On July 3, 2003, we sold our Detroit cement terminal and received $38.0 million in cash plus land with a fair market value of $0.2 million. The resulting divestment gain of $31.2 million is included in “Other (income) expense, net” in the Consolidated Statements of Income. The Detroit terminal had a carrying value of $3.8 million.

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

Note 2   Receivables

     Receivables consist of the following (in thousands):

	December 31
	2004	2003
Trade and notes receivable	$575,246	$296,906
Subordinated interest in receivables	–	96,329
Unbilled receivables	33,237	34,893
Retainage on long-term contracts	42,712	32,197
Other receivables	20,242	17,151
Allowances	(28,956)	(31,272)

Total receivables, net	$642,481	$446,204

     We have a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agree to sell, on a revolving basis, certain of our accounts receivable to a wholly-owned, special purpose subsidiary (the “SPS”). The SPS in turn enters into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Under the terms of our securitization arrangement, we do not maintain control over the assets sold and there is no entitlement nor obligation to repurchase the sold receivables. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” the receivables securitization transactions have been accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Consolidated Balance Sheets.

     The related fees and discounting expense are recorded as “Other (income) expense, net” in the accompanying Consolidated Statements of Income. The SPS holds a subordinated retained interest in the receivables not sold to third parties. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of those trade receivables, their carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value. Key figures related to the securitization program are as follows (in millions):

	Years Ended December 31
	2004	2003
Proceeds from the sale of trade receivables	$1,057.5	$1,545.0
Fees and discounting expense	$1.8	$2.3

	December 31
	2004	2003
Outstanding receivables sold under arrangement	$—	$82.0
Subordinated interest	$—	$96.3

     The amount available to us under our receivables securitization program is determined in the middle of each month based on our actual receivables outstanding as of the prior month end. Periodically, the amount we may borrow under the terms of the program falls below the amount borrowed for the prior month. In such cases, we reflect amounts we have borrowed in excess of amounts available at month end as a payable on our balance sheet. As of December 31, 2004 and 2003, we have amounts payable under this arrangement of zero and $54.2 million, respectively.

Note 3   Inventories

     Inventories consist of the following (in thousands):

	December 31
	2004	2003
Finished products	$205,624	$213,775
Work in process	27,363	29,516
Raw materials and fuel	54,105	60,521
Maintenance and operating supplies	70,460	70,332

Total inventories	$357,552	$374,144

     Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $67.9 million and $64.3 million at December 31, 2004 and 2003, respectively. The value of inventory calculated by the LIFO method approximates the value using the average cost method.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4   Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

	December 31
	2004	2003
Land and mineral deposits	$619,083	$609,228
Buildings, machinery and equipment	3,916,559	3,660,084
Construction in progress	161,139	137,375

Property, plant and equipment, at cost	4,696,781	4,406,687
Accumulated depreciation and depletion	(2,204,938)	(2,051,809)

Total property, plant and equipment, net	$2,491,843	$2,354,878

     Depreciation and depletion expenses for the years 2004, 2003 and 2002 were $205.2 million, $184.9 million, and $178.1 million, respectively. On July 1, 2002, we changed, on a prospective basis, the estimated useful lives of the company’s cement assets, which reduced depreciation expense by approximately $8.5 million for 2002 ($17.0 million on an annual basis). The effect on 2002 net income (after tax) was approximately $5.6 million or $0.08 per share.

Note 5   Goodwill

     The changes in the carrying value of goodwill for the years ended December 31, 2004 and 2003, are as follows (in thousands):

	Aggregates,
	Concrete and			Corporate
	Asphalt	Cement	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2004	$484,243	$12,350	$19,843	$(12,464)	$503,972
Goodwill acquired (divested)	(1,182)	–	–	361	(821)
Purchase accounting adjustments	680	–	–	–	680
Intersegment transfer	(3,844)	3,844	–	–	–
Foreign currency translation adjustment	7,138	309	142	80	7,669

Balance at December 31, 2004	$487,035	$16,503	$19,985	$(12,023)	$511,500

	Aggregates,
	Concrete and			Corporate
	Asphalt	Cement	Gypsum	and
	Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2003	$452,507	$12,337	$19,454	$(12,803)	$471,495
Goodwill acquired	10,315	–	–	–	10,315
Purchase accounting adjustments	215	–	–	–	215
Foreign currency translation adjustment	21,206	13	389	339	21,947

Balance at December 31, 2003	$484,243	$12,350	$19,843	$(12,464)	$503,972

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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The purchase accounting adjustments reflected in the change in the carrying value of goodwill for the years ended December 31, 2004 and 2003 include adjustments to the opening balance sheets of acquired entities to reflect acquired assets (primarily property) and liabilities at their fair values as of the date of acquisition. These adjustments were made within twelve months of the respective acquisitions.

     In connection with SFAS No. 142’s goodwill impairment evaluation, we performed the first step of the goodwill impairment test, which compares the fair value of our reporting units with their respective carrying values, to identify potential impairment. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management at the component level. Our reporting units are cement; aggregates; concrete; asphalt and paving; and gypsum. We completed the initial evaluation during the quarter ended June 30, 2002, and determined that no goodwill impairment existed as of January 1, 2002. We performed a similar assessment as of October 31, 2004, 2003 and 2002, and determined that no goodwill impairment existed.

Note 6   Other Assets

     Other assets consist of the following (in thousands):

	December 31
	2004	2003
Long-term receivables	$55,934	$59,351
Investments in unconsolidated companies	39,756	31,756
Pension-related assets	218,897	91,255
Intangible assets, net	61,117	30,534
Property held for sale	5,416	6,099
Other	48,602	44,241

Total other assets, net	$429,722	$263,236

     Property held for sale is carried at the lower of cost or estimated net realizable value.

     The following tables present details of intangible assets (in thousands):

	December 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Capitalized software	$46,484	$1,587	$44,897
Customer lists	20,338	9,629	10,709
Non-compete contracts	3,931	1,654	2,277
Other	6,720	3,486	3,234

Total	$77,473	$16,356	$61,117

	December 31, 2003
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Capitalized software	$14,574	$–	14,574
Customer lists	19,254	7,726	11,528
Non-compete contracts	4,003	2,372	1,631
Other	5,323	2,522	2,801

Total	$43,154	$12,620	$30,534

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     The amortization expense for intangible assets for the years ended December 31, 2004 and 2003 was $6.1 million and $5.0 million, respectively. The following presents the estimated amortization expense for intangible assets recognized in the accompanying consolidated balance sheet at December 31, 2004 for each of the next five years (in thousands):

2005	$12,680
2006	$12,431
2007	$11,836
2008	$8,156
2009	$5,480

Note 7   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31
	2004	2003
Trade accounts payable	$281,318	$228,200
Accrued payroll expense	99,124	92,555
Payable to bank under receivables sales agreement	–	54,241
Bank overdraft	11,174	18,537
Self insurance reserves	44,435	47,386
Other accrued liabilities	101,147	96,756

Total accounts payable and accrued liabilities	$537,198	$537,675

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8   Debt

     Debt consists of the following (in thousands):

	December 31
	2004	2003
Senior notes in the amounts of $250,000, $200,000 and $200,000, maturing in 2005, 2008 and 2013, respectively; bearing interest at fixed rates of 6.4 percent, 6.5 percent and 6.9 percent, respectively; stated net of issuance costs and original issue discount. The weighted average effective interest rate is 6.6 percent.	$642,687	$641,603
Medium-term note maturing in 2006, bearing fixed rate interest at 9.58 percent	2,000	2,000
Tax-exempt bond maturing in 2037, bearing interest at a fixed rate of 5.65 percent, stated net of issue discount	46,313	46,292
Tax-exempt bonds maturing in various amounts between 2007 and 2026, bearing interest at floating rates that range from 1.5 percent to 2.3 percent	19,550	19,550
Short-term borrowings, including commercial paper	104,700	–
Other	12,067	7,721

Subtotal	827,317	717,166
Less short-term borrowings and current portion of long-term debt, net of issuance costs and original issue discount of $2,060	(356,479)	(1,775)

Total long-term debt	$470,838	$715,391

     The fair value of debt at December 31, 2004 and 2003, respectively, was approximately $872.3 million and $772.1 million compared with $827.3 million and $717.2 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to us for debt of the same maturity.

     The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2009 are as follows (in thousands):

2005	$356,479
2006	737
2007	12,060
2008	200,684
2009	684
Thereafter	261,615
Less issuance costs and original issue discount	(4,942)

Total	$827,317

     We are party to commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At December 31, 2004, we had $90 million of commercial paper outstanding under the agreements compared to zero outstanding as of December 31, 2003 with a weighted-average interest rate of 2.5 percent and maturity dates ranging from 14 to 30 days. Borrowings are backed by a $300 million, syndicated, committed multi-year bank revolver which will expire in April 2007. There were $14.7 million short-term borrowings outstanding at December 31, 2004, compared to zero at December 31, 2003, under various credit facilities with interest at variable rates (2.8 percent as of December 31, 2004).

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     We also have a syndicated, committed revolving credit facility totaling $300 million extending through April 2007. At the end of 2004, no amount was outstanding under this facility. We are required to pay annual commitment fees of 0.125 percent on the unused amount of the facility. Borrowings made under the revolving credit facility would bear interest at 0.75 percent over the London Interbank Offering Rate.

     Certain debt agreements require the maintenance of certain financial ratios relating to fixed charge coverage and leverage, among other restrictions. At December 31, 2004, we were in compliance with these requirements.

Note 9   Redeemable Preferred Shares

     Redeemable preferred shares consist of 166.4 million shares of no par preferred stock (the “Preferred Shares”) issued by a subsidiary of the company on December 29, 2000, in conjunction with our acquisition in 2000 of Warren Paving and Materials Group (“Warren”). No gain or loss was recognized as a result of the issuance of these securities, and we owned substantially all of the voting equity of the subsidiary both before and after the transaction. The holder of the Preferred Shares is entitled to receive cumulative, preferential cash dividends at the annual rate of 6.0 percent of the issue price (Canadian $166.4 million, or approximately U.S. $138.1 million) from 2001 to 2003, 5.5 percent of the issue price from 2004 to 2005 and 5.0 percent of the issue price thereafter. In addition, the holder may receive additional dividends based on its share of proceeds received by Warren from the sale or deemed sale of certain assets during each quarter. During 2004, 2003 and 2002, respectively, we paid $1.1 million, $0.2 million, and $2.1 million in additional dividends resulting from these sales, which are included in “Redeemable preferred shares dividends” in the accompanying Consolidated Statements of Income.

     The Preferred Shares are redeemable at the original issue price, in whole or in part, on or after December 29, 2005 at the option of the holder thereof. Further, at any time following December 29, 2015, we may redeem all or a portion of the then outstanding Preferred Shares at an amount equal to the issuance price.

     The Preferred Shares are entitled to a preference over the Common Stock and Exchangeable Shares with respect to the payment of dividends and to the distribution of assets in the event of the issuing subsidiary’s liquidation or dissolution.

Note 10   Other Long-Term Liabilities

     Other long-term liabilities consist of the following (in thousands):

	December 31
	2004	2003
Accrued postretirement benefit cost	$222,752	$212,057
Accrued pension liability	164,804	219,091
Other	107,913	107,263

Total other long-term liabilities	$495,469	$538,411

     Asset retirement obligations are included in “Other” in the table set forth above. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Previously, we accrued for quarry reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million as of January 1, 2003.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The analysis of asset retirement obligations for the year ended December 31, 2004 is as follows (in millions):

Balance at January 1, 2004	$36.5
Accretion expense	2.4
New obligations incurred	1.8
Payments	(3.2)
Currency exchange rate impact	1.2

Balance at December 31, 2004	$38.7

     The pro-forma effects, assuming adoption of SFAS No. 143 retroactively, were not material to net income or per-share amounts for the year ended December 31, 2002.

Note 11   Derivative Instruments and Hedging Activities

     We maintain a commodity-price risk management policy that allows for the use of derivative instruments to minimize significant, unanticipated fluctuations caused by commodity-price volatility. The manufacturing and distribution of certain of our products requires significant consumption of fuel and power. Price fluctuations in natural gas, diesel fuel and electrical power can cause the spot market price to differ from the fixed price in forward supply agreements.

     We use commodity-based derivatives to manage our exposure to commodity price fluctuations. We execute these commodity-based derivatives for the purpose of hedging our economic exposure to commodity price changes, not for trading or speculative purposes.

     We periodically enter into forward supply agreements for a portion of our anticipated fuel and power purchases to hedge the price risk associated with fluctuations in market prices. The forward agreements eliminate the exposure to the unfavorable impact price increases would have on such purchases. As of December 31, 2004 and 2003, we executed outstanding forward, fixed-price supply contracts that are considered derivative instruments under SFAS No. 133. When applying the provisions of SFAS No. 133, most of these contracts qualify for the normal purchase exception and are not subject to hedge or mark-to-market accounting. Certain contracts qualify as cash flow hedges. As of December 31, 2004 and 2003, we recognized on the consolidated balance sheets in “Receivables, net” $3.5 million and $1.9 million, respectively, in connection with such hedges. In 2002, we recognized an $8.1 million gain in “Other (income) expense, net” in connection with certain contracts that were derivatives but did not qualify for hedge accounting.

     In February 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million bond, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent without an exchange of the underlying principal amount. The interest rate swap agreement expires in 2013. At the inception of this agreement, we designated the interest rate swap as a fair value hedge as defined in SFAS No. 133. The gain or loss on the interest rate swap as well as the offsetting loss or gain on the hedged item (in this case, fixed-rate debt) are recognized in interest expense on our consolidated statement of operations. No gain or loss related to hedge ineffectiveness was recognized during 2004.

Note 12   Common Equity Interests

     Holders of Exchangeable Shares have voting, dividend and liquidation rights that parallel those of holders of Common Stock. The Exchangeable Shares may be converted to Common Stock on a one-for-one basis at any time at the option of the holder. Dividends on the Exchangeable Shares are cumulative and payable at the same time as any dividends declared on the Common Stock. We have agreed not to pay dividends on the Common Stock without causing LCI to declare an equivalent dividend in Canadian dollars on the Exchangeable Shares. Dividend payments and the exchange rate on the Exchangeable Shares are subject to adjustment from time to time to take into account certain dilutive events.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At December 31, 2004, we had reserved for issuance approximately 8.2 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under our stock option plans (8.9 million) and issuances pursuant to the employee stock purchase plans (0.4 million).

     In May 2003, we announced a buyback program of Common Stock over the following 18 months. The program allowed us to buy back up to $50 million of our Common Stock from time to time on the market or through privately negotiated transactions. For the year ended December 31, 2004, we repurchased approximately 1.1 million shares of Common Stock at an average cost of $46.65 per share. This stock buyback program expired in December 2004.

     On November 2, 2004, we announced that our Board of Directors approved a new share repurchase program commencing on January 1, 2005 and expiring on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million.

     In connection with our acquisition of Warren in December 2000, we issued a common stock warrant for $14.4 million. The warrant entitles the holder to acquire up to 4.4 million shares of Common Stock at an exercise price of $29 per share and is exercisable for a period of 10 years commencing on December 29, 2005.

Note 13   Optional Stock Dividend Plan

     We have an optional stock dividend plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.

Note 14   Stock Option and Purchase Plans

     We maintain fixed stock option plans and employee stock purchase plans. Under the fixed stock option plans, directors and key employees of the company may be granted stock options that entitle the holder to receive shares of Common Stock based on the market price of the securities at the date of grant. Director’s stock options are exercisable based on the length of a director’s service on the Board of Directors and become fully exercisable when a director has served on the Board for over four years. Employee stock options vest in annual 25 percent increments beginning one year after the grant date. The stock options expire 10 years after the date of grant.

     The employee stock purchase plans allow substantially all employees to purchase Common Stock or Exchangeable Shares, through payroll deductions, at 90 percent of the lower of the beginning or end of the plan year market prices. During 2004, 142,237 shares were issued under the plan at a share price of $28.33; in 2003, 139,380 shares were issued at a share price of $28.24; and in 2002, 95,299 shares were issued at a price of $29.46. At December 31, 2004 and 2003, approximately $2.6 million and $2.2 million, respectively, were subscribed for future share purchases.

     We account for our stock option plans under APB Opinion No. 25 and the associated interpretations. No compensation expense has been recognized for these plans. Pro-forma footnote disclosure in accordance with SFAS No. 148 is presented in “Note 1 Summary of Significant Accounting Policies.”

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     A summary of the status of our fixed stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years ended on these dates, is presented below:

	2004		2003		2002
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance outstanding at January 1	5,137,304	$32.23	4,260,293	$32.59	3,978,950	$29.12
Options granted	1,264,500	$41.88	1,279,750	$29.82	1,167,500	$41.11
Options exercised	(1,426,913)	$30.28	(256,426)	$25.31	(762,720)	$27.90
Options canceled	(93,625)	$36.12	(146,313)	$33.88	(123,437)	$31.16

Balance outstanding at December 31	4,881,266	$35.23	5,137,304	$32.23	4,260,293	$32.59

Options exercisable at December 31	2,005,585	$32.60	2,391,104	$29.81	1,775,593	$29.94

Weighted average fair value of options granted during the year		$12.07		$8.66		$15.07

     The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Shares at	Exercise	Contractual	Shares at	Exercise
Range of exercise prices	12/31/04	Price	Life	12/31/04	Price
$18.00 – $23.00	418,550	$21.94	3.83 years	418,550	$21.94
$24.13 – $29.97	1,658,678	$29.84	7.41 years	552,247	$29.86
$33.19 – $38.13	603,188	$36.25	3.94 years	589,438	$36.31
$41.05 – $43.99	2,200,850	$41.54	8.24 years	445,350	$41.10

	4,881,266	$35.23	7.04 years	2,005,585	$32.60

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15   Net Income Per Share from Continuing Operations

Years ended December 31			Per Share
(in thousands, except per share amounts)	Income	Shares	Amount
2004
Basic
Net income from continuing operations	$295,501	74,316	$3.98
Diluted
Options		786
Stock warrant		1,551

Income available to common stockholders	$295,501	76,653	$3.86

2003
Basic
Net income from continuing operations	$217,447	73,304	$2.97
Diluted
Options		356
Stock warrant		354

Income available to common stockholders	$217,447	74,014	$2.93

2002
Basic
Net income from continuing operations	$256,682	72,824	$3.53
Diluted
Options		431
Stock warrant		559

Income available to common stockholders	$256,682	73,814	$3.48

     Basic net income per share from continuing operations was computed by dividing net income from continuing operations by the weighted average number of shares of Common Stock and Exchangeable Shares outstanding during the year. Diluted net income per share from continuing operations assumed the exercise of in-the-money stock options and stock warrant for all years presented.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16   Income Taxes

     Earnings from continuing operations before income taxes is summarized by country in the following table (in thousands):

	Years Ended December 31
	2004	2003	2002
U.S.	$176,609	$151,086	$129,408
Canada	264,790	199,559	220,422

Earnings from continuing operations before income taxes	$441,399	$350,645	$349,830

     The provision for income taxes includes the following components (in thousands):

	Years Ended December 31
	2004	2003	2002
Current:
U.S.	$46,130	$28,523	$9,419
Canada	78,379	73,607	73,576

Total current	124,509	102,130	82,995

Deferred:
U.S.	12,196	23,668	4,992
Canada	9,193	7,400	5,161

Total deferred	21,389	31,068	10,153

Total income taxes	$145,898	$133,198	$93,148

     The Federal Statue of Limitations has closed for all U.S. income tax returns through 2000. Our Canadian federal tax liability for all taxation years through 1997 has been reviewed and finalized by Canada Customs and Revenue Agency.

     A reconciliation of taxes at the U.S. federal income tax rate to our actual income taxes is as follows (in millions):

	Years Ended December 31
	2004	2003	2002
Taxes at the U.S. federal income tax rate	$154.5	$122.7	$122.3
U.S./Canadian tax rate differential	7.9	6.0	6.9
Canadian tax incentives	(19.7)	(14.2)	(14.5)
U.S. state and Canadian provincial income taxes, net of federal benefit	8.4	9.4	8.0
U.S. state net operating loss realization	(1.0)	(10.4)	–
Enacted tax rate changes	(0.6)	7.6	(2.0)
Dividends on Redeemable Preferred Shares	2.8	2.5	2.9
Reversal of valuation allowance	–	–	(23.3)
Transfer pricing adjustments	–	–	(6.2)
Other items	(6.4)	9.6	(1.0)

Provision for income taxes	$145.9	$133.2	$93.1

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	December 31
	2004	2003
Deferred tax assets:
Reserves and other liabilities	$60,762	$60,867
Other postretirement benefits	82,431	78,848
Tax loss carry forwards	24,524	24,293
Minimum pension liability	56,960	95,142

Gross deferred tax assets	224,677	259,150
Valuation allowance	(2,621)	(2,155)

Net deferred tax assets	222,056	256,995

Deferred tax liabilities:
Property, plant and equipment	325,040	302,809
Prepaid pension asset	72,138	46,830
Other	17,368	17,158

Gross deferred tax liabilities	414,546	366,797

Net deferred tax liability	192,490	109,802
Net deferred tax asset–current	49,944	41,576

Net deferred tax liability–noncurrent	$242,434	$151,378

     At December 31, 2004, we had deferred tax assets due to net operating loss carryforwards of $19.5 million in the U.S. (mainly related to state net operating loss carryforwards) and Canadian $6.1 million (approximately U.S. $5.0 million) in Canada. The net operating loss carryforwards are limited to use in varying annual amounts through 2024.

     At December 31, 2004, we have cash and short-term investments of approximately $792.8 million and cumulative undistributed earnings of approximately $1.40 billion in Lafarge Canada Inc. We have not recognized a provision for U.S. income taxes or Canadian withholding taxes related to these undistributed earnings since we historically had the intent to reinvest these earnings indefinitely in Canada. On October 22, 2004, President George W. Bush signed into law the Jobs Act. Among other things, the new legislation introduces a new deduction for United States manufacturing activities, which when fully phased in could reduce our U.S. effective tax rate by up to 3 percentage points, and provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated by December 31, 2005. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

     During the first quarter of 2005, we decided to repatriate almost $1.1 billion of Canadian earnings under the repatriation provisions of the Jobs Act. These earnings will also be subject to Canadian withholding tax, which will result in a total effective tax rate of approximately 9 to 11 percent on the repatriated earnings including the special 5.25 percent legislation rate. Repatriation of these earnings will result in recognition of additional income tax expense in the first quarter of 2005, which we currently estimate to be between $100 million and $120 million. The status of pending technical correction legislation and expected guidance that will clarify certain provisions will determine the ultimate amount recognized. We intend to reinvest the remaining undistributed Canadian earnings indefinitely in Canada and, therefore, no provision for U.S. income taxes or Canadian withholding taxes has been provided against these undistributed earnings.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Lafarge’s two geographic areas consist of the U.S. and Canada for which it reports net sales, fixed assets and net assets.

     Revenues from the major products sold to external customers include: cement, ready-mixed concrete, aggregates, asphalt and paving, gypsum drywall, and other miscellaneous products.

     Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the company’s chief operating decision maker in order to allocate resources and assess performance.

     Lafarge’s three reportable operating segments, which represent separately managed strategic business units that have different capital requirements and marketing strategies, are aggregates, concrete and asphalt; cement; and gypsum. We manage our aggregates, concrete and asphalt operations in the same business segment for several reasons. The customer bases for these product lines are similar, each line involves the service of local markets through large numbers of operational units, and we can realize significant cost savings by co-locating production operations for products in this segment. Aggregates, concrete and asphalt produces and distributes construction aggregate, ready-mixed concrete, other concrete products and asphalt, and also constructs and paves roads. Cement produces Portland, masonry and mortar cements, as well as slag, and distributes silica fume and fly ash. It also includes Systech Environmental Corporation, a subsidiary that supplies fuel-quality waste and raw materials to cement kilns. Gypsum produces drywall for the commercial and residential construction sectors.

     The accounting policies of the operating segments are described in “Summary of Significant Accounting Policies.” Lafarge evaluates operating performance based on profit or loss from operations before the following items: corporate and unallocated expenses, redeemable preferred shares dividends, interest and income taxes.

     Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

	Years Ended December 31
	2004	2003	2002
Net sales from continuing operations:
Aggregates, Concrete & Asphalt:
Revenues from external customers	$2,265.2	$2,027.8	$1,938.6
Intersegment revenues	8.9	4.7	4.4
Cement:
Revenues from external customers	1,171.5	1,036.8	988.8
Intersegment revenues	181.2	161.5	138.4
Gypsum:
Revenues from external customers	326.6	254.3	232.7
Eliminations	(190.1)	(166.2)	(142.8)

Total net sales from continuing operations	$3,763.3	$3,318.9	$3,160.1

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years Ended December 31
	2004	2003	2002
Income (loss) from continuing operations:
Aggregates, Concrete & Asphalt (a)	$207.8	$183.7	$196.8
Cement (a)	328.4	290.5	291.1
Gypsum (a)	33.3	(5.0)	(16.3)

Total	569.5	469.2	471.6
Corporate and unallocated expenses	(87.5)	(57.5)	(70.7)

Earnings before minority interests, interest and income taxes	482.0	411.7	400.9
Minority interests	(8.2)	(7.4)	(8.4)
Interest expense, net	(32.4)	(53.7)	(42.7)

Earnings from continuing operations before income taxes	$441.4	$350.6	$349.8

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, redeemable preferred shares dividends, interest, income taxes, and a $26 million charge in 2002 related to idling of Wilmington plant.

	December 31
	2004	2003
Assets:
Aggregates, Concrete & Asphalt	$2,204.6	$2,010.3
Cement	1,505.2	1,433.3
Gypsum	329.6	317.2
Corporate and unallocated assets	1,364.7	1,005.9

Total assets	$5,404.1	$4,766.7

	Years Ended December 31
	2004	2003	2002
Capital expenditures:
Aggregates, Concrete & Asphalt	$148.7	$63.3	$105.7
Cement	147.7	74.0	123.0
Gypsum	24.2	16.8	7.6
Corporate and unallocated	29.7	19.8	11.6

Total capital expenditures	$350.3	$173.9	$247.9

	Years Ended December 31
	2004	2003	2002
Depreciation, depletion and amortization:
Aggregates, Concrete & Asphalt	$104.7	$92.2	$87.9
Cement	80.7	77.1	74.0
Gypsum	18.3	16.9	17.6
Corporate	7.6	6.6	2.7

Total depreciation, depletion and amortization	$211.3	$192.8	$182.2

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Information concerning product net sales was as follows (in millions):

	Years Ended December 31
	2004	2003	2002
Net sales from external customers:
Cement	$1,171.4	$1,036.8	$988.8
Ready-mixed concrete	751.0	689.6	648.5
Aggregates	723.3	609.8	530.7
Asphalt and paving	692.3	637.8	661.9
Gypsum drywall	326.6	254.3	232.7
Other miscellaneous products	98.7	90.6	97.5

Total net sales	$3,763.3	$3,318.9	$3,160.1

     No single customer represented more than 10 percent of our revenues.

     Information concerning principal geographic areas was as follows (in millions):

	As of and for the Years Ended December 31
	2004			2003			2002
	Net	Fixed	Net	Net	Fixed	Net	Net
	Sales	Assets	Assets	Sales	Assets	Assets	Sales
U.S.	$2,113.9	$1,555.4	$1,161.1	$1,882.0	$1,469.2	$1,077.6	$1,935.3
Canada	1,649.4	936.4	1,951.8	1,436.9	885.7	1,582.0	1,224.8

	$3,763.3	$2,491.8	$3,112.9	$3,318.9	$2,354.9	$2,659.6	$3,160.1

     Net sales exclude intersegment revenues.

Note 18   Supplemental Cash Flow Information

     Non-cash investing and financing activities included the issuance of 420,000, 172,000 and 131,000 Common Stock and Exchangeable Shares on the reinvestment of dividends totaling $18.4 million, $5.4 million and $4.7 million in 2004, 2003 and 2002, respectively.

     Cash paid during the year for interest and income taxes was as follows (in thousands):

	Years Ended December 31
	2004	2003	2002
Interest (net of amounts capitalized)	$48,887	$54,887	$52,944
Income taxes (net of refunds)	$96,645	$124,302	$128,757

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19 Pension Plans and Other Postretirement Benefits

     We have several defined benefit and defined contribution retirement plans covering substantially all employees and directors. Benefits paid under the defined benefit plans are generally based on either years of service and the employee’s compensation over the last few years of employment or years of service multiplied by a contractual amount. Our funding policy is to contribute amounts that are at least equal to the deductible amounts for income tax purposes.

     In 2004, we changed the measurement date for all of our defined benefit plans and other postretirement benefit plans to November 30 to accelerate the publication of our annual report. Prior to this year, the measurement date for all of our plans was December 31.

     The weighted-average assumptions used to determine benefit obligations as at November 30, 2004 and December 31, 2003 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
U.S. Plans:
Discount rate	5.9%	6.0%	5.9%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Rate of benefit multiplier increase (for hourly plans)	2.0%	2.0%	N/A	N/A

			Other
	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
Canadian Plans:
Discount rate	5.9%	6.0%	5.9%	6.0%
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%
Rate of benefit multiplier increase (for hourly plans)	3.5%	3.5%	N/A	N/A

     The weighted-average assumptions used to determine net periodic benefit cost for the years ending December 31, 2004, 2003 and 2002 were:

				Other
	Pension			Postretirement
	Benefits			Benefits
	2004	2003	2002	2004	2003	2002
U.S. Plans:
Discount rate	6.0%	6.8%	7.8%	6.0%	7.0%	7.8%
Expected long-term return on plan assets	8.5%	8.5%	9.0%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.5%	4.0%	4.0%	4.5%

				Other
	Pension			Postretirement
	Benefits			Benefits
	2004	2003	2002	2004	2003	2002
Canadian Plans:
Discount rate	6.0%	6.4%	6.5%	6.0%	6.4%	6.5%
Expected long-term return on plan assets	8.5%	8.5%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Our plan’s weighted-average asset allocations as at November 30, 2004 and December 31, 2003 were as follows:

	Plan Assets
	2004	2003
Equity Securities	68%	69%
Debt Securities	32%	30%
Other	–	1%

Total	100%	100%

     The target allocation for both years was: equity 71 percent; debt 28 percent; and other 1 percent.

     We use a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income instruments managed by several different specialized money managers. Investment risk and returns are monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

     We use the following approach in determining the assumption for the expected long-term rate of return for plan assets: historical markets are studied and long-term historical relationships between the major asset classes (domestic equity, international equity and fixed-income) are projected consistent with the widely accepted capital markets principle that assets with higher volatility generate a greater return over the long run. Peer data and historical returns are reviewed to check the appropriateness of the assumption.

     We provide certain retiree health and life insurance benefits to eligible employees who retire in the U.S. or Canada. Salaried participants generally become eligible for retiree health care benefits when they retire from active service at age 55 or later, although there are some variances by plan or unit in the U.S. and Canada. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the health care plans pay a stated percentage of most medical and dental expenses reduced for any deductible, copayment and payments made by government programs and other group coverage. These plans are unfunded. An eligible retiree’s health care benefit coverage is coordinated in Canada with provincial health and insurance plans and in the U.S., after attaining age 65, with Medicare. Certain retired employees of businesses acquired by us are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

     In the U.S., salaried retirees and dependents under age 65 have a $2.0 million health care maximum benefit. At age 65 or over, a new lifetime maximum benefit of $50,000 becomes effective. Lifetime maximums for hourly retirees are governed by the location and/or bargaining agreement in effect at the time of retirement. In Canada, salaried retirees and their dependents have medical coverage without a lifetime maximum benefit. The majority of our hourly retirees in Canada do not have medical coverage. Only certain cement hourly retirees and dependents are offered medical coverage without a lifetime maximum benefit.

     In Canada, both salaried and nonsalaried employees are generally eligible for postretirement life insurance benefits. In the U.S., postretirement life insurance is provided for a number of hourly employees as stipulated in their hourly bargaining agreements, but it is not provided for salaried employees, except those of certain acquired companies.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. In 2004, the pre-65 and post-65 assumed rate was 11.0 percent in the U.S. plan, decreasing to 5.0 percent in 2011, and 9.1 percent in the Canadian plan, decreasing to 4.7 percent in 2011. In 2003, the pre-65 and post-65 assumed rate was 12.0 percent in the U.S. plan, decreasing to 5.5 percent in 2011, and 9.8 percent in the Canadian plan, decreasing to 4.7 percent in 2011. The assumed rate for Medicare health cost trends was the same as our U.S. plan.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table summarizes the consolidated funded status of our defined benefit retirement plans and other postretirement benefits as of the measurement dates November 30, 2004 and December 31, 2003, and provides a reconciliation of the changes in the benefit obligations and fair value of assets for the periods then ended (in millions):

			Other Postreirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Change in Benefit Obligation:
Projected benefit obligation at January 1	$915.0	$738.4	$297.9	$243.6
Exchange rate changes	33.6	79.0	4.7	10.4
Service cost	30.3	23.4	7.7	5.7
Interest cost	56.2	50.8	15.6	16.7
Employee contributions	0.2	4.2	1.3	–
Plan amendments	0.9	0.5	(13.6)	(3.5)
Special termination benefits	(0.4)	1.3	–	1.0
Benefits paid	(48.3)	(51.0)	(16.8)	(13.5)
Actuarial loss (gain)	44.7	68.3	(32.8)	37.8
Other	–	0.1	–	(0.3)

Projected Benefits Obligation at End of the Period	$1,032.2	$915.0	$264.0	$297.9

Change in Plan Assets:
Fair value of plan assets at January 1	$654.0	$524.8
Exchange rate changes	27.1	49.5
Actual return on plan assets	72.4	78.1
Employer contributions	109.5	50.9
Employee contributions	0.1	4.2
Benefits paid	(48.3)	(51.0)
Administrative expenses	(4.0)	(2.5)

Fair Value of Plan Assets at End of the Period	$810.8	$654.0

Reconciliation of Prepaid (Accrued) Benefit Cost:
Funded status	$(221.4)	$(261.0)	$(264.0)	$(297.9)
Contributions from measurement date to fiscal year-end	2.6	–	1.4	–
Unrecognized actuarial loss	394.8	364.2	55.3	88.5
Unrecognized prior service cost (credit)	24.9	27.1	(15.5)	(2.7)

Prepaid (Accrued) Benefit Cost at December 31	$200.9	$130.3	$(222.8)	$(212.1)

Accumulated Benefit Obligation at End of the Period	$915.0	$829.9

     The following table provides the amounts recognized in the accompanying consolidated balance sheets at December 31, 2004 and 2003 (in millions):

			Other Postreirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid asset	$208.1	$70.3	$–	$–
Accrued liability	(164.8)	(219.1)	(222.8)	(212.1)
Intangible asset	10.8	21.0	–	–
Accumulated other comprehensive loss	146.8	258.1	–	–

Net amount recognized at December 31	$200.9	$130.3	$(222.8)	$(212.1)

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table provides the components of the net retirement cost, including the net periodic benefit cost, for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$30.3	$23.4	$18.6	$7.7	$5.7	$4.7
Interest cost	56.2	50.8	45.4	15.6	16.7	15.8
Expected return on plan assets	(68.9)	(58.6)	(63.3)	–	–	–
Amortization of prior service cost (gain)	3.6	3.5	3.1	(0.8)	(0.6)	(0.8)
Amortization of transition asset	–	–	(0.1)	–	–	–
Amortization of actuarial loss	28.3	15.4	1.1	2.4	2.2	0.8
Curtailment (gain) loss	(0.4)	0.1	–	–	–	–
Special termination benefits	–	1.3	0.5	–	1.0	0.2
Other	–	–	(1.5)	–	(0.3)	(1.2)

Net periodic benefit cost	49.1	35.9	3.8	24.9	24.7	19.5
Defined contribution plan cost	11.6	12.0	9.5	–	–	–
Multi-employer pension plan cost	8.7	7.7	6.2	–	–	–

Net retirement cost	$69.4	$55.6	$19.5	$24.9	$24.7	$19.5

     On January 1, 2002 we hired substantially all of the employees of Blue Circle North America (“BCNA” or “Managed Assets”). Under an arrangement designed to ensure that the ex-BCNA employees suffer no diminution in benefits as a result of the change in employer, new defined benefit plans (the “Mirror plans”) were created to supplement the existing BCNA pension plans for service accrued from January 1, 2002.

     Starting January 1, 2002, we have also become the sponsor for the existing medical plans that cover ex-BCNA employees now employed by us. On that date, we assumed a liability of $13.0 million to recognize its Accumulated Postretirement Benefit Obligation, under the Lafarge medical plan, for all ex-BCNA employees who retire after January 1, 2002. This amount will be recovered from BCNA under the terms of the management agreement discussed below.

     New employees hired to work in the Managed Assets operations will join a Mirror plan and the Lafarge medical plan. Under the terms of the management agreement with Lafarge S.A., BCNA reimburses us for net periodic benefit costs, including pension benefit expenses and other postretirement expenses, accrued under the Mirror plans and the Lafarge medical plans relating to employees working in the Managed Assets operations.

     The tables above include the following amounts for Pension Benefits and Other Postretirement Benefits related to employees of the Managed Assets operations as of and for the years ended December 31, 2004 and 2003 (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Accrued Liability	$3.7	$2.3	$17.6	$16.9
Intangible Asset	$1.4	$1.4	$–	$–
Net Periodic Benefit Cost	$5.4	$4.8	$2.4	$2.5
Projected Benefit Obligations	$24.2	$19.2	$26.1	$28.4
Fair Value of Plan Assets	$11.0	$7.3	$–	$–

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Consolidated Balance Sheets as of December 31, 2004 and 2003, include an additional minimum pension liability of $157.6 million and $279.1 million, respectively, related to the accumulated benefit obligation in excess of the fair value of the plan assets. An intangible asset, reflecting the portion of the minimum pension liability generated from unamortized prior service costs, of $10.8 million and $21.0 million is recorded as of December 31, 2004 and 2003, respectively. The balance of these amounts, net of tax, is recorded under “Accumulated other comprehensive income/(loss)” in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity.

     The accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of the plan assets fair value were $478.3 million and $314.3 million respectively, as of December 31, 2004, and $773.3 million and $554.8 million, respectively, as of December 31, 2003. The projected benefit obligation and fair value of plan assets for the pension plans with a projected benefit obligation in excess of the plan assets fair value were $976.4 million and $706.4 million, respectively, as of December 31, 2004, and $858.9 million and $556.3 million, respectively, as of December 31, 2003.

     We expect to contribute $41.7 million to our defined benefit pension plans and $16.3 million to our other postretirement benefit plans in 2005. In addition, the following benefits, which reflect expected future service, as appropriate, are expected to be paid from the plans (in millions):

		Other Postretirement
	Pension Benefits	Benefits (a)
2005	$55.4	$16.3
2006	$56.4	$15.2
2007	$57.6	$16.3
2008	$59.2	$17.3
2009	$61.2	$18.5
2010 to 2014	$348.0	$106.8

(a)	The amounts disclosed are net of expected Medicare Act prescription drug subsidy receipts of zero in 2005, $2.2 million in 2006, $2.4 million in 2007, $2.6 million in 2008, $2.8 million in 2009 and $15.6 million for the years 2010 through 2014.

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

     Certain employees are also covered under multi-employer pension plans administered by unions. The data available from administrators of the multi-employer plans are not sufficient to determine the accumulated benefit obligation or the net assets attributable to these plans.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point
	Increase	Decrease
Increase (decrease) in postretirement benefit obligation at December 31, 2004	$23.8	$(20.6)
Increase (decrease) in the total of service and interest cost components for 2004	$2.8	$(2.3)

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     We adopted FSP 106-2 effective July 1, 2004 (See “Note 1 Summary of Significant Accounting Policies”). As permitted by FSP 106-2, we elected to recognize the impact of the anticipated federal subsidy on our retirement benefits expense as of January 1, 2004. Results for the year ended December 31, 2004 reflect a benefit of $1.6 million as a result of the Medicare Act. The provisions of the Medicare Act reduced our accrued postretirement benefit obligation (“APBO”) by $11.5 million. The amounts above exclude a benefit of $0.3 million and an APBO reduction of $2.1 million recognized in connection with our BCNA Mirror Plans, the costs of which are reimbursed to us by Lafarge S.A.

Note 20   Commitments and Contingencies

     We lease certain land, buildings and equipment. Total expenses under operating leases was $58.5 million, $46.3 million and $39.3 million for the three years ended December 31, 2004, 2003 and 2002, respectively. The table below shows the future minimum lease payments (in millions) due under noncancelable operating leases at December 31, 2004.

	Years Ending December 31
	2005	2006	2007	2008	2009	Later Years
Operating leases	$51.8	$45.5	$34.2	$22.2	$15.7	$97.6

     We also have miscellaneous purchase obligations related to gas, power, fuel and other significant raw material commitments.

     We maintain captive insurance companies to fund workers’ compensation, automobile and general liability claims up to a maximum per claim. The undiscounted estimated liability is accrued based on a determination by an outside actuary. This determination is impacted by assumptions made and actual experience, and could change in the future.

     In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

     On November 12, 2004, we settled the arbitration proceeding which the Dunn Industrial Group, Inc. (“Dunn Industrial”) initially filed as a lawsuit against us in 2001 in the Circuit Court of Jackson County, Missouri in connection with the construction of our cement plant in Sugar Creek, Missouri. In this matter, Dunn Industrial sought additional payments under the construction contract. In full satisfaction of all of Dunn Industrial’s claims: i) Dunn Industrial retained a $6.5 million advance payment previously made by the company; ii) $3.8 million previously paid by us to an escrow agent was released to Dunn Industrial; and iii) we paid Dunn Industrial an additional $29.7 million. These amounts have been capitalized as additional costs of constructing the cement plant.

     Lafarge Canada Inc. (“LCI”) remains a defendant in a 1999 class action joined by approximately 215 homeowners regarding defective concrete foundations. The class action is related to a 1992 lawsuit against LCI in which similar claims were alleged for which LCI paid Canadian $15.6 million (approximately U.S. $10 million) as its share of damages. The Ontario Court of Appeal confirmed that most of the amounts paid by LCI in the lawsuit were to be reimbursed by its insurers, as well as most of LCI’s defense expenses and third party costs it paid in the lawsuit. In April 2004, the Ontario Superior Court confirmed LCI’s insurance coverage in the class action. We believe that any liability that LCI may incur arising from the class action (net of anticipated insurance recoveries) will not have a material adverse effect on our financial condition.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Based on the EPA’s prior interpretation of certain Clean Air Act new source review and permitting rules, several of our cement plants changed fuels in the early 1990’s to petroleum coke or to a coal/coke mixture. The EPA contends that such rules do not exempt changes in fuel by cement manufacturers unless the plant at which the change occurs was built with the expressed intent of accommodating the alternate fuel. In 2004, we continued discussion with the EPA concerning changes in fuel at our Alpena, Michigan and Joppa, Illinois cement plants, as well as new source review compliance of all our U.S. cement plants. As a consequence of these discussions, we may be required to make capital expenditures at certain of our cement plants. We may also be required to pay fines or penalties. We intend to vigorously defend the contentions raised by the EPA. We believe that this matter will not have a material adverse effect on our financial condition.

     On April 19, 1999, several individuals living in Alpena, Michigan filed a class action complaint against us in the United States District Court for the Eastern District of Michigan claiming personal injury and property damages allegedly stemming from certain emissions which they claim originated from our cement manufacturing plant in Alpena. On October 24, 2001, the trial court ordered that the case could proceed as a class action on behalf of all persons who owned single family residences in Alpena from April 1996 to the present who have suffered damage from emissions from the Alpena plant. We appealed the court’s decision on several grounds, including that the court did not have jurisdiction over the putative class as not all class member’s claims satisfied the $75,000 amount in controversy for diversity jurisdiction. On September 7, 2004, a Panel of the United States Court of Appeals for the Sixth Circuit affirmed the lower court’s order of class certification. On September 21, 2004, we petitioned the Sixth Court for Rehearing and Rehearing En Banc, which petition has been denied. The U.S. Supreme Court previously granted petitions for certiorari in two unrelated cases involving the jurisdictional question at issue in our case, and we have petitioned the Supreme Court for certiorari to address the issue in our case. We intend to vigorously defend the allegations raised. We believe that this matter will not have a material adverse effect on our financial condition.

     When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2004, the liabilities recorded for the environmental obligations and other legal actions are not material to our financial statements. While we believe our accruals for environmental liabilities and other legal actions are adequate, we may incur costs in excess of the amounts provided at December 31, 2004. Although the ultimate amount of liability at December 31, 2004 that may result from these matters or actions is not ascertainable, we believe that any amounts exceeding our recorded accruals will not materially affect our financial condition.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 21   Related Party Transactions

     “Income from managed assets” for the years ended December 31, 2004, 2003 and 2002 is $16.3 million, $12.0 million and $12.0 million, respectively, of income recorded under the provisions of the Blue Circle Asset Management Agreement. The agreement also provides for reimbursement of payroll and other costs incurred by us on the behalf of Blue Circle North America. We charged Blue Circle North America $228.0 million, $194.4 million and $178.8 million for payroll and other cost reimbursements for the years ended December 31, 2004, 2003 and 2002, respectively. In accordance with the terms of the Blue Circle Asset Management Agreement, payments of $2.8 million, $4.9 million and $2.5 million were made to Blue Circle North America for 2004, 2003 and 2002, respectively, as compensation for actions taken to optimize the profitability of the combined assets which benefited us to the detriment of Blue Circle North America.

     We are a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses incurred for these services were $3.8 million, $4.5 million and $4.2 million during 2004, 2003 and 2002, respectively. In addition, we purchase various products from and sell various products to Lafarge S.A. Such purchases totaled $17.0 million, $23.1 million and $40.3 million in 2004, 2003 and 2002, respectively; such sales totaled $6.7 million, $6.3 million and $4.0 million in 2004, 2003 and 2002, respectively. Management believes all transactions we conducted with Lafarge S.A. were on terms similar to those that would be obtained in transactions with unrelated parties.

     We purchase products from and sell products to certain affiliates in which we do not have a controlling interest. Such purchases totaled $69.2 million in 2004, $61.1 million in 2003 and $60.2 million in 2002; such sales totaled $23.4 million in 2004, $30.0 million in 2003 and $20.7 million in 2002. We also received dividends from certain of these affiliates of $3.2 million and $2.5 million in 2004 and 2003, respectively. Management believes all transactions with our affiliates were on terms similar to those that would be obtained in transactions with unrelated parties.

     In conjunction with our acquisition of Warren in 2000, a subsidiary of the company issued the Preferred Shares to Kilmer Van Norstrand Co. Limited (“KVN”) (see “Note 9 Redeemable Preferred Shares”), on which cash dividends amounting to $8.2 million, $7.4 million and $8.4 million were paid in 2004, 2003 and 2002, respectively. In conjunction with that acquisition, KVN granted us options to purchase several properties owned by KVN or its subsidiaries. In 2004, we exercised options to purchase two of these properties for which we paid KVN Canadian $3.2 million. In addition, in 2002 we purchased another property from KVN for which we paid KVN Canadian $3.2 million. KVN is 100 percent owned by a member of the company’s board of directors, his family and certain family trusts. Management believes all transactions with KVN were on terms similar to those that would be obtained in transactions with unrelated parties.

     We provide certain officers and employees housing assistance loans, which generally do not bear interest. At December 31, 2004 and 2003, amounts outstanding under these loan agreements totaled $7.2 million and $7.8 million, respectively. Since July 30, 2002, no such loans have been granted to executive officers of the company.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 22   Quarterly Data (unaudited)

     The following table summarizes financial data by quarter for 2004 and 2003 (in millions, except per share information):

	First	Second	Third		Fourth	Total (d)
2004
Net sales from continuing operations:
Cement	$177.0	$375.0	$456.1		$344.5	$1,352.7
Ready-mixed concrete	128.3	201.1	225.2		196.4	751.0
Aggregates	100.1	193.8	243.4		194.7	732.1
Asphalt and paving	39.8	160.8	281.5		210.3	692.3
Gypsum drywall	74.0	79.4	87.1		86.1	326.6
Other miscellaneous products	18.5	28.1	29.9		22.2	98.7
Eliminations	(28.9)	(48.3)	(63.7)		(49.2)	(190.1)

Total (d)	$508.9	$989.9	$1,259.6		$1,004.9	$3,763.3

Gross profit (loss) from continuing operations	$(0.6)	$267.6	$372.6		$243.1	$882.7
Net income (loss) from continuing operations	(70.8)	101.9	165.6		98.7	295.5
Net income (loss)	(70.8)	101.9	165.6		98.7	295.5
Net income (loss) from continuing operations per share (a)
Basic	(0.96)	1.37	2.22		1.32	3.98
Diluted	(0.96)	1.34	2.16		1.28	3.86
Net income (loss) per share (a)
Basic	(0.96)	1.37	2.22		1.32	3.98
Diluted	(0.96)	1.34	2.16		1.28	3.86
2003
Net sales from continuing operations:
Cement	$148.9	$325.9	$414.0		$309.6	$1,198.4
Ready-mixed concrete	110.7	184.0	220.2		174.7	689.6
Aggregates	68.0	168.8	213.7		164.0	614.5
Asphalt and paving	35.6	143.5	276.5		182.2	637.8
Gypsum drywall	57.2	60.3	67.6		69.2	254.3
Other miscellaneous products	14.3	23.0	29.0		24.3	90.7
Eliminations	(22.9)	(43.9)	(58.3)		(41.1)	(166.2)

Total (d)	$411.7	$861.7	$1,162.6		$882.9	$3,318.9

Gross profit (loss) from continuing operations	$(35.4)	$219.6	$337.5		$218.1	$739.7
Net income (loss) from continuing operations	(87.5)	70.6	166.2		68.2	217.4
Net income from discontinued operations, net of tax	3.6	3.3	59.1	(b)	0.2	66.3
Net income (loss)	(87.0)	73.9	225.3		68.4	280.6
Net income (loss) from continuing operations per share (a)
Basic	(1.20)	0.96	2.26		0.93	2.97
Diluted	(1.20)	0.96	2.24		0.91	2.93
Net income from discontinued operations per share (a)
Basic	0.05	0.05	0.81	(c)	–	0.90
Diluted	0.05	0.04	0.80	(c)	–	0.90
Net income (loss) per share (a)
Basic	(1.19)	1.01	3.07		0.93	3.83
Diluted	(1.19)	1.00	3.04		0.91	3.79

(a)	The sum of these amounts may not equal the annual amount because of changes in the average number of shares outstanding during the year.
(b)	In the third quarter of 2003, net income from discontinued operations, net of tax, includes the gain on sale of discontinued operations, net of tax of $58 million.
(c)	In the third quarter of 2003, net income from discontinued operations per share includes $0.79 related to the gain on sale of discontinued operations.
(d)	Certain totals may not sum due to rounding.

Schedule II

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Additions		Deductions
			From Reserve
			for Purposes
	Balance at	Charge to	for Which
	Beginning of	Cost and	Reserve Was		Balance at
Descriptions	Year	Expenses (2)	Created	Other (1)	End of Year
Reserve applicable to current receivables
For doubtful accounts:
2004	$24,226	$3,708	$(8,534)	$426	$19,826
2003	$23,693	$2,106	$(3,546)	$1,973	$24,226
2002	$28,898	$2,921	$(8,206)	$80	$23,693
For cash and other discounts:
2004	$7,046	$22,030	$(20,112)	$166	$9,130
2003	$4,618	$22,722	$(20,748)	$454	$7,046
2002	$4,827	$20,307	$(20,542)	$26	$4,618

(1)	Primarily foreign currency translation adjustments.
(2)	Cash and other discounts are recorded as a reduction to sales.

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

     There was no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

     We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

     We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

•	a documented organizational structure and division of responsibility;

•	established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

•	internal auditors that monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee;

•	procedures for taking action in response to an internal audit finding or recommendation;

•	regular reviews of our financial statements by qualified individuals; and

•	the careful selection, training and development of our people.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2004, our system of internal control over financial reporting was effective.

     The independent registered public accounting firm, Ernst & Young LLP, has audited our 2004 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified audit opinion on our 2004 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting.

Lafarge North America Inc.

February 4, 2005

By:

/s/ Philippe R. Rollier	/s/ Eric C. Olsen

Philippe R. Rollier	Eric C. Olsen
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Lafarge North America Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lafarge North America Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lafarge North America Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Lafarge North America Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lafarge North America Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Lafarge North America Inc. and our report dated February 4, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

McLean, Virginia
February 4, 2005

Item 9B. OTHER INFORMATION

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The sections captioned “Election of Directors” and “Executive Officers of the Company” in our Proxy Statement for the 2005 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and certain information with respect to persons who are or may be deemed to be executive officers of the company and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The section captioned “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS

     The sections captioned “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of our securities and securities authorized for issuance under equity compensation plans and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections captioned “Certain Relationships and Related Transactions – Indebtedness of Management” and “Certain Relationships and Related Transactions – Transactions with Management and Others” in our Proxy Statement for the 2005 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section captioned “Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders sets forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS – The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

	2.	FINANCIAL STATEMENT SCHEDULES – The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
Financial Report:
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	34

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003	35
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	36
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	37
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	38
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	39
Notes to Consolidated Financial Statements	40

Financial Statement Schedule:
Schedule II – Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002	72

All other schedules are omitted because they are not applicable.

3.	EXHIBITS – The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

Exhibit
Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of the company, filed May 29, 1992, as amended by the Articles of Amendment of the company dated May 8, 2000 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

*3.2	Amended By-Laws of the company, amended on February 4, 2005.

4.1	Form of Indenture dated as of October 1, 1989 between the company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

4.2	Form of Fixed Rate Medium-Term Note of the company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

Exhibit
Number	Description of Exhibits

4.3	Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the Commission upon request.

9.1	Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].

9.2	Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].

10.1	Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.

10.2	Guarantee Agreement dated as of May 1, 1983 between the company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983].

10.3	Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].

10.4	1993 Stock Option Plan of the company, as amended and restated February 7, 1995 [incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].

10.5	Optional Stock Dividend Plan of the company dated September 1999 [incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.6	Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].

10.7	Control Option Agreement dated as of November 1, 2003 between Lafarge North America Inc. and Lafarge S.A. [incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2003].

10.8	Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].

10.9	Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].

10.10	Stock Purchase Agreement dated September 17, 1986 between the company and Lafarge Coppee, S.A. [incorporated by reference to Exhibit B to our report on Form 10-Q for the quarter ended September 30, 1986].

10.11	Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].

10.12	Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].

10.13	Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].

Exhibit
Number	Description of Exhibits

10.14	Reimbursement Agreement dated January 1, 1990 between Lafarge Coppee and the company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990].

10.15	Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].

10.16	Receivables Purchase Agreement dated as of October 13, 2000 among Sierra Bay Receivables, Inc. as Seller, Lafarge North America, as Initial Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, N.A. as Agent [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].

10.17	Receivables Sale Agreement dated as of October 13, 2000 among Lafarge North America and certain of its Subsidiaries, as Originators, and Sierra Bay Receivables, Inc. as Buyer [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].

10.18	Cost Sharing Agreement dated January 2, 1996 between Lafarge Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].

10.19	Marketing and Technical Assistance Agreement dated October 1, 1996 between Lafarge S.A. and the company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].

10.20	1998 Stock Option Plan of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Regulation No. 333-65897) of the company, filed with the Securities and Exchange Commission on October 20, 1998].

10.21	Nonemployee Director Retirement Plan of the company, as amended [incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].

10.22	Non-Employee Directors’ Deferred Compensation Plan Cash or Phantom Stock Investment Options [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.23	Commercial Paper Dealer Agreement dated as of March 2, 2001 between Lafarge North America and Salomon Smith Barney Inc. concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank, N.A. [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.24	Commercial Paper Dealer agreement dated as of March 2, 2001 between Lafarge North America and SunTrust Bank concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank N.A. [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.25	Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation, Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001].

10.26	Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 by and among Lafarge North America Inc., Lafarge S.A. and Blue Circle North America. [incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2001].

10.27	Lafarge North America Inc. 2002 Stock Option Plan, as amended [incorporated by reference to Exhibit 10.1 to our Report on Form 10-Q for the quarter ended March 31, 2002].

10.28	Five Year Credit Agreement dated as of April 18, 2002 among Lafarge North America Inc., certain of its subsidiaries and certain banks, financial institutions and other institutional lenders [incorporated by reference to Exhibit 10.3 to our Report on Form 10-Q for the quarter ended March 31, 2002].

10.29	Three-Year Credit Agreement dated as of April 16, 2004 by and between Lafarge North America Inc. and certain of its subsidiaries and certain banks, financial institutions and other institutional lenders, including

Exhibit
Number	Description of Exhibits

Wachovia Bank, National Association, as syndication agent, Citigroup Global Markets Inc. and Wachovia Securities, Inc., as joint lead arrangers and joint bookrunners, and Citibank, N.A. (“Citibank”), as administrative agent (the “Agent”) [incorporated by reference to Exhibit 10.1 to our Report on Form 10-Q for the quarter ended March 31, 2004].

*18	Letter regarding change in accounting principle.

*21	Subsidiaries of the company.

*23	Consent of Ernst & Young LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

By:	/s/ ERIC C. OLSEN

Eric C. Olsen
Executive Vice President and
Chief Financial Officer

Date: March 1, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILIPPE R. ROLLIER	President and Chief Executive	March 1, 2005
Officer and Director
Philippe R. Rollier

/s/ ERIC C. OLSEN	Executive Vice President and	March 1, 2005
Chief Financial Officer
Eric C. Olsen

/s/ YVON BRIND’AMOUR	Senior Vice President and	March 1, 2005
Controller
Yvon Brind’Amour

/s/ BERTRAND P. COLLOMB	Chairman of the Board	March 1, 2005

Bertrand P. Collomb

/s/ BERNARD L. KASRIEL	Vice Chairman of the Board	March 1, 2005

Bernard L. Kasriel

/s/ MARSHALL A. COHEN	Director	March 1, 2005

Marshall A. Cohen

/s/ PHILIPPE P. DAUMAN	Director	March 1, 2005

Philippe P. Dauman

Signature	Title	Date

/s/ BRUNO LAFONT	Director	March 1, 2005

Bruno Lafont

/s/ CLAUDINE B. MALONE	Director	March 1, 2005

Claudine B. Malone

/s/ BLYTHE J. McGARVIE	Director	March 1, 2005

Blythe J. McGarvie

/s/ JAMES M. MICALI	Director	March 1, 2005

James M. Micali

/s/ ROBERT W. MURDOCH	Director	March 1, 2005

Robert W. Murdoch

/s/ BERTIN F. NADEAU	Director	March 1, 2005

Bertin F. Nadeau

/s/ JOHN D. REDFERN	Director	March 1, 2005

John D. Redfern

/s/ MICHEL ROSE	Director	March 1, 2005

Michel Rose

/s/ LAWRENCE M. TANENBAUM	Director	March 1, 2005

Lawrence M. Tanenbaum

/s/ GERALD H. TAYLOR	Director	March 1, 2005

Gerald H. Taylor