Form 10-Q
period 2005-03-31
LAFARGE NORTH AMERICA INC
filed 2005-05-06
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     There were approximately 71,765,000 shares of our Common Stock and 3,989,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2005, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2005

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in thousands, except per share amounts)

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Net Sales	$576,990	$508,869	$3,831,389	$3,416,066

Costs, expenses and other income:
Cost of goods sold	571,994	509,501	2,943,042	2,641,607
Selling and administrative	104,794	90,600	417,168	361,651
Income from managed assets:
Management fees and cost reimbursement	(65,805)	(55,750)	(254,414)	(212,002)
Direct and allocated costs and expenses	62,805	52,750	238,103	200,002
Other expense (income), net	6,363	11,055	9,322	(7,581)
Redeemable preferred shares dividends	1,840	1,726	8,266	7,422
Interest expense	11,564	10,781	49,569	51,043
Interest income	(6,458)	(3,574)	(19,179)	(3,160)

Total costs, expenses and other income	687,097	617,089	3,391,877	3,038,982

Earnings (loss) from continuing operations before income taxes	(110,107)	(108,220)	439,512	377,084
Income tax benefit (provision)	(78,378)	37,426	(261,702)	(142,973)

Earnings (loss) from continuing operations	(188,485)	(70,794)	177,810	234,111
Income from discontinued operations, net of tax	—	—	—	62,678

Net Income (Loss)	$(188,485)	$(70,794)	$177,810	$296,789

Net income (loss) per share from continuing operations — basic	$(2.51)	$(0.96)	$2.38	$3.19
Per share effect of discontinued operations — basic	—	—	—	0.85

Net Income (Loss) Per Share – Basic	$(2.51)	$(0.96)	$2.38	$4.04

Net income (loss) per share from continuing operations — diluted	$(2.51)	$(0.96)	$2.30	$3.14
Per share effect of discontinued operations — diluted	—	—	—	0.84

Net Income (Loss) Per Share – Diluted	$(2.51)	$(0.96)	$2.30	$3.98

Dividends Per Share	$0.22	$0.20	$0.86	$0.75

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	March 31	December 31
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
Assets

Cash and cash equivalents	$666,402	$459,198	$817,715
Short-term investments	47,680	85,198	34,310
Receivables, net	465,945	362,069	642,481
Due from affiliates	62,650	83,696	40,115
Inventories	394,828	403,289	357,552
Deferred tax assets	—	42,242	49,944
Prepaid income taxes	—	28,752	—
Other current assets	43,207	38,291	28,953

Total current assets	1,680,712	1,502,735	1,971,070

Property, plant and equipment (less accumulated depreciation and depletion of $2,242,382, $2,061,984 and $2,204,938)	2,479,032	2,334,021	2,491,843
Goodwill	512,245	505,702	511,500
Other assets, net	427,160	323,493	429,722

Total Assets	$5,099,149	$4,665,951	$5,404,135

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$460,256	$407,190	$537,198
Redeemable preferred shares	137,107	—	138,097
Deferred income taxes	53,794	—	—
Income taxes payable	6,370	—	50,761
Short-term borrowings and current portion of long-term debt	301,748	160,024	356,479

Total current liabilities	959,275	567,214	1,082,535

Long-term debt	468,012	722,150	470,838
Redeemable preferred shares	—	127,323	—
Deferred income taxes	238,622	154,381	242,434
Other long-term liabilities	496,401	538,312	495,469

Total Liabilities	2,162,310	2,109,380	2,291,276

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 71.8, 69.8 and 70.6 million shares, respectively)	71,811	69,752	70,559
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.0, 4.2 and 4.0 million shares, respectively)	31,735	33,184	31,935
Additional paid-in-capital	797,291	743,056	756,267
Retained earnings	1,909,921	1,796,407	2,114,976
Accumulated other comprehensive income (loss):
Foreign currency translation	212,762	75,645	226,902
Minimum pension liability	(89,696)	(162,962)	(89,811)
Derivative adjustment	3,015	1,489	2,031

Total Shareholders’ Equity	2,936,839	2,556,571	3,112,859

Total Liabilities and Shareholders’ Equity	$5,099,149	$4,665,951	$5,404,135

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Cash Flows from Operations
Net income (loss)	$(188,485)	$(70,794)	$177,810	$296,789
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, depletion and amortization	57,309	49,012	219,597	198,556
Provision for bad debts	1,188	746	4,150	2,216
Deferred income taxes	100,169	3,431	130,573	22,986
Gain on sale of assets	(1,074)	(13)	(9,111)	(37,184)
Gain on sale of discontinued operations	—	—	—	(93,126)
Tax on sale of discontinued operations	—	—	—	37,899
Net change in noncurrent assets and liabilities	11,200	(62,094)	12,290	(68,175)
Net change in operating working capital	(20,615)	(175,076)	10,268	(32,666)

Net Cash Provided by (Used in) Operations	(40,308)	(254,788)	545,577	327,295

Cash Flows from Investing
Capital expenditures	(60,709)	(40,607)	(370,406)	(195,305)
Acquisitions, net of cash acquired	(540)	(7,556)	(2,063)	(24,257)
Redemptions (purchases) of short-term investments, net	(13,370)	(16,625)	37,518	(54,847)
Proceeds from property, plant and equipment dispositions	2,257	3,863	64,994	73,057
Proceeds received from sale of discontinued operations	—	—	—	123,891
Income tax payments on gain from sale of discontinued operations	—	—	—	(37,899)
Other	(751)	(3,860)	3,375	(9,139)

Net Cash Used for Investing	(73,113)	(64,785)	(266,582)	(124,499)

Cash Flows from Financing
Issuance (repayment) of long-term debt, net	(4,308)	4,486	(8,684)	44,049
Issuance (repayment) of short-term borrowings, net	(53,776)	160,217	(109,627)	(141,686)
Issuance of equity securities	37,690	12,377	77,606	23,936
Repurchase of common stock	(3,991)	(5,146)	(47,978)	(6,013)
Dividends, net of reinvestments	(8,193)	(13,272)	(39,077)	(48,974)

Net Cash Provided by (Used for) Financing	(32,578)	158,662	(127,760)	(128,688)

Effect of exchange rate changes	(5,314)	(10,535)	55,969	52,152

Net Increase (Decrease) in Cash and Cash Equivalents	(151,313)	(171,446)	207,204	126,260
Cash and Cash Equivalents at the Beginning of the Period	817,715	630,644	459,198	332,938

Cash and Cash Equivalents at the End of the Period	$666,402	$459,198	$666,402	$459,198

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Basis of Presentation

     Lafarge North America Inc., together with its subsidiaries, is the largest diversified supplier of construction materials in the U.S. and Canada. We produce and sell cement, ready-mixed concrete, gypsum wallboard, aggregates, asphalt, and related products and services. Our products are used in residential, commercial and public works construction projects across North America. Our business is organized into three operating segments: Aggregates, Concrete and Asphalt; Cement; and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. Aggregates, Concrete and Asphalt sells to customers located mainly in the U.S. states of Colorado, New Mexico, Missouri, New York, Maryland, Ohio, Michigan, Illinois and Louisiana and nationwide in Canada. Cement sells to customers in the U.S. states of Michigan, Wisconsin, Ohio, Minnesota, Illinois, Washington, Iowa, New York, Missouri and North Dakota and the Canadian provinces of Ontario, Alberta, British Columbia and Quebec. Gypsum serves customers in markets primarily east of the Mississippi River with the most significant sales occurring in the U.S. states of Florida, New York, New Jersey and Ohio. For information regarding our operating segments, see Note 7.

     Lafarge operates in the U.S. and throughout Canada, where we operate through our subsidiary Lafarge Canada Inc. (“LCI”). Our wholly-owned subsidiary, Systech Environmental Corporation, supplies cement plants with fuel quality waste as a source of energy. Lafarge S.A., a French corporation, and certain of its affiliates (“Lafarge S.A.”) own a majority of the voting securities of Lafarge, including our common stock, par value $1.00 per share (the “Common Stock”), and LCI’s exchangeable preference shares (“Exchangeable Preference Shares”).

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

     The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented and all of the adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K. As used in these Notes to Condensed Consolidated Financial Statements, the terms

“Lafarge”, “company”, “we”, “us”, “our” and similar terms refer to Lafarge North America Inc. and its subsidiaries. Certain reclassifications have been made to prior periods to conform to the 2005 presentation.

Note 2. Stock-Based Compensation

     We account for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

     The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had recognized compensation expense for the fixed stock option plan in accordance with the fair value based recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Net Income (Loss)
As reported	$(188,485)	$(70,794)	$177,810	$296,789
Deduct fair value of stock-based employee compensation, net of tax	(2,398)	(2,217)	(9,148)	(7,534)

Pro forma	$(190,883)	$(73,011)	$168,662	$289,255

Basic Net Income (Loss) Per Share
As reported	$(2.51)	$(0.96)	$2.38	$4.04
Pro forma	$(2.54)	$(0.99)	$2.26	$3.94

Diluted Net Income (Loss) Per Share
As reported	$(2.51)	$(0.96)	$2.30	$3.98
Pro forma	$(2.54)	$(0.99)	$2.18	$3.88

     The pro forma compensation cost may not be representative of that to be expected in future years. See Note 12 for recent accounting developments related to stock-based compensation.

     On April 26, 2005, our shareholders approved the Lafarge North America Inc. 2005 Stock Incentive Plan (“2005 SIP”) and an increase of 2 million in the aggregate number of shares of our common stock available for issuance under the Lafarge North America Inc. Employee Share Purchase Plan (“ESPP”) and of Exchangeable Preference Shares available for issuance under any plan of Lafarge Canada Inc. determined to be comparable to the ESPP. The terms of the 2005 SIP provide that stock-based awards may be granted to employees by the Management Development and Compensation Committee of our Board and to non-employee directors by the Board (within limits set forth in 2005 SIP) that result in the issuance of up to 7 million shares of our common stock. In connection with the adoption of the 2005 SIP, the authority to grant new awards under the 2002 Stock Option Plan terminated.

Note 3. Inventories

     We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we value the majority of our U.S. cement inventories using the last-in, first-out method (“LIFO”). We value other inventories at average cost. The value of inventory calculated by the LIFO method approximates the value using the average cost method. At March 31, 2005 and 2004 and at December 31, 2004, our inventories consisted of the following (in thousands):

	March 31		December 31
	2005	2004	2004
Finished products	$223,049	$227,338	$205,624
Work in process	46,559	44,557	27,363
Raw materials and fuel	54,921	62,621	54,105
Maintenance and operating supplies	70,299	68,773	70,460

Total inventories	$394,828	$403,289	$357,552

Note 4. Pension and Other Postretirement Benefits

     The components of our net periodic pension and other postretirement costs, including the Blue Circle Mirror Plans, are as follows (in millions):

	Pension Benefit Costs
	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Service cost	$8.1	$7.5	$30.9	$23.1
Interest cost	15.2	13.2	58.2	51.3
Expected return on plan assets	(17.7)	(14.9)	(71.7)	(58.9)
Amortization of prior service cost	1.0	0.6	4.0	3.2
Amortization of actuarial loss	8.7	7.0	30.0	18.6
Other	—	—	(0.4)	1.4

Net periodic benefit cost	$15.3	$13.4	$51.0	$38.7

	Other Postretirement Benefit Costs
	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Service cost	$2.2	$2.0	$7.9	$6.3
Interest cost	4.1	4.6	15.1	17.1
Amortization of prior service credit	(0.2)	(0.2)	(0.8)	(0.6)
Amortization of actuarial loss	0.6	1.3	1.7	2.9
Other	—	—	—	0.7

Net periodic benefit cost	$6.7	$7.7	$23.9	$26.4

Note 5.	Net Income (Loss) Per Share from Continuing Operations

     Net income (loss) per share from continuing operations for the three and twelve months ended March 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Basic Calculation

Earnings (loss) from continuing operations	$(188,485)	$(70,794)	$177,810	$234,111

Weighted average number of shares outstanding	75,210	73,903	74,639	73,495

Basic net income (loss) per share from continuing operations	$(2.51)	$(0.96)	$2.38	$3.19

Diluted Calculation

Earnings (loss) from continuing operations	$(188,485)	$(70,794)	$177,810	$234,111

Weighted average number of shares outstanding	75,210	73,903	74,639	73,495
Net effect of the dilutive stock options based on the treasury stock method	—	—	916	537
Net effect of dilutive stock warrant based on the treasury stock method	—	—	1,641	596

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	75,210	73,903	77,196	74,628

Diluted net income (loss) per share from continuing operations	$(2.51)	$(0.96)	$2.30	$3.14

     Basic net income (loss) per share was computed by dividing net income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income (loss) per share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.

     Diluted weighted average shares exclude 3.4 million and 1.7 million shares related to options and warrants for the three months ended March 31, 2005 and 2004, respectively. Their effect is anti-dilutive as results for those periods were a net loss.

Note 6. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of the following (in thousands):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Net income (loss)	$(188,485)	$(70,794)	$177,810	$296,789
Foreign currency translation adjustments	(14,140)	(26,749)	137,117	168,447
Minimum pension liability adjustment, net of income taxes	115	—	73,266	(22,316)
Change in fair value of derivative instruments, net of income taxes	984	513	1,526	(433)

Comprehensive income (loss)	$(201,526)	$(97,030)	$389,719	$442,487

Note 7. Operating Segments

     The operating segments reported below are those for which separate financial information is available and for which executive management regularly evaluates operating income or loss amounts (before other postretirement benefit expense for retirees, preferred dividends, interest and income taxes) in deciding how to allocate resources and in assessing performance. Our three reportable operating segments which represent separately managed strategic business units that have different capital requirements and marketing strategies are: Aggregates, Concrete & Asphalt; Cement; and Gypsum. The basis of segmentation is consistent with our year-end consolidated financial statements. We account for intersegment sales and transfers at market prices.

     Operating segment information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Net sales of continuing operations:
Aggregates, Concrete & Asphalt
Revenues from external customers	$306.4	$285.6	$2,286.0	$2,085.5
Intersegment revenues	1.7	1.1	9.5	5.1
Cement
Revenues from external customers	178.8	149.2	1,201.0	1,059.4
Intersegment revenues	30.1	27.8	183.6	167.1
Gypsum
Revenues from external customers	91.8	74.1	344.4	271.2
Eliminations	(31.8)	(28.9)	(193.1)	(172.2)

Total net sales of continuing operations	$577.0	$508.9	$3,831.4	$3,416.1

Income (loss) from continuing operations:
Aggregates, Concrete & Asphalt (a)	$(73.5)	$(63.6)	$197.9	$187.4
Cement (a)	(19.0)	(18.2)	327.6	302.8
Gypsum (a)	12.5	4.5	41.3	4.9
Corporate and unallocated expenses	(23.2)	(22.0)	(88.6)	(62.7)

Earnings (loss) before preferred dividends, interest and income taxes	(103.2)	(99.3)	478.2	432.4
Redeemable preferred shares dividends	(1.8)	(1.7)	(8.3)	(7.4)
Interest expense, net	(5.1)	(7.2)	(30.4)	(47.9)

Earnings (loss) from continuing operations before income taxes	$(110.1)	$(108.2)	$439.5	$377.1

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, redeemable preferred shares dividends, interest, and income taxes.

Assets by operating segment consist of the following (in millions):

	March 31		December 31
	2005	2004	2004
Aggregates, Concrete & Asphalt	$2,066.4	$1,959.7	$2,204.6
Cement	1,521.1	1,513.3	1,505.2
Gypsum	343.0	325.6	329.6
Corporate and unallocated	1,168.6	867.4	1,364.7

Total assets	$5,099.1	$4,666.0	$5,404.1

Note 8. Discontinued Operations

     Our sale of Lafarge Florida Inc. to Florida Rock Industries, Inc. closed on August 12, 2003. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. Included in “Income from discontinued operations, net of tax” in the condensed consolidated statements of income for the twelve months ended March 31, 2004 is a pretax gain on sale of $93.1 million as well as sales from discontinued operations of $36.3 million.

Note 9. Restructuring Reserve

     In November 2002 and in accordance with Emerging Issues Task Force Issue 94-3, Liability Recognition for Costs to Exit an Activity, we recorded a reserve of approximately $11.0 million in connection with the idling of our gypsum drywall operations in Wilmington, Delaware. Through March 31, 2005, we have made cumulative payments of $10.1 million. During the three months ended March 31, 2005, we revised our estimate of the remaining liability resulting in the recording of a $0.6 million benefit. As of March 31, 2005, the remaining liability is $0.3 million.

Note 10. Income Taxes

     In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Subsequent to December 31, 2004, we decided to repatriate approximately $1.1 billion of Canadian earnings. Accordingly, as provided for in FSP 109-2, we recognized a deferred tax provision of $115.7 million during the three months ended March 31, 2005. Proposed legislation exists that would amend certain provisions of the Jobs Act (the “Technical Corrections Act”). We determined our deferred tax provision based on the Jobs Act as currently enacted. If the Technical Corrections Act as currently proposed is passed, we will recognize a deferred tax benefit of approximately $17 million in the period of enactment. We intend to reinvest the remaining undistributed Canadian earnings indefinitely in Canada and, therefore, no provision for U.S. income taxes or Canadian withholding taxes has been provided against them.

Note 11. Contingencies

     LCI remains a defendant in a 1999 class action joined by approximately 215 homeowners regarding defective concrete foundations. The class action is related to a 1992 lawsuit against LCI in which similar claims were alleged for which LCI paid Canadian $15.6 million (approximately U.S. $10 million) as its share of damages. The Ontario Court of Appeal confirmed that most of the amounts paid by LCI in the lawsuit were to be reimbursed by its insurers, as well as most of LCI’s defense expenses and third party costs it paid in the lawsuit. In April 2004, the Ontario Superior Court confirmed LCI’s insurance coverage in the class action. We believe that any liability that LCI may incur arising from the class action (net of anticipated insurance recoveries) will not have a materially adverse effect on our financial condition.

     On August 26, 2003, United States Gypsum Corporation (“USG”) filed a lawsuit against us in the United States District Court for the Northern District of Illinois alleging our infringement of a USG patent relating to the production of gypsum drywall. On May 12, 2004, we were served with an amended complaint alleging our misappropriation of USG trade secrets and setting forth claims related thereto. In the suit, USG seeks unspecified damages and certain injunctive relief relating to the patent and our alleged misappropriation of trade secrets. The suit is in the discovery stage and we are vigorously defending our position against USG’s allegations. We believe that this matter will not have a materially adverse effect on our financial condition.

     Currently, the company is involved in one matter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. At this site, which the U.S. Environmental Protection Agency (“EPA”) has listed on the National Priority List, some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site was the U.S. Department of Defense. At a July 2, 2004 status conference, we understand that the Department of Defense indicated that it has proceeded with an approved remediation plan for the site. We have agreed in principle to a deminimis settlement offer, which, however, is not yet final. We believe this matter will not have a materially adverse effect on our financial condition.

     Based on the EPA’s prior interpretation of certain Clean Air Act new source review and permitting rules, several of our cement plants changed fuels in the early 1990’s to petroleum coke or to a coal/coke mixture. The EPA contends that such rules do not exempt changes in fuel by cement manufacturers unless the plant at which the change occurs was built with the expressed intent of accommodating the alternate fuel. We have continued discussions with the EPA concerning changes in fuel at our Alpena, Michigan and Joppa, Illinois cement plants, as well as new source review compliance of all our U.S. cement plants. As a consequence of these discussions, we may be required to make capital expenditures at certain of our cement plants. We may also be required to pay fines or penalties. We intend to vigorously defend the contentions raised by the EPA. We believe that this matter will not have a materially adverse effect on our financial condition.

     On April 19, 1999, several individuals living in Alpena, Michigan filed a class action complaint against us in the United States District Court for the Eastern District of Michigan claiming personal injury and property damages allegedly stemming from certain emissions which they claim originated from our cement manufacturing plant in Alpena. On October 24, 2001, the trial court ordered that the case could proceed as a class action on behalf of all persons who owned single family residences in Alpena from April 1996 to the present who have suffered damage from emissions from the Alpena plant. We appealed the court’s decision on several grounds, including that the court did not have jurisdiction over the putative class as not all class member’s claims satisfied the $75,000 amount in controversy for diversity jurisdiction. On September 7, 2004, a Panel of the United States Court of Appeals for the Sixth Circuit affirmed the lower court’s order of class certification. On September 21, 2004, we petitioned the Sixth Court for Rehearing and Rehearing En Banc. Our petition was denied. The U.S. Supreme Court previously granted petitions for certiorari in two unrelated cases involving the jurisdictional question at issue in our case, and we have petitioned the Supreme Court for certiorari to address the issue in our case. We intend to vigorously defend the allegations raised. We believe that this matter will not have a materially adverse effect on our financial condition.

     When we determine that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2005, such liabilities are not material to our financial statements. While we believe our accruals for such liabilities are adequate, we may incur costs in excess of the amounts provided at March 31, 2005. Although the ultimate amount of liability at March 31, 2005 that may result from these matters or actions is not ascertainable, we believe that any amounts exceeding our recorded accruals will not materially affect our financial condition.

     In the ordinary course of business, we are involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that all pending legal and environmental matters will be resolved without a materially adverse impact to our financial condition, results of operations or liquidity.

Note 12. Recent Accounting Pronouncements

     In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”) that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) are a component of mineral inventory cost subject to the provisions of American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing.” Based upon this consensus, post-production stripping costs should be considered costs of the extracted minerals under a full absorption costing system and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. Additionally, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. As of December 31, 2004, our capitalized stripping costs was approximately $20 million. We are currently evaluating the impact of EITF 04-6 on our financial statements.

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. We expect to adopt SFAS No. 123(R) on January 1, 2006. We also expect to adopt its requirements using the “modified prospective” method described in SFAS No. 123(R). Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 illustrated in the disclosure of pro forma net income (loss) and net income (loss) per share contained in Note 2 above.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

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

Three Months Ended March 31, 2005

     For the three months ended March 31, 2005, we recorded a net loss of $188.5 million, or $2.51 per diluted share. These results include a one-time tax charge of $115.7 million, or $1.54 per diluted share, associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary. The results compare with first quarter 2004 net loss of $70.8 million, or $0.96 per diluted share.

     The favorable market conditions we experienced during 2004 continued during the first quarter of 2005. Overall, our cement and aggregates, concrete and asphalt segments reported higher seasonal losses year-over-year, which were partially offset by the strong results of our gypsum operations. Sales volumes increased in most of our product lines and we continued to experience favorable pricing conditions. In order to prepare for an expected high level of shipments in 2005, we increased spending this quarter. In our cement business, we activated some less efficient swing kilns and expanded our cement distribution capabilities. In our aggregates business, we increased quarry stripping activities, accelerated maintenance and moved forward some plant preparation activities into the first quarter. The incremental impact of these activities was $8 million in the first quarter. As a result, we expect to be better positioned to take advantage of the expected strong market environment for the rest of the year. We also continued to experience cost pressures related to energy, transportation and underlying inflation in our business. In addition, the strong Canadian dollar negatively impacted our operating loss by $4.7 million, or $0.04 per diluted share.

     Net sales were $577 million, an increase of 13.4 percent compared to the same period in 2004. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased by 10.4 percent. U.S. net sales increased by 17.8 percent while Canadian net sales increased by 6.9 percent.

Aggregates, Concrete & Asphalt

     Our aggregates, concrete and asphalt segment reported an operating loss of $73.5 million in the quarter, compared with an operating loss of $63.6 million during the first quarter of 2004. The increase in the value of the Canadian dollar contributed $3.5 million to the loss. Energy costs increased sharply in the quarter, negatively impacting results by $2.4 million. Costs associated with preparing for an expected strong 2005 shipping season also contributed to the shortfall. Net sales during the quarter were $308.1 million, up 7.5 percent over last year, or 3.5 percent higher excluding the impact of the exchange rate.

     We recorded an operating loss of $26.7 million from the sale of aggregates (crushed stone, sand and gravel), which was $3.6 million worse than last year. The contribution from strong volumes and price improvement in aggregates was offset by increased costs, primarily associated with higher fuel prices, accelerated maintenance and increased stripping activity. Net sales during the quarter were $108.4 million, $8.3 million higher than last year. Shipments of aggregates of 17.1 million tons were up 5.9 percent from a strong first quarter 2004. Volumes in the U.S. were 6.2 percent higher than the prior year quarter, with strong growth in Missouri, Colorado and New Mexico. Weather held back shipments in our Great Lakes market for the quarter. Canadian volumes were up 5.7 percent compared to the first quarter of 2004. On a constant scope basis, average selling prices were 3.5 percent higher than last year, driven by the successful implementation of our price increases.

     We recorded an operating loss of $10.2 million from the sale of ready-mix concrete, which compared to an operating loss of $7.8 million in the first quarter of 2004. Net sales during the quarter were $134.4 million, $6.1 million higher than last year. Although ready-mixed concrete prices were sufficient to recover higher cement and aggregate costs, gains from improved prices were more than offset by lower volumes and higher production costs for the quarter. Overall, shipments of ready-mixed concrete in the quarter were 1.9 million cubic yards, 3.6 percent lower compared to the prior year quarter. Canadian concrete volumes were 929,000 cubic yards, 7.7 percent lower than prior year due primarily to poor weather in Eastern Canada and the Vancouver market. In the U.S., volumes increased by 1 percent to 928,000 cubic yards. Average selling prices were up 6.3 percent from the year-ago quarter reflecting good pricing performance in all markets as well as increased sales of premium brand concrete mixtures. Production costs were up for the quarter largely due to increased diesel fuel costs and weather-related production issues.

     We recorded an operating loss of $25.6 million from the sale of asphalt and paving products and services, which compared to an operating loss of $27.4 million in the prior year. Revenues were $49.9 million, $10.2 million higher than last year. Asphalt and paving volumes were slightly up compared with the first quarter of 2004, but total volumes were seasonally low since paving activity in most markets does not begin in earnest until later in the year. First quarter asphalt and paving operations represent less than 5 percent of full year activity and consequently the first quarter trends are not significant.

Cement

     Our cement segment reported an operating loss of $19.0 million for the first quarter, $0.8 million worse than the prior year quarter. Net sales were $208.9 million, an increase of 18.0 percent compared with the first quarter of 2004, driven by strong demand and favorable pricing. Excluding the favorable impact of the exchange rate, revenues were up 14.9 percent from the same period last year.

     We mobilized additional clinker production capacity during the quarter, expanded our storage and distribution capabilities and shortened maintenance turnaround times in preparation for an expected strong shipping season later in the year. In part through these actions, we expect to increase production by several hundred thousand tons in 2005, compared to last year. While increased volumes and prices contributed positively to income, results for the quarter were negatively affected by increased costs primarily associated with the preparation activities and increased energy and fuel transportation expenses.

     Total cement volumes during the quarter were 2.0 million tons, up 6.6 percent. U.S. volumes of 1.4 million tons were up 9.8 percent, while Canadian volumes declined slightly. Strong market conditions in most markets were partially offset by unfavorable weather in the Great Lakes and Northeast markets in the U.S. and Canada. Average cement prices were 8.9 percent higher than the year-ago quarter, with an 11.5 percent increase in U.S. markets and 6.5 percent increase in Canada. These reflect the results of two price increases implemented in the U.S. markets in 2004, and price increases that took effect in many North American markets in January 2005. A further price increase of $5 per ton has been announced for summer 2005 in our U.S. markets.

Gypsum

     Our Gypsum segment reported operating income of $12.5 million in the first quarter of 2005, a $7.9 million increase over the prior year quarter. Higher selling prices and continued strong demand contributed significantly to the increase, more than offsetting higher costs for natural gas. Net sales reached $91.8 million, a 24.0 percent increase compared with the same period last year. Wallboard sales volumes of 552 million square feet were 2.0 percent higher compared to the same period last year.

     Average wallboard prices during the quarter increased by $26 to $138 per msf (thousand square feet), and almost $7 per msf above levels during the fourth quarter 2004. A price increase was successfully implemented in January 2005. A second price increase went into effect on April 25, 2005.

     During the quarter, we recognized accelerated depreciation and amortization expenses of $1.9 million related to software and equipment. This included $1.1 million related to old equipment that will be replaced during the upgrade and expansion of our gypsum drywall manufacturing facility in Buchanan, New York. The equipment-related depreciation will be a recurring expense each quarter through the second quarter of 2006.

Corporate and Other Expenses

     Corporate and other expenses for the three months ended March 31, 2005 were $23.2 million, an increase of $1.1 million compared to the prior year quarter. The increase was due to higher salaries, foreign exchange transaction losses and consulting fees, partially offset by the absence of $1.8 million divestment losses incurred in 2004.

Income from Managed Assets

     During the three months ended March 31, 2005 and 2004, we recognized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and aggregates, concrete and asphalt businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $65.8 million and $55.8 million for the three months ended March 31, 2005 and 2004, respectively, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $62.8 million and $52.8 million for the three months ended March 31, 2005 and 2004, respectively.

Interest Expense, Net

     Net interest expense of $5.1 million was $2.1 million better than the prior year. We benefited from increased interest income of $1.2 million (higher cash balances and higher interest rates on investments), reduced foreign currency losses on our U.S. dollar investments in Canada ($0.5 million) as well as capitalized interest expense ($1.8 million) for the quarter. This was partially offset by higher interest rates on short-term debt ($0.6 million) and lower benefit from the fixed-to-floating interest rate swap ($0.7 million) compared to the prior year quarter.

Income Taxes

     For the three months ended March 31, 2005, we recorded an income tax expense of $78.4 million compared to an income tax benefit of $37.4 million in prior year quarter. As indicated earlier, first quarter 2005 results were impacted by a one-time tax charge of $115.7 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005. Excluding this one-time tax charge, our effective income tax rate was 33.9 percent in 2005 compared to 34.6 percent in 2004. This improvement reflects a reduction related to the qualified production activity tax deduction as defined in the American Jobs Creation Act of 2004 (the “Jobs Act”) and the final phase of the federal rate reduction in Canada.

Twelve Months Ended March 31, 2005

     For the twelve months ended March 31, 2005, we recorded net income of $177.8 million, or $2.30 per diluted share, compared with net income of $296.8 million, or $3.98 per diluted share during the same period last year. There were a number of specific items affecting our earnings for the twelve months ended March 31, 2005 and 2004. In 2005, net income included a one-time tax charge of $115.7 million ($1.50 per diluted share), associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary. In addition, in 2005, net income included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $8.1 million ($5.3 million after taxes or $0.07 per diluted share) related to settled litigation in our cement segment. Results for twelve months ended March 31, 2004 included income from discontinued operations of $62.7 million ($0.84 per diluted share), a gain of $31.2 million ($18.9 million after taxes of $0.25 per diluted share) from the sales of one of our cement terminals and a charge of $7.6 million ($0.10 per diluted share) associated with provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the sale of the Detroit cement terminal.

     Overall, our earnings from continuing operations before income taxes increased by $62.4 million to $439.5 million in 2005, with improved profitability across all our businesses, except for ready-mix. The stronger Canadian dollar positively contributed $12.4 million to our operating results, but this was partially offset by a $6.2 million increase in pension and other postretirement expenses. We also benefited from $10.4 million lower foreign exchange transaction losses. However, we continued to experience cost pressures related to energy and transportation, with the sharp rise in fuel costs. Cement profitability was higher than last year due to stronger volumes in most regions and the successful implementation of price increases in the U.S. and Canada. Results in our gypsum business improved significantly due to higher selling prices and continued strong demand. Profitability of our aggregates, concrete and asphalt business improved by $10.4 million driven primarily by the strong volumes in our aggregates business.

     Consolidated net sales for the twelve months ended March 31, 2005 were $3,831.4 million, an increase of 12.2 percent (8.5 percent, excluding the favorable exchange rate impact) compared to the prior year period.

Aggregates, Concrete & Asphalt

     Our aggregates, concrete and asphalt segment reported operating income of $197.9 million, compared to operating income of $187.4 million in same period last year. Net sales of $2,295.5 million were 9.8 percent higher than the prior year period. Profit growth was driven primarily by the aggregates business, which alone generated a $27 million profit improvement. The favorable impact of the Canadian dollar, which contributed $2.8 million to reported profit for the twelve month period, was more than offset by a $5.7 million increase in pension and other postretirement expenses. Higher fuel costs across all product lines, increased maintenance costs with higher plant activity and accelerated stripping activities in the first quarter of 2005 increased our operating costs. In addition, 2005 comparisons benefited from the absence of $9.2 million of prior year operating losses associated with our exit from the Western U.S. portable highway paving business.

     Construction aggregates recorded operating income of $152.2 million, 21.6 percent higher than the same period last year, driven by record volumes and higher selling prices in most regions. This was partially offset by cost increases including additional quarry stripping costs and higher energy costs. Shipments of aggregates increased by 9.7 percent to 134.2 million tons compared with the prior year period as a result of good weather conditions and solid overall demand in U.S. and in Canada. In the U.S., volumes increased by 7.9 percent with increased shipments in the Great Lakes, Maryland, New Mexico and Missouri markets. Canadian volumes increased by 11.5 percent primarily due to strong volumes in Montreal, Calgary and Central Canada. The average selling price in the U.S. increased by 2.3 percent with the implementation of general price increases. In Canada, the average selling price was flat due to geographic and product mix effects.

     We recorded $28.3 million of operating income from the sale of ready-mixed concrete, $9.1 million lower than the same period last year. Most of the shortfall was due to soft market conditions and competitive pressures experienced in the Denver, Toronto and Montreal markets. Shipments of 11.3 million cubic yards increased 1.0 percent from the prior year period driven by strong demand in Western Canada (sustained project work in Vancouver and in Calgary). U.S. volumes were flat on higher levels of construction activity in Maryland, New York and New Mexico, which were offset by lower volumes in Louisiana (completion of the New Orleans airport project) and Missouri. Margin over materials was flat compared to last year, as improvements in Eastern U.S. and Western Canada were offset by price pressures due to soft market conditions in the Denver market and increased competition in the Montreal market, as well as higher raw material costs in all regions.

     We recorded $32.8 million of operating income from the sale of asphalt and paving products and services, 6.9 percent higher than the same period last year. Results for the twelve months ended March 31, 2004 included losses of $9.2 million related to our exit from the Western U.S. portable highway paving business. The relatively small increase is reflective of margins that continue to be negatively impacted in all regions as a result of a more competitive pricing environment and higher raw materials costs. The increased use of recycled asphalt and oil partially offset some of the cost increases. Revenues were $702.5 million, 9.4 percent higher than the same period last year. Sales volumes were up 6.0 percent for asphalt and 1.0 percent for paving (excluding divested operations) due to more favorable weather in 2004 and stronger carryover work in most regions.

Cement

     Our cement segment reported operating profit from continuing operations of $327.6 million, 8.2 percent higher than the same period last year. The favorable exchange rate impact contributed $12.6 million to cement earnings for the twelve months ended March 31, 2005. Net sales of $1,384.6 million increased by 12.9 percent from the same period last year (10.2 percent excluding the favorable Canadian currency impact). Higher volumes and better prices offset increased distribution costs and energy costs. Our cement production has increased by 978 thousand tons, or 5.3 percent compared with the same period in 2004. Even with this increased production level, demand has outpaced supply. In order to meet the increased levels of demand, we have imported approximately 253 thousand tons of cement in the twelve months ending March 31, 2005 and we have taken advantage of the flexibility of our widespread cement network to maximize our distribution capabilities.

     Excluding divested Florida operations, cement shipments of 14.3 million tons were up 6.6 percent, driven by strong demand across most of our markets and continued favorable weather conditions. U.S. shipments increased 7.4 percent compared to last year with most of the increase coming from markets in the U.S. states of Minnesota, Washington, Iowa, North Dakota, Louisiana, Kentucky and Tennessee. Canadian shipments improved by 4.3 percent with most of the increases coming from Western Canada.

     Average terminal net price (average selling price per ton less freight to customers) increased by 3.6 percent compared to the prior year period (excluding the foreign exchange impact and the sale of Lafarge Florida Inc.). Higher prices reflect the impact of two price increases successfully implemented in our U.S. markets in 2004 and price increases in January 2005 in many of our North American markets. Average Canadian cement selling prices were up 2.7 percent year to date. U.S. average cement prices increased 4.3 percent as gains from price increases were partially offset by geographic and customer mix.

Gypsum

     Our gypsum segment reported operating income of $41.3 million on net sales of $344.4 million, which compared to an operating income of $4.9 million on net sales of $271.2 million for the twelve months ended March 31, 2004. Volumes and prices increased, driven by strong demand in the residential market, but were partially offset by higher paper and natural gas prices as well as labor costs.

     Sales volume of 2,190 million square feet is up 2.4 percent from the same period last year as demand in the residential construction activity continued to be strong in the U.S. and Canada. Average selling prices increased to $130 per msf (thousand square feet), $27 per msf higher than last year, reflecting the impact of seven price increases since August 2003.

Corporate and Other Expenses

     Corporate and other expenses for the twelve months ended March 31, 2005 amounted to an expense of $88.6 million, an increase of $25.9 million from prior year. Results for the twelve months ended March 31, 2004 included a divestment gain of $31.2 million related to the sale of the Detroit cement terminal. Corporate expenses were higher in 2005 due to increased pension and other postretirement expenses, higher salaries and higher governance and compliance costs, partially offset by $10.4 million of lower foreign exchange transaction losses.

Income from Managed Assets

     During the twelve months ended March 31, 2005, we recognized $16.3 million in management fees, an increase of $4.3 million compared to 2004 as a result of a management incentive fee. Gross proceeds from the management of these assets totaled $254.4 million and $212.0 million for the twelve months ended March 31, 2005 and 2004, respectively, which included pro-rata billings for the annual management fee ($16.3 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $238.1 million and $200.0 million for the twelve months ended March 31, 2005 and 2004, respectively.

Interest Expense, Net

     Net interest expense of $30.4 million was $17.5 million lower than in the twelve months ended March 31, 2004. The fixed to floating rate interest rate swap we executed in the first quarter of 2004 reduced interest expense by $2.6 million in the twelve months ended March 31, 2005. The improvement is also due to the recognition of lower currency translation losses on U.S. dollar investments in Canada, which favorably impacted the year-over-year comparison by $3.0 million. In addition, we recognized $4.9 million of interest income associated with an income tax receivable, interest income increased by $2.5 million as a result of higher average investment balances, capitalized interest expense increased by $3.2 million and interest expense on our short-term borrowings decreased by $0.5 million due to lower average borrowing levels.

Income Taxes

     Income tax expense from continuing operations increased to $261.7 million in the twelve months ended March 31, 2005 compared to $143.0 million in the twelve months ended March 31, 2004. The increase is primarily due to a one-time tax charge of $115.7 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005, partially offset by a tax benefit of $6.3 million. Income tax expense for the twelve months ended March 31, 2004 includes an additional $7.6 million of tax expenses to reflect provincial tax changes legislated in both Ontario and Alberta, as well as the higher tax rate applicable to the sale of the Detroit cement terminal. Excluding these tax adjustments, the effective income tax rate was 34.7 percent and 35.9 percent for the twelve months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Three Months Ended March 31, 2005

     Net cash of $40.3 million was used in operations in the first three months of 2005 compared with $254.8 million used during the same period in 2004 representing a change of $214.5 million. The improvement in cash used in operations reflects decreased pension contributions of $68.7 million, which are reflected in “Net change in noncurrent assets and liabilities,” and a significantly smaller increase in working capital quarter over quarter. The relative improvement in working capital is principally due to the reduction in securitized receivable financing during the first three months of 2004, which unfavorably affected working capital by $75.8 million. As a result of adequate liquidity levels, we elected not to utilize securitized receivable financing during the first three months of 2005. In addition, increased receivable collections during the first three months of 2005 resulting from increased sales in late 2004 contributed to the improvement.

     Net cash used by investing activities was $73.1 million compared to $64.8 million used during the same period in 2004 representing a change of $8.3 million. Capital expenditures increased $20.1 million principally due to timing factors associated with various projects. Capital expenditures, before acquisitions, are expected to be approximately $400 million to $425 million in calendar year 2005.

     Net cash used by financing activities for the three months ended March 31, 2005 was $32.6 million compared to net cash provided by financing activities of $158.7 million for the comparable period in 2004. As a result of improving liquidity and due in part to cash repatriated from Canada (see below), we elected to repay certain short-term borrowings, which resulted in a net repayment during the first three months of 2005 of $53.8 million. During the first three months of 2004, we issued short-term debt to fund working capital requirements, which resulted in a net issuance of $160.2 million. Employee stock option exercises were significantly higher in 2005, which resulted in $37.7 million of proceeds received by the company compared to $12.4 million in 2004.

Twelve Months Ended March 31, 2005

     Net cash provided by operations was $545.6 million for the twelve months ended March 31, 2005 compared to $327.3 million in the same period last year. The improvement reflects higher cash earnings, lower pension contributions and improvements in operating working capital partially offset by reduced receivable securitization financing.

     For the twelve months ended March 31, 2005, net cash used in investing activities was $266.6 million representing an increase of $142.1 million. Capital expenditures increased by $175.1 million principally due to increased spending on information technology projects, costs associated with the replacement cement terminal in Detroit, Michigan and $29.7 million of additional capital expenditures associated with our Sugar Creek, Missouri cement plant. During the twelve months ended March 31, 2005, we redeemed short-term investments of $37.5 million. By comparison, we purchased short-term investments of $54.8 million in the comparable prior year period. Both periods reflect the change in the amount of excess cash in Canada that was invested in short-term investments with original maturities exceeding three months. Net cash used in investing activities for the twelve months ending March 31, 2004 was partially offset by proceeds from the sale of Lafarge Florida Inc. ($86.0 million, net of taxes).

     During the twelve months ended March 31, 2005, net cash used for financing activities was $127.8 million, which is flat compared to the prior year period. Issuance of equity securities increased $53.7 million reflecting more stock option exercises. This increase was largely offset by an increase in common stock repurchases of $42.0 million.

Other

     We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. These include a commercial paper facility under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. The facility is 100 percent backed by a syndicated, multi-year committed bank revolver. At March 31, 2005, we had no commercial paper borrowings under the facility. The facility and the revolver, which expire in April 2007, require the maintenance of certain financial ratios, among other restrictions. At March 31, 2005, we were in compliance with these restrictions.

     Other sources of liquidity include a syndicated $300 million multi-year committed bank revolver maturing in April 2007, a bilateral committed facility of $50 million and over $100 million in uncommitted bilateral bank facilities. At March 31, 2005, there were $50.9 million of short-term borrowings outstanding under the uncommitted bilateral bank facilities at a weighted average interest rate of 3.42 percent. No amounts were outstanding under the bank revolver or the bilateral committed facility.

     We also maintain a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations. At March 31, 2005, no amount was outstanding under this program.

     Our operating cash flows are generally sufficient to provide all of the cash operating requirements, including capital expenditures, on an annual basis, although short-term borrowings to fund seasonal working capital needs and operating losses are sometimes necessary. We maintain sufficient liquidity resources to ensure that our cash requirements are met under any circumstances. A $250 million bond, issued in 1998 to fund an acquisition, will mature in July 2005. At maturity, we intend to use internal cash, short-term debt capacity, or a combination thereof, to repay the bond.

     In 2005, we decided to repatriate almost $1.1 billion of Canadian earnings under the repatriation provisions of the Jobs Act. Repatriation will substantially increase liquidity in the United States, although use of the additional liquidity will be restricted by the domestic reinvestment plan required by the Jobs Act. There will be a corresponding reduction in liquidity at our Lafarge Canada Inc. (“LCI”) subsidiary. LCI may be required to borrow in order to repatriate their earnings to the U.S. Through March 31, 2005, we repatriated $125 million (net of Canadian withholding tax) in cash from Canada. In addition, beginning on December 29, 2005, Canadian $166.4 million (approximately U.S. $137.1 million) in preferred shares issued by a Canadian subsidiary in 2000, in connection with our acquisition of the Warren Paving and Materials Group, will be redeemable at the option of the holder. We also may be required to borrow if the holder of the preferred shares elects to redeem these shares. We expect our significant positive Canadian cash flows would be sufficient to repay any debt and replenish Canadian cash balances over time.

     We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars. The strengthening of the Canadian dollar during the twelve months ended March 31, 2005 has resulted in an increase in shareholders’ equity of $137.1 million resulting from foreign currency translation adjustments.

     On November 2, 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and will expire on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million. Details regarding this share repurchase program may be found in Part II “Other Information,” Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Safe Harbor for Forward-Looking Statements

     Statements we make in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. Such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions (“Factors”) that are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: ▪ the cyclical nature of our business; ▪ competition from new or existing competitors; ▪ national and regional economic conditions in the U.S. and Canada; ▪ unfavorable weather conditions; ▪ Canadian currency fluctuations; ▪ changes in and implementation of environmental and other governmental regulations; ▪ seasonality of our operations; ▪ our ability to successfully identify, complete and efficiently integrate acquisitions; ▪ levels of construction spending in major markets; ▪ our ability to successfully penetrate new markets; ▪ supply/demand structure of our industry; ▪ international events that may disrupt the world economy; ▪ and significant changes in the cost of fuel, energy and other raw materials.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reasonably assuring the timely accumulation and communication to management of information required to be disclosed in the reports that we file with the Securities and Exchange Commission.

     There was no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information presented in Note 11 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities (dollars in thousands, except per share amounts):

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be
	of Shares	(b) Average Price	Announced Program	Purchased Under the
Period	Purchased (1)	Paid per Share (2)	(3)	Program
1/1/05 – 1/31/05	—	$—	—	$60,000
2/1/05 – 2/28/05	24,000	$59.33	24,000	$58,576
3/1/05 – 3/31/05	42,000	$61.13	42,000	$56,009

Total	66,000		66,000

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On November 2, 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and will expire on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million.

Item 6. Exhibits

10.1	Lafarge North America Inc. 2005 Stock Incentive Plan [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-124407) of the company, filed with the Securities and Exchange Commission on April 28, 2005].

10.2	Lafarge North America Inc. Employee Stock Purchase Plan, as amended and restated June 1, 2005 [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-124409) of the company, filed with the Securities and Exchange Commission on April 28, 2005].

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: May 6, 2005	By:	/s/ ERIC C. OLSEN

Eric C. Olsen
Executive Vice President
and Chief Financial Officer