Form 10-Q
period 2005-06-30
LAFARGE NORTH AMERICA INC
filed 2005-08-05
CIK 716783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File Number 0-11936
Lafarge North America Inc.
Incorporated in Maryland
I.R.S. Employer Identification No.
58-1290226
12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were approximately 71,683,000 shares of our Common Stock and 3,979,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of July 31, 2005, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2005
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in millions, except per share amounts)

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Net Sales	$1,173.3	$989.9	$1,750.2	$1,498.8	$4,014.8	$3,544.3

Costs, expenses and other income:
Cost of goods sold	855.4	722.3	1,427.3	1,231.8	3,076.1	2,721.8
Selling and administrative	111.3	97.8	216.1	188.4	430.7	372.6
Income from managed assets:
Management fees and cost reimbursement	(62.5)	(61.4)	(128.3)	(117.2)	(255.4)	(222.0)
Direct and allocated costs and expenses	59.5	58.4	122.3	111.2	239.1	210.0
Other expense (income), net	1.4	4.6	6.1	14.5	9.4	(9.2)
Redeemable preferred shares dividends	2.2	1.7	4.0	3.4	8.7	7.2
Interest expense	11.9	13.0	23.5	23.8	48.5	48.3
Interest income	(4.8)	(4.4)	(9.6)	(6.8)	(22.8)	(8.5)

Total costs, expenses and other income	974.4	832.0	1,661.4	1,449.1	3,534.3	3,120.2

Earnings from continuing operations before income taxes	198.9	157.9	88.8	49.7	480.5	424.1
Income tax provision	(56.0)	(55.9)	(134.4)	(18.5)	(261.8)	(158.6)

Earnings (loss) from continuing operations	142.9	102.0	(45.6)	31.2	218.7	265.5
Income from discontinued operations, net of tax	—	—	—	—	—	59.4

Net Income (Loss)	$142.9	$102.0	$(45.6)	$31.2	$218.7	$324.9

Net income (loss) per share from continuing operations — basic	$1.89	$1.37	$(0.60)	$0.42	$2.92	$3.60
Per share effect of discontinued operations — basic	—	—	—	—	—	0.81

Net Income (Loss) Per Share — Basic	$1.89	$1.37	$(0.60)	$0.42	$2.92	$4.41

Net income (loss) per share from continuing operations — diluted	$1.81	$1.34	$(0.60)	$0.41	$2.81	$3.53
Per share effect of discontinued operations — diluted	—	—	—	—	—	0.79

Net Income (Loss) Per Share — Diluted	$1.81	$1.34	$(0.60)	$0.41	$2.81	$4.32

Dividends Per Share	$0.22	$0.20	$0.44	$0.40	$0.88	$0.80

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30		December
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
Assets

Cash and cash equivalents	$385.0	$470.9	$817.7
Short-term investments	17.8	26.2	34.3
Receivables, net	843.1	555.6	642.5
Due from affiliates	58.2	53.9	40.1
Inventories	411.5	392.0	357.6
Deferred income taxes	—	42.9	49.9
Other current assets	42.3	38.6	29.0

Total current assets	1,757.9	1,580.1	1,971.1

Property, plant and equipment (less accumulated depreciation and depletion of $2,249.3, $2,053.6 and $2,204.9)	2,492.0	2,318.4	2,491.8
Goodwill	510.6	501.1	511.5
Other assets, net	436.5	319.9	429.7

Total Assets	$5,197.0	$4,719.5	$5,404.1

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$540.6	$496.0	$537.1
Redeemable preferred shares	135.1	—	138.1
Deferred income taxes	10.4	—	—
Income taxes payable	33.6	2.7	50.8
Short-term borrowings and current portion of long-term debt	251.8	75.5	356.5

Total current liabilities	971.5	574.2	1,082.5

Long-term debt	474.1	714.5	470.8
Redeemable preferred shares	—	123.8	—
Deferred income taxes	233.9	156.0	242.4
Other long-term liabilities	501.1	540.8	495.5

Total Liabilities	2,180.6	2,109.3	2,291.2

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 71.6, 70.2 and 70.6 million shares, respectively)	71.6	70.2	70.6
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.0, 4.1 and 4.0 million shares, respectively)	31.8	32.3	31.9
Additional paid-in-capital	780.4	751.6	756.3
Retained earnings	2,035.3	1,883.5	2,115.0
Accumulated other comprehensive income (loss):
Foreign currency translation	182.3	32.5	226.9
Minimum pension liability	(89.5)	(163.0)	(89.8)
Derivative adjustment	4.5	3.1	2.0

Total Shareholders’ Equity	3,016.4	2,610.2	3,112.9

Total Liabilities and Shareholders’ Equity	$5,197.0	$4,719.5	$5,404.1

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months		Twelve Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Cash Flows from Operations
Net income (loss)	$(45.6)	$31.2	$218.7	$324.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, depletion and amortization	117.8	99.6	229.5	200.0
Provision for bad debts	1.9	1.3	4.3	1.8
Deferred income taxes	53.7	7.2	80.3	19.9
Gain on sale of assets	(1.6)	(2.1)	(7.6)	(40.0)
Gain on sale of discontinued operations	—	—	—	(93.1)
Tax on sale of discontinued operations	—	—	—	37.9
Net change in noncurrent assets and liabilities	24.8	(44.1)	7.9	(60.4)
Net change in operating working capital	(304.0)	(228.0)	(220.1)	60.0

Net Cash Provided by (Used in) Operations	(153.0)	(134.9)	313.0	451.0

Cash Flows from Investing
Capital expenditures	(166.1)	(117.4)	(399.0)	(247.2)
Acquisitions, net of cash acquired	(3.3)	(7.6)	(4.8)	(14.4)
Redemptions of short-term investments, net	16.5	42.4	8.4	2.4
Proceeds from property, plant and equipment dispositions	7.9	17.1	57.4	80.4
Proceeds from sale of discontinued operations	—	—	—	123.9
Income tax payments on gain from sale of discontinued operations	—	—	—	(37.9)
Other	(4.3)	6.5	(10.5)	10.5

Net Cash Used for Investing	(149.3)	(59.0)	(348.5)	(82.3)

Cash Flows from Financing
Issuance (repayment) of long-term debt, net	2.7	(3.5)	6.3	(4.9)
Issuance (repayment) of short-term borrowings, net	(104.9)	75.8	(76.3)	(251.9)
Issuance of equity securities	42.0	22.7	71.5	33.7
Repurchase of common stock	(33.8)	(7.7)	(75.2)	(7.7)
Dividends, net of reinvestments	(17.2)	(28.0)	(33.4)	(53.7)

Net Cash Provided by (Used for) Financing	(111.2)	59.3	(107.1)	(284.5)

Effect of exchange rate changes	(19.2)	(25.1)	56.7	11.2

Net Increase (Decrease) in Cash and Cash Equivalents	(432.7)	(159.7)	(85.9)	95.4
Cash and Cash Equivalents at the Beginning of the Period	817.7	630.6	470.9	375.5

Cash and Cash Equivalents at the End of the Period	$385.0	$470.9	$385.0	$470.9

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
     Most of our markets are affected by seasonal, weather-related conditions, which impact construction activity. Construction activity typically diminishes in the winter, particularly in Canada and the Northern U.S. where we have significant operations. In addition, substantial portions of the year’s major maintenance projects are performed during periods of low plant utilization with the associated costs expensed as incurred. Due to seasonal, weather-related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.
     The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented and all of the adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Lafarge”, “company”, “we”, “us”, “our” and similar terms refer to Lafarge North America Inc. and its subsidiaries. Certain reclassifications have been made to prior periods to conform to the 2005 presentation.
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
     The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had recognized compensation expense for the fixed stock option plan in accordance with the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) (in millions, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Net Income (Loss)
As reported	$142.9	$102.0	$(45.6)	$31.2	$218.7	$324.9
Deduct fair value of stock-based employee compensation, net of tax	(2.4)	(2.2)	(4.7)	(4.2)	(9.3)	(7.8)

Pro forma	$140.5	$99.8	$(50.3)	$27.0	$209.4	$317.1

Basic Net Income (Loss) Per Share
As reported	$1.89	$1.37	$(0.60)	$0.42	$2.92	$4.41
Pro forma	$1.86	$1.34	$(0.67)	$0.36	$2.79	$4.30

Diluted Net Income (Loss) Per Share
As reported	$1.81	$1.34	$(0.60)	$0.41	$2.81	$4.32
Pro forma	$1.78	$1.31	$(0.67)	$0.36	$2.69	$4.21
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

Note 3. Inventories
     We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we determine the cost for the majority of our U.S. cement inventories using the last-in, first-out method (“LIFO”). We determine the cost for other inventories using the average cost method. The value of inventory calculated by the LIFO method approximates the value using the average cost method. At June 30, 2005 and 2004 and at December 31, 2004, our inventories consisted of the following (in millions):

	June 30		December 31
	2005	2004	2004
Finished products	$232.9	$230.7	$205.6
Work in process	45.4	35.4	27.4
Raw materials and fuel	63.1	58.4	54.1
Maintenance and operating supplies	70.1	67.5	70.5

Total inventories	$411.5	$392.0	$357.6

Note 4. Pension and Other Postretirement Benefits
     The components of our net periodic pension and other postretirement expenses, including the expenses of the Blue Circle Mirror Plans which are reimbursed to us by Lafarge S.A. pursuant to a management agreement, are as follows (in millions):

	Pension Benefits
	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Service cost	$8.1	$7.5	$16.2	$15.1	$31.4	$29.1
Interest cost	15.1	13.2	30.3	26.3	60.2	56.6
Expected return on plan assets	(17.6)	(14.9)	(35.3)	(29.7)	(74.5)	(64.7)
Amortization of prior service cost	1.0	0.6	2.0	1.1	4.5	3.2
Amortization of actuarial loss	8.6	7.0	17.3	13.9	31.7	23.1
Other	–	–	–	–	(0.4)	1.4

Net periodic benefit cost	$15.2	$13.4	$30.5	$26.7	$52.9	$48.7

	Other Postretirement Benefits
	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Service cost	$2.2	$2.0	$4.4	$4.0	$8.1	$6.8
Interest cost	4.1	4.6	8.2	9.0	14.8	17.4
Amortization of prior service credit	(0.2)	(0.2)	(0.4)	(0.3)	(0.9)	(0.6)
Amortization of actuarial loss	0.7	1.3	1.3	2.6	1.1	3.7
Other	–	–	–	–	–	0.7

Net periodic benefit cost	$6.8	$7.7	$13.5	$15.3	$23.1	$28.0

Note 5. Net Income (Loss) Per Share from Continuing Operations
     Net income (loss) per share from continuing operations is as follows (in millions, except per share amounts):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Basic Calculation
Earnings (loss) from continuing operations	$142.9	$102.0	$(45.6)	$31.2	$218.7	$265.5

Weighted average number of shares outstanding	75.7	74.2	75.5	74.1	75.0	73.7

Basic net income (loss) per share from continuing operations	$1.89	$1.37	$(0.60)	$0.42	$2.92	$3.60

Diluted Calculation
Earnings (loss) from continuing operations	$142.9	$102.0	$(45.6)	$31.2	$218.7	$265.5

Weighted average number of shares outstanding	75.7	74.2	75.5	74.1	75.0	73.7
Net effect of the dilutive stock options based on the treasury stock method	1.1	0.8	–	0.8	1.0	0.7
Net effect of dilutive stock warrant based on the treasury stock method	2.2	1.1	–	1.0	1.9	0.8

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	79.0	76.1	75.5	75.9	77.9	75.2

Diluted net income (loss) per share from continuing operations	$1.81	$1.34	$(0.60)	$0.41	$2.81	$3.53

     Basic net income (loss) per share was computed by dividing earnings (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income (loss) per share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.
     Diluted weighted average shares exclude 1.2 million and 2.2 million anti-dilutive shares related to stock options and the stock warrant, respectively, for the six months ended June 30, 2005. Their effect is anti-dilutive as the result for that period was a net loss.

Note 6. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Net income (loss)	$142.9	$102.0	$(45.6)	$31.2	$218.7	$324.9
Foreign currency translation adjustments	(30.5)	(43.1)	(44.6)	(69.8)	149.8	16.7
Minimum pension liability adjustment, net of income taxes	0.2	—	0.3	—	73.5	(22.3)
Change in fair value of derivative instruments, net of income taxes	1.5	1.6	2.5	2.1	1.4	1.5

Comprehensive income (loss)	$114.1	$60.5	$(87.4)	$(36.5)	$443.4	$320.8

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

     Operating segment information consists of the following (in millions):

	Three Months		Six Months		Twelve Months
	Ended June 30		Ended June 30		Ended June 30
	2005	2004	2005	2004	2005	2004
Net sales from continuing operations:
Aggregates, Concrete & Asphalt
Revenues from external customers	$690.2	$581.0	$996.5	$866.6	$2,395.1	$2,148.4
Intersegment revenues	3.7	2.8	5.5	3.9	10.5	6.7
Cement
Revenues from external customers	383.4	329.5	562.2	478.7	1,255.1	1,105.6
Intersegment revenues	57.1	45.5	87.2	73.3	195.0	169.9
Gypsum
Revenues from external customers	99.7	79.4	191.5	153.5	364.6	290.3
Eliminations	(60.8)	(48.3)	(92.7)	(77.2)	(205.5)	(176.6)

Total net sales from continuing operations	$1,173.3	$989.9	$1,750.2	$1,498.8	$4,014.8	$3,544.3

Earnings from continuing operations:
Aggregates, Concrete & Asphalt (a)	$84.5	$70.8	$10.9	$7.2	$211.5	$206.3
Cement (a)	131.5	112.4	112.5	94.2	346.7	310.7
Gypsum (a)	17.5	7.0	30.0	11.5	51.8	15.2
Corporate and unallocated expenses	(25.3)	(22.0)	(46.7)	(42.8)	(95.1)	(61.1)

Earnings before preferred dividends, interest and income taxes	208.2	168.2	106.7	70.1	514.9	471.1
Redeemable preferred shares dividends	(2.2)	(1.7)	(4.0)	(3.4)	(8.7)	(7.2)
Interest expense, net	(7.1)	(8.6)	(13.9)	(17.0)	(25.7)	(39.8)

Earnings from continuing operations before income taxes	$198.9	$157.9	$88.8	$49.7	$480.5	$424.1

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, redeemable preferred shares dividends, interest, and income taxes.
     Assets by operating segment consist of the following (in millions):

	June 30		December 31
	2005	2004	2004
Aggregates, Concrete & Asphalt	$2,282.5	$2,114.3	$2,204.6
Cement	1,564.1	1,361.6	1,505.2
Gypsum	349.0	322.3	329.6
Corporate and unallocated	1,001.4	921.3	1,364.7

Total assets	$5,197.0	$4,719.5	$5,404.1

Note 8. Discontinued Operations
     Our sale of Lafarge Florida Inc. to Florida Rock Industries, Inc. closed on August 12, 2003. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. Included in “Income from discontinued operations, net of tax” in the condensed consolidated statements of income for the twelve months ended June 30, 2004 is a pretax gain on sale of $93.1 million as well as sales from discontinued operations of $11.4 million.
Note 9. Restructuring Reserve
     In November 2002 and in accordance with Emerging Issues Task Force Issue 94-3, Liability Recognition for Costs to Exit an Activity, we recorded a reserve of approximately $11.0 million in connection with the idling of our gypsum drywall operations in Wilmington, Delaware. Through June 30, 2005, we have made cumulative payments of $10.4 million. During the six months ended June 30, 2005, we revised our estimate of the remaining liability resulting in the recording of a $0.6 million benefit. As of June 30, 2005, the remaining liability is zero.
Note 10. Income Taxes
     In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During the first quarter of 2005, we decided to repatriate approximately $1.1 billion of Canadian earnings during 2005. Accordingly, as provided for in FSP 109-2, we recognized a deferred tax provision of $115.7 million during the three months ended March 31, 2005. On May 10, 2005, the U.S. Treasury Department and IRS provided additional guidance for companies electing to repatriate earnings under the favorable provisions of the Jobs Act. As a result of this guidance, we decreased our income tax provision and deferred tax liability related to the repatriation taxes by $12.9 million during the three months ended June 30, 2005. We intend to reinvest the undistributed Canadian earnings that will not be repatriated during 2005 indefinitely in Canada and, therefore, no provision for U.S. income taxes or Canadian withholding taxes has been provided against them.

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
     On June 23, 2005, Bar J Sand and Gravel, Inc. (“Bar J”) initiated a lawsuit against us in the Bernalillo County New Mexico Second Judicial District Court, alleging that our termination of a supply agreement with Bar J was improper and constituted a breach of contract, as well as other claims related thereto. Under the supply agreement in question, we had been mining sand and gravel in consideration for certain royalty payments to Bar J. In the complaint, Bar J seeks unspecified compensatory and punitive damages. We intend to vigorously defend ourselves in this case, and we believe that this matter will not have a materially adverse effect on our financial condition.
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
     On April 19, 1999, several individuals living in Alpena, Michigan filed a class action complaint against us in the United States District Court for the Eastern District of Michigan claiming personal injury and property damages allegedly stemming from certain emissions which they claim originated from our cement manufacturing plant in Alpena. On October 24, 2001, the trial court ordered that the case could proceed as a class action on behalf of all persons who owned single family residences in Alpena from April 1996 to the present who have suffered damage from emissions from the Alpena plant. We appealed the court’s decision on several grounds, including that the court did not have jurisdiction over the putative class as not all class member’s claims satisfied the $75,000 amount in controversy for diversity jurisdiction. Our appeals on this issue, up to the U.S. Supreme Court, proved unsuccessful and our case has been remanded back to the trial court. We intend to vigorously defend the allegations raised. We believe this matter will not have a materially adverse effect on our financial condition.
     When we determine that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of June 30, 2005, such liabilities are not material to our financial statements. While we believe our accruals for such liabilities are adequate, we may incur costs in excess of the amounts provided at June 30, 2005. Although the ultimate amount of liability at June 30, 2005 that may result from these matters or actions is not ascertainable, we believe that any amounts exceeding our recorded accruals will not materially affect our financial condition.
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

Note 12. Recent Accounting Pronouncements
     In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”) that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In June 2005, the EITF modified the consensus requiring entities to now recognize any cumulative effect adjustment in retained earnings. As of June 30, 2005, the balance of our capitalized stripping costs (pre-production and post-production) was approximately $24 million. We are currently evaluating the impact of EITF 04-6 on our financial statements and expect to adopt EITF 04-6 on the required adoption date, currently January 1, 2006.
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We expect to adopt SFAS 123(R) on the required adoption date, currently January 1, 2006. We also expect to adopt its requirements using the “modified prospective” method described in SFAS 123(R). The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 illustrated in the disclosure of pro forma net income (loss) and net income (loss) per share contained in Note 2 above.
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
Note 13. Management Agreement
     On June 30, 2005, we entered into an agreement with Lafarge S.A. and Blue Circle North America (“BCNA”) pursuant to which the parties agreed that the Management Agreement (the “Management Agreement”) dated as of July 11, 2001, by and among Lafarge, Lafarge S.A., and BCNA, as supplemented by the Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001, would be amended and restated effective as of January 1, 2006 and would remain in effect for at least a two-year period beginning on such date. The amended and restated Management Agreement is subject to approval of the board of directors of Lafarge S.A. The current Management Agreement, including all fees payable for 2005, is to remain in effect without amendment until December 31, 2005. For more information regarding the amended and restated Management Agreement, refer to our Current Report on Form 8-K dated June 30, 2005 and filed with the SEC on July 1, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended June 30, 2005
     For the three months ended June 30, 2005, we recorded a net income of $142.9 million, or $1.81 per diluted share. This compares to net income of $102 million, or $1.34 per diluted share, for the three months ended June 30, 2004. During the current quarter, we adjusted the tax liability associated with the repatriation of cash to the U.S. from Canada in response to new guidance issued by the Internal Revenue Service, resulting in a credit to our tax provision of $12.9 million, or $0.17 per diluted share. Results for the three months ended June 30, 2004 include $2.5 million ($1.7 million after taxes or $0.02 per diluted share) related to litigation expenses from a settled case in our cement segment.
     Continued strong volumes in most markets and higher prices in all our product lines more than offset cost pressures, resulting in significant earnings growth across our businesses. As we have anticipated, we have been able to increase volumes in most of our businesses largely due to an improving economy and sustained construction activity. At the same time, the strong market allowed us to benefit from price gains. Prices for the second quarter were up 10 percent in cement, 6 percent in aggregates and 19 percent in gypsum compared to the second quarter of 2004. The strengthening of the Canadian dollar contributed $6.4 million to operating income during the quarter. However, diesel, natural gas and coal costs were $13.3 million higher in the quarter compared with the same period a year ago.
     Net sales were $1,173.3 million, an increase of 19 percent compared to the same period in 2004. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased by 15 percent. U.S. net sales increased by 19 percent while Canadian net sales increased by 9 percent.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported an operating income of $84.5 million in the quarter, 19 percent higher compared with an operating income of $70.8 million during the second quarter of 2004. The increase in operating income was achieved despite significant pressures from energy costs. Diesel costs increased by $4.3 million dollars for the quarter, mainly due to a 35 percent increase in diesel prices. The increase in the value of the Canadian dollar contributed $2.8 million to operating income. Strong performance in the aggregates as well as asphalt and paving product lines was partially offset by increased administrative expenses, primarily higher information technology costs associated with the implementation of an ERP system. Net sales during the quarter were $693.9 million, up 19 percent over last year, or 13 percent higher excluding the favorable impact of the exchange rate.

     We recently reviewed the composition of our previously unallocated AC&A divisional overhead expenses and the costs and benefits of additional allocations to the AC&A product lines. As a result of this analysis, we elected to allocate all AC&A divisional overhead to the AC&A product lines beginning this quarter. This change does not impact overall AC&A segment results. We believe this change will result in a more meaningful presentation of our AC&A product line results. Prior period results were adjusted to provide useful comparisons.
     We recorded an operating income of $61.9 million from the sale of aggregates (crushed stone, sand and gravel), which was $8.4 million better than last year, resulting from strong volumes and price improvement. This was partially offset by increased use of sub-contractors to meet strong demand as well as higher fuel and equipment repair costs. Net sales during the quarter were $227.9 million, $34.2 million higher than last year. Shipments of aggregates of 38.1 million tons were up 6 percent from a strong second quarter 2004. Volumes in the U.S. were 7 percent higher than the prior year quarter, with strong growth in the Great Lakes area and our Western U.S. markets. The market in Colorado, which has experienced significant economic weakness over the past few years, had a volume increase of 12 percent compared to 2004. Canadian volumes were up 1 percent compared with the second quarter of 2004 driven by strong volumes in Western Canada. Average aggregate selling prices were up 5 percent in the U.S. and 6 percent in Canada compared to the same period in 2004 as a result of the successful implementation of price increases in all markets.
     We recorded an operating income of $8.6 million from the sale of our ready-mixed concrete products, which compared to an operating income of $10.5 million in the second quarter of 2004. Net sales during the quarter were $225.9 million, $24.9 million higher than last year. Overall, shipments of ready-mixed concrete in the quarter were 3.2 million cubic yards, 1 percent lower compared to the prior year quarter. In Canada, volumes decreased 3 percent primarily as a result of unusually wet weather in Western Canada, a trucking strike in British Columbia and reduced construction activity in Ontario. Shipments in the U.S. were up 2 percent compared to year ago quarter due to increased project activity in our New Orleans market. Average selling prices were up 8 percent compared with the year ago quarter. As a result of price increases we have implemented, we have been able to offset the effect of material cost increases, but we have not been able to fully offset the increases in energy and other production costs. Net sales and operating income for other concrete products were $30 million and $5.9 million, respectively.
     We recorded an operating income of $8.1 million from the sale of asphalt and paving products and services, which compared to an operating income of $2.7 million in the prior year. Revenues were $210 million, $49.2 million higher than last year, and higher asphalt prices have been successfully passed through in most markets. Although asphalt and paving activities do not generally reach high levels until the third quarter of the year, this business had a good start to the year in both volume and pricing, with favorable activity in all markets.

Cement
     Our cement segment reported an operating income of $131.5 million during the quarter, 17 percent higher compared with the second quarter 2004. Net sales were $440.5 million, an increase of 17 percent compared with the second quarter of 2004. Excluding the favorable impact of the exchange rate, revenues rose 15 percent and operating profit rose 13 percent compared with the same period last year.
     The positive contributions from strong volumes and favorable prices were partially offset by rising costs. The major cost factors were fuel and energy costs, raw material costs, plant production costs and costs of additional imports. Fuel and energy costs, driven primarily by higher coal and diesel prices, were up $5.4 million compared to the year ago quarter. Our raw material costs were up by $3.2 million for the quarter as a result of higher use of refractory to support increased reliability, increased additives to support higher cement output and premium products and general inflation. Our fixed plant production costs were up 17 percent or $8.8 million dollars for the quarter. Approximately half of the increase relates to costs associated with maximizing our 2005 production and timing of spending compared to 2004. In addition, we experienced several unplanned plant outages that limited output for the quarter and increased our maintenance costs. These outages and maintenance adversely affected second quarter results by $1.6 million. In order to meet our customer needs, we shipped 97,000 tons of imported product during the quarter, bringing our total imports to 144,000 tons for the first six months. In addition, we imported 100,000 tons of clinker, 31,000 tons of which have been consumed to date. The cost of imported product increased by approximately 40 percent compared to year ago levels as a result of higher transport costs and increases in global cement prices.
     Total cement volumes during the quarter were 4.2 million tons, up 3 percent. U.S. volumes of 3.1 million tons were up 3 percent, while Canadian volumes were up 4 percent to 1.1 million tons. Because we expected demand for cement would be stronger than last year, we took a number of actions to maximize our ability to ship cement and serve our customer needs. We have accelerated kiln turnarounds, activated swing kilns, increased the number of distribution and storage facilities, and contracted to import additional cement and clinker.
     Average cement prices were 10 percent higher than the year ago quarter, due to the effect of two successful price increases in 2004, followed by an additional increase during the first half of 2005. Prices in the U.S. were up 12 percent over the same period last year, while prices in Canada were up 6 percent. This year, we have successfully implemented a $6 per ton price increase in both the U.S. and Canada. In addition, we are implementing a second round of price increases of $5 per ton in July and August this year in several U.S. markets.

Gypsum
     Our Gypsum segment reported operating income of $17.5 million in the second quarter of 2005, a $10.5 million increase over the prior year quarter. Higher selling prices and continued strong demand contributed significantly to the increase, more than offsetting higher costs for natural gas and paper. Net sales reached $99.7 million, an increase of 26 percent compared with the same period last year. Wallboard sales volumes of 578 million square feet were 7 percent higher compared to the same period last year, due largely to continued high levels of activity in residential and commercial construction and renovation in both U.S. and Canadian markets.
     Average wallboard prices of $143 per msf (thousand square feet) during the quarter were 19 percent higher compared with the second quarter 2004. Including the recently announced price increase effective July 5, 2005, a total of three price increases have been successfully implemented during 2005.
     Production costs per msf increased by 8 percent compared with last year due to higher paper and natural gas costs. Higher levels of production activity during the quarter also generated increased labor costs, which were partially offset by improved plant productivity.
     We recognized accelerated depreciation expense of $1.1 million during the quarter related to old equipment that will be replaced during the modernization of our gypsum drywall manufacturing facility in Buchanan, New York. The accelerated depreciation will be a recurring expense each quarter through the second quarter of 2006.
Corporate and Other Expenses
     Corporate and other expenses for the three months ended June 30, 2005 were $25.3 million, an increase of $3.3 million compared to the prior year quarter. The increase was due to net foreign exchange losses, higher employee compensation, consulting fees, and amortization expenses related to our information technology (ERP) initiative.
Income from Managed Assets
     During the three months ended June 30, 2005 and 2004, we recognized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and aggregates, concrete and asphalt businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $62.5 million and $61.4 million for the three months ended June 30, 2005 and 2004, respectively, which included pro-rata billings for the annual management fee, direct payroll, pension and other postretirement benefit expenses and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $59.5 million and $58.4 million for the three months ended June 30, 2005 and 2004, respectively. See Note 13 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” for developments related to our management agreement.

Interest Expense, Net
     Net interest expense of $7.1 million was $1.5 million lower than last year’s quarter. Net interest expense decreased by $0.4 million due to lower short-term debt balances, $0.5 million due to higher capitalized interest from on-going capital expenditure projects and $0.3 million due to higher levels of interest income from invested cash balances. This was partially offset by the impact of higher short-term rates on the fixed-to-floating rate swap.
Income Taxes
     For the three months ended June 30, 2005, we recorded an income tax expense of $56.0 million compared to $55.9 million in prior year quarter. As indicated earlier, we recorded a credit of $12.9 million during the quarter to reduce our deferred tax liability and income tax provision related to repatriated earnings. This reduction resulted from recently issued U.S. Treasury and IRS guidance clarifying the application of the favorable repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). Excluding this item, effective tax rate for the quarter was 34.6 percent compared to 35.4 percent in the second quarter of 2004. This improvement reflects a reduction in U.S. tax rates related to the qualified production activity tax deduction as defined in the Jobs Act.
Six Months Ended June 30, 2005
     For the six months ended June 30, 2005, we recorded a net loss of $45.6 million, or $0.60 per diluted share, compared with a net income of $31.2 million, or $0.41 per diluted share, in 2004. Results for 2005 include a one-time tax-charge of $102.8 million, or $1.36 per diluted share, associated with our decision to repatriate approximately $1.1 billion from our Canadian subsidiary. Results for 2004 include $5.1 million ($3.3 million after taxes or $0.04 per diluted share) related to litigation expenses from a settled case in our cement segment.
     All of our businesses recorded higher operating results compared to last year, driven mostly by volume and price gains. Given first quarter trends, we anticipated a strong market environment for the year and implemented various measures to maximize our ability to increase shipments across all product lines. In our cement business, we accelerated kiln turnaround, activated swing kilns, and expanded distribution capabilities. In our aggregates business, we increased quarry stripping and accelerated maintenance. While we realized significant gains from strong volumes and favorable pricing, our operating results were negatively impacted by cost pressures relating to energy, raw materials and general inflation. Diesel, coal, and natural gas costs for the first half were $19.8 million higher than year ago levels. This was partially offset by the favorable impact of a stronger Canadian dollar which contributed $1.8 million in the first six months. Pension and other postretirement benefit expenses, excluding the Blue Circle mirror plans, were up only $1.5 million for the first six months; although we expect full year expenses to be up by approximately $15 million.
     Net sales for 2005 were $1,750.2 million, an increase of 17 percent compared to the same period last year. Excluding the favorable exchange rate impact, net sales were up 13 percent.

Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported an operating income of $10.9 million, which was $3.7 million higher than last year. Profitability of our Western U.S. operations has increased significantly due to strong activity in New Mexico and continued improvements in Colorado markets. The Western Canadian operations have also continued to post strong results. Rising energy costs negatively impacted segment results by $7.7 million. In addition, administrative expenses increased mainly due to higher information technology costs associated with the implementation of an ERP system. Net sales of $1,002.0 million were 15 percent higher than 2004, or 10 percent excluding the favorable effect of foreign exchange rate.
     We recorded an operating income of $30.4 million from the sale of aggregates, $2.1 million higher than last year. Strong volumes and price improvement were partially offset by higher fuel costs, increased use of subcontractors, repairs and administrative costs. Net sales were $336.4 million, $42.5 million higher than 2004. Shipments of aggregates of 55.2 million tons were up 6 percent from last year. Volumes in the U.S. were up 6 percent compared to the same period last year, driven by the strong demand in Missouri, New Mexico, Colorado and the Great Lakes market. In Canada, volumes increased by 2 percent due to strong volumes in Edmonton and shipments to the U.S. west coast markets. Average selling prices of aggregates increased 6 percent in Canada and 4 percent in the U.S. with the successful implementation of two price increases in most of our markets this year.
     We recorded an operating loss of $4.4 million from the sale of our ready-mixed concrete products compared to an operating income of $1.5 million for the same period last year. Strong margin over materials improvement was offset by sharp increases in fuel, raw materials, production costs and administrative costs. Net sales of $360.3 million increased $30.9 million from prior year. Average selling prices were up 7 percent with significant increases in all markets. Shipments of ready-mixed concrete were 5.0 million cubic yards, 2 percent lower than 2004. Canadian shipments of 2.8 million cubic yards were down 5 percent, due to unusually wet weather in Western Canada, a trucking strike in British Columbia and reduced construction activity in Ontario. U.S. volumes increased 2 percent to 2.2 million cubic yards, as increases in our New Orleans market were partially offset by weakness in our Missouri market. Net sales and operating income for other concrete products were $45.3 million and $4.8 million, respectively.
     We recorded an operating loss of $19.8 million from the sale of asphalt and paving products and services, $5.9 million less than prior year. Net sales were up $59.3 million from 2004 to $259.9 million. Increases in asphalt and paving volumes reflect a good start for our business. However, since most of the activity occurs during the second half of the year, revenues and earnings of the first six months may not be indicative of full year results.

Cement
     Operating income from our cement segment was $112.5 million, $18.3 million higher than last year. The favorable Canadian dollar contributed $4.4 million to the cement earnings. Net sales of $649.4 million increased by 18 percent compared to prior year, or 15 percent excluding the favorable effect of foreign exchange rate.
     Cement shipments of 6.2 million tons were up 4 percent, driven by strong underlying market demand. U.S. shipments of 4.5 million tons were up 5 percent, coming mostly from robust sales in our markets near the Mississippi or Ohio rivers. Canadian shipments were 2 percent higher as growth in our Alberta and Saskatchewan markets offset weak activity in our Ontario markets. Average cement selling prices were 10 percent higher compared to the same period last year reflecting the impact of price increases in 2004 and an additional increase in the first half of 2005 in all of our markets.
     Strong volumes and successful price increases were partially offset by rising energy and raw material costs, higher cement imports, and costs to prepare for a strong 2005 shipping season. Energy costs adversely affected earnings by $8.7 million during the first half of the year. Plant costs have increased by $11.4 million, partially due to our efforts to increase production in support of a strong shipping season later in the year. We mobilized additional clinker production capacity, expanded our storage and distribution capabilities, shortened kiln turnarounds, and increased our cement and clinker imports. We shipped 144,000 tons of imported cement in the first half of 2005 compared to 84,000 tons in the same period last year at a much higher cost per ton.
Gypsum
     The operating income from our gypsum segment totaled $30 million during the first six months, an increase of $18.5 million compared to the same period last year, benefiting from higher selling prices and strong demand. Earnings were partially offset by a 7 percent increase in unit production cost due to higher energy, paper, gypsum and labor costs. We also recognized a $2.2 million expense related to the accelerated depreciation of old equipment in our Buchanan facility. Net sales for 2005 were $191.5 million, a $38 million increase from last year.
     Wallboard sales volumes for the first six months reached 1,130 million square feet, up 4 percent compared to year ago period, driven by sustained construction in the U.S. and Canada. Average selling prices for the first half of 2004 were $140 per msf, $25 per msf higher than last year’s level.
Corporate and Other Expenses
     Corporate and other expenses for first six months were $46.7 million, an increase of $3.9 million from the same period last year. The increase was principally due to foreign exchange transaction losses, consulting fees and depreciation partially offset by the absence of $1.7 million in divestment losses in 2004.

Income from Managed Assets
     During the six months ended June 30, 2005 and June 30, 2004, we recognized $6.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $128.3 million and $117.2 million in 2005 and 2004, respectively, which included pro-rata billings for the annual management fee, direct payroll, pension and other postretirement benefit expenses and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $122.3 million and $111.2 million in 2005 and 2004, respectively.
Interest Expense, Net
     Net interest expense for the first six months was $13.9 million, $3.1 million lower than prior year. The improvement was primarily due to an increase in capitalized interest of $2.3 million and an increase in interest income from invested cash balances of $1.4 million. This was partially offset by an increase of $0.8 million in interest expense due to higher short-term rates on our fixed-to-floating swap.
Income Taxes
     For the six months ended June 30, 2005, we recorded an income tax expense of $134.4 million in 2005 compared to $18.5 million we recognized in 2004. Our results included a one-time tax charge of $102.8 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005. Excluding this one-time tax charge, our effective income tax rate was 35.6 percent in 2005 compared to 37.2 percent in 2004. This improvement reflects a reduction in U.S. tax rates related to the qualified production activity tax deduction as defined in the Jobs Act. In addition, non-deductible expense associated with redeemable preferred shares dividends had a disproportionate impact on the apparent 2004 effective tax rate due to relatively low pretax income in 2004.
Twelve Months Ended June 30, 2005
     For the twelve months ended June 30, 2005, we recorded net income of $218.7 million, or $2.81 per diluted share, compared with net income of $324.9 million, or $4.32 per diluted share during the same period last year. There were a number of specific items affecting our earnings for the twelve months ended June 30, 2005 and 2004. In 2005, net income included a one-time tax charge of $102.8 million ($1.32 per diluted share), associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary. In addition, in 2005, net income included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $5.5 million ($3.6 million after taxes or $0.05 per diluted share) related to settled litigation in our cement segment. Results for twelve months ended June 30, 2004 included income from discontinued operations of $59.4 million ($0.79 per diluted share), a gain of $31.2 million ($18.9 million after taxes or $0.25 per diluted share) from the sales of one of our cement terminals offset by legal expenses of $5.2 million ($3.4 million after taxes or $0.04 per diluted share) related to settled litigation in our cement segment and a charge of $7.6 million ($0.10 per diluted share) associated with provincial tax changes legislated in both Ontario and Alberta as well as the higher tax rate applicable to the sale of the Detroit cement terminal.
     Overall, our earnings from continuing operations before income taxes increased by $56.4 million to $480.5 million in 2005, with improved profitability across all our businesses. The favorable pricing environment and continued strong demand more than offset higher energy costs, raw material costs, and plant fixed costs. The stronger Canadian dollar positively contributed $18.1 million to our operating results. Profitability of our aggregates, concrete and asphalt business improved driven primarily by the strong volumes and pricing in our aggregates business. Cement profitability was higher than last year due to stronger volumes in most regions and the successful implementation of price increases in the U.S. and Canada. Results in our gypsum business improved significantly due to higher selling prices and continued strong demand.
     Consolidated net sales for the twelve months ended June 30, 2005 were $4,014.8 million, an increase of 13 percent (10 percent, excluding the favorable exchange rate impact) compared to the prior year period.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported operating income of $211.5 million, compared to operating income of $206.3 million in same period last year. Net sales of $2,405.6 million were 12 percent higher than the prior year period. The favorable impact of the Canadian dollar, which contributed $8.8 million to reported profit for the twelve month period, was partially offset by a $2.8 million increase in pension and other postretirement benefit expenses. Higher fuel costs across all product lines, increased maintenance costs with higher plant activity and accelerated stripping activities in 2005 increased our operating costs.
     We recorded operating income of $147.8 million from the sale of aggregates, 11 percent higher than the same period last year, driven by record volumes and higher selling prices in most regions. This was partially offset by higher energy costs, additional subcontractors cost to meet higher demand and maintenance and repair costs. Shipments of aggregates increased by 7 percent to 136.3 million tons compared with the prior year period as a result of solid overall demand in U.S. and in Canada. In the U.S., volumes increased by 7 percent with increased shipments in the Great Lakes, Maryland, New Mexico, Missouri and Colorado markets. Canadian volumes increased by 6 percent primarily due to strong volumes in the U.S. west coast, Northwest, Quebec, Calgary and Central Canada. The average selling price in the U.S. increased by 3 percent with the implementation of price increases in 2005 in all markets. In Canada, the average selling price was flat compared to last year as higher prices in Eastern Canada were offset by lower prices in Western Canada.
     We recorded $19.1 million of operating income from the sale of our ready-mixed concrete products, $13.9 million lower than the same period last year. Margin over materials was 2 percent higher compared to last year, as improvements in Western U.S. and Western Canada offset lower pricing in the Montreal market due to increased competition, as well as higher raw material and fuel costs in all regions. Shipments of 11.3 million cubic yards decreased 1 percent from the prior year period driven by lower volumes in Canada due to wet weather, a strike and some slowdown in the market. This was partially offset by increased volumes in our Maryland and Louisiana markets. Net sales and operating income for our other concrete products were $97.5 million and $12.5 million, respectively.
     We recorded $32.2 million of operating income from the sale of asphalt and paving products and services, 7 percent higher than the same period last year. The improvement was driven by favorable activity in all markets. Results for the twelve months ended June 2004 included losses related to our exit from the Western U.S. portable highway paving business. Revenues were $751.7 million, 14 percent higher than the same period last year.
Cement
     Our cement segment reported operating income from continuing operations of $346.7 million, 12 percent higher than the same period last year. The favorable exchange rate impact contributed $11.9 million to cement earnings for the twelve months ended June 30, 2005. Net sales of $1,450.1 million increased by 14 percent from the same period last year (11 percent excluding the favorable Canadian currency impact). Higher volumes and better prices offset increased cost pressures from rising energy prices, as well as costs associated with increasing our production and using more imports. Our clinker production has increased by 678,000 tons, or 6 percent compared with the same period in 2004. Even with this increased production level, demand has outpaced supply. In order to meet the increased levels of demand, we have imported more cement than in the prior year and have expanded our distribution and storage capabilities.
     Excluding divested Florida operations, cement shipments of 14.4 million tons were up 4 percent, driven by strong demand across most of our markets and continued favorable weather conditions. U.S. shipments increased 5 percent compared to last year with most of the increase coming from our markets in the Western U.S. and our markets near the Mississippi or Ohio rivers. Canadian shipments improved by 3 percent with most of the increases coming from Western Canada.
     Average cement price increased by 6 percent compared to the prior year period (excluding the foreign exchange impact and the sale of Lafarge Florida Inc.). Higher prices reflect the impact of two price increases successfully implemented in our U.S. markets in 2004 and price increases in the first half of 2005 in most of our North American markets. Average cement selling prices were up 4 percent in Canada and up 7 percent in the U.S.
Gypsum
     Our gypsum segment reported operating income of $51.8 million on net sales of $364.6 million, which compared to an operating income of $15.2 million on net sales of $290.3 million for the same period last year. Volumes and prices increased, driven by strong demand in the residential market, but were partially offset by higher paper, gypsum and natural gas prices as well as labor costs.

     Sales volume of 2,225 million square feet is up 2 percent from the same period last year as demand in the residential construction activity continued to be strong in the U.S. and Canada. Average selling prices increased to $136 per msf, $27 per msf higher than last year, reflecting the impact of three price increases since July 2004.
Corporate and Other Expenses
     Corporate and other expenses for the twelve months ended June 30, 2005 amounted to an expense of $95.1 million, an increase of $34 million from prior year. Results for the twelve months ended June 30, 2004 included a divestment gain of $31.2 million related to the sale of the Detroit cement terminal. Corporate expenses were higher in 2005 due to higher employee compensation, audit and consulting fees, and higher currency translation losses on U.S. dollar investments in Canada.
Income from Managed Assets
     During the twelve months ended June 30, 2005, we recognized $16.3 million in management fees, an increase of $4.3 million compared to 2004 as a result of a management incentive fee. Gross proceeds from the management of these assets totaled $255.4 million and $222.0 million for the twelve months ended June 30, 2005 and 2004, respectively, which included pro-rata billings for the annual management fee, direct payroll, pension and other postretirement benefit expenses and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $239.1 million and $210.0 million for the twelve months ended June 30, 2005 and 2004, respectively.
Interest Expense, Net
     Net interest expense of $25.7 million was $14.1 million lower than in the twelve months ended June 30, 2004. The improvement was due to an increase in interest income from invested cash balances of $5.4 million as well as an increase in capitalized interest of $3.7 million. In addition, the fixed-to-floating rate interest rate swap we executed in the first quarter of 2004 reduced interest expense by $1.6 million for the twelve months ended June 30, 2005.
Income Taxes
     Income tax expense from continuing operations increased to $261.8 million in the twelve months ended June 30, 2005 compared to $158.6 million in the twelve months ended June 30, 2004. The increase is primarily due to a one-time tax charge of $102.8 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005, partially offset by a tax benefit of $6.3 million. Income tax expense for the twelve months ended June 30, 2004 includes an additional $7.6 million of tax expenses to reflect provincial tax changes legislated in both Ontario and Alberta, as well as the higher tax rate applicable to the sale of the Detroit cement terminal. Excluding these tax adjustments, the effective income tax rate was 34.4 percent and 35.0 percent for the twelve months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources
Six Months Ended June 30, 2005 and 2004
     Net cash of $153.0 million was used in operations in the first six months of 2005 compared with $134.9 million used during the same period in 2004. The increase in cash used in operations reflects higher working capital required resulting from significant sales growth in 2005. Prior year use of our securitized receivable financing favorably affected cash used in operations during 2004 by $15.7 million. As a result of adequate liquidity levels, we elected not to utilize securitized receivable financing during the first six months of 2005. Pension contributions, which are reflected in “Net change in noncurrent assets and liabilities,” decreased $58 million.
     Net cash used by investing activities was $149.3 million compared to $59.0 million used during the same period in 2004 representing a change of $90.3 million. Capital expenditures increased $48.7 million principally due to increased spending on various projects including projects associated with our ERP system implementation. Capital expenditures, before acquisitions, are expected to be approximately $420 million to $440 million in calendar year 2005.
     Net cash used by financing activities for the six months ended June 30, 2005 was $111.2 million compared to net cash provided by financing activities of $59.3 for the comparable period in 2004. As a result of improving liquidity and due in part to cash repatriated from Canada (see below for more detail), we elected to repay certain short-term borrowings, which resulted in a net repayment during the first six months of 2005 of $104.9 million. During the first six months of 2004, we issued short-term debt to fund working capital requirements, which resulted in a net issuance of short-term borrowings of $75.8 million. Employee stock option exercises were significantly higher during the first six months of 2005, which resulted in $42.0 million of proceeds received by the company compared to $22.7 million during the comparable 2004 period.
Twelve Months Ended June 30, 2005 and 2004
     Net cash provided by operations was $313 million for the twelve months ended June 30, 2005 compared to $451 million in the same period last year. The decrease in cash provided by operations is primarily due to securitized receivable financing levels. Securitized receivable financing levels unfavorably impacted cash provided from operations by $152 million for the twelve months ended June 30, 2005 whereas the comparable period in 2004 was favorably impacted by $19 million. The decrease in cash flow from operations also reflects higher working capital required resulting from significant sales growth in 2005. Pension contributions for the twelve months ended June 30, 2005 decreased $72.1 million from the comparable period in 2004 to $43.4 million due to certain voluntary contributions made in early 2004.
     For the twelve months ended June 30, 2005, net cash used in investing activities was $348.5 million representing an increase of $266.2 million. Capital expenditures increased by $151.8 million principally due to increased spending on information technology projects, costs associated with the replacement cement terminal in Detroit, Michigan and $29.7 million of additional capital expenditures associated with our Sugar Creek, Missouri cement plant. Net cash used in investing activities for the twelve months ending June 30, 2004 was partially offset by proceeds from the sale of Lafarge Florida Inc. ($86.0 million, net of taxes).
     During the twelve months ended June 30, 2005, net cash used for financing activities was $107.1 million compared to $284.5 million in the comparable period in 2004. Net short-term borrowing repayments were $76.3 million and $251.9 million for the twelve months ended June 30, 2005 and 2004, respectively. The latter period reflects the use of proceeds received from the sale of Lafarge Florida Inc. and the former Detroit cement terminal to pay down short-term borrowings. Issuance of equity securities increased by $37.8 million to $71.5 million due to more stock option exercises. This increase in proceeds from stock option exercises was more than offset by common stock repurchases, which increased by $67.5 million to $75.2 million. Cash spent on dividends decreased due to higher dividend reinvestment activity.
Other
     In 2005, we decided to repatriate almost $1.1 billion of Canadian earnings under the repatriation provisions of the Jobs Act. Repatriation will substantially increase liquidity in the United States, although use of the additional liquidity will be restricted by the domestic reinvestment plan required by the Jobs Act. There will be a corresponding reduction in liquidity at our Lafarge Canada Inc. (“LCI”) subsidiary. LCI may be required to borrow in order to repatriate their earnings to the U.S. Through June 30, 2005, we repatriated $440 million (net of Canadian withholding tax) in cash from Canada. In addition, beginning on December 29, 2005, Canadian $166.4 million (approximately U.S. $135.1 million) in preferred shares issued by a Canadian subsidiary in 2000, in connection with our acquisition of the Warren Paving and Materials Group, will be redeemable at the option of the holder. We also may be required to borrow if the holder of the preferred shares elects to redeem these shares. We expect our significant positive Canadian cash flows would be sufficient to repay any debt and replenish Canadian cash balances over time.
     We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars. The strengthening of the Canadian dollar during the twelve months ended June 30, 2005 has resulted in an increase in shareholders’ equity of $149.8 million resulting from foreign currency translation adjustments.
     On November 2, 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and will expire on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million. On July 26, 2005, the Board of Directors approved an increase in the authorization of $40 million to $100 million. Through June 30, 2005, we have made cumulative purchases under this program of $33.8 million. More details regarding this share repurchase program may be found in Part II “Other Information,” Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.
     A $250 million bond, issued in 1998 to fund an acquisition, matured in July 2005. At maturity, we used internal cash and short-term borrowings to repay the bond.

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
     There was no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information presented in Note 11 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities (dollars in millions, except per share amounts):

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased	(or Approximate Dollar
	Number of		as Part of Publicly	Value) of Shares that
	Shares	(b) Average Price	Announced Program	May Yet Be Purchased
Period	Purchased (1)	Paid per Share (2)	(3)	Under the Program
4/1/05 - 4/30/05	76,000	$57.11	76,000	$51.7
5/1/05 - 5/31/05	210,000	$56.91	210,000	$39.7
6/1/05 - 6/30/05	220,000	$61.33	220,000	$26.2

Total	506,000		506,000

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On November 2, 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and will expire on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million. On July 26, 2005, the Board of Directors approved an increase in the authorization of $40 million to $100 million.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on April 26, 2005. A total of 75,377,654 shares were entitled to be voted. At the meeting, representatives of our transfer agents were appointed as independent inspectors of election and tabulated and reported votes cast at the meeting. Stockholders elected the nominees for the Board of Directors identified below:

	Common Stock		Voting Stock
Director Elected	For	Withheld	For	Withheld
Marshall A. Cohen	57,140,246	2,307,668	599,572	603
Bertrand P. Collomb	57,305,699	2,142,214	599,411	764
Philippe P. Dauman	57,898,357	1,549,557	599,812	363
Bernard L. Kasriel	57,270,377	2,177,537	599,812	363
Bruno Lafont	57,383,489	2,064,424	599,812	363
Claudine B. Malone	58,244,021	1,203,893	599,812	363
Blythe A. McGarvie	57,486,891	1,961,023	599,812	363
James M. Micali	58,855,025	592,888	599,515	660
Robert W. Murdoch	57,383,671	2,064,243	599,163	1,013
Bertin F. Nadeau	57,652,290	1,798,624	598,398	1,777
John D. Redfern	57,380,012	2,067,901	599,401	774
Philippe R. Rollier	57,540,378	1,907,536	599,411	764
Michel Rose	55,656,367	3,791,547	599,388	787
Lawrence M. Tanenbaum	57,378,232	2,069,681	599,582	593
Gerald H. Taylor	57,851,808	1,596,105	599,812	363
     The stockholders also voted on the following proposals with the following results:
1.	Approval of the 2005 Stock Incentive Plan, effective April 26, 2005.

	Common Stock	Voting Stock
For	44,687,004	524,484
Against	9,606,818	69,507
Abstain	306,290	2,899
Broker Non-Votes	4,847,811	—

2.	Approval of the increase from 2,000,000 to 4,000,000 in the number of shares available for issuance under the Employee Stock Purchase Plan effective April 26, 2005.

	Common Stock	Voting Stock
For	53,929,914	592,023
Against	370,985	2,679
Abstain	299,212	2,188
Broker Non-Votes	4,847,802	—

Item 6. Exhibits
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: August 5, 2005	By:	/s/ ERIC C. OLSEN

Eric C. Olsen
Executive Vice President
and Chief Financial Officer