Form 10-Q
period 2005-09-30
LAFARGE NORTH AMERICA INC
filed 2005-11-07
CIK 716783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number 0-11936
Lafarge North America Inc.
Incorporated in Maryland
I.R.S. Employer Identification No.
58-1290226
12950 Worldgate Dr., Suite 500
Herndon, Virginia 20170
(703) 480-3600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 71,736,000 shares of our Common Stock and 3,915,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of October 31, 2005, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.
FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2005
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share amounts)

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Net Sales	$1,416.6	$1,259.6	$3,166.9	$2,758.3	$4,171.8	$3,641.3

Costs, expenses and other income:
Cost of goods sold	1,019.9	887.0	2,447.3	2,118.8	3,209.0	2,783.6
Selling and administrative	113.9	105.4	330.0	293.7	439.3	390.5
Income from managed assets:
Management fees and cost reimbursement	(63.7)	(63.8)	(192.0)	(181.0)	(255.3)	(234.9)
Direct and allocated costs and expenses	60.7	60.8	183.0	172.0	239.0	222.9
Other expense, net	7.3	3.9	13.3	18.5	12.6	17.4
Redeemable preferred shares dividends	1.9	1.8	6.0	5.2	8.9	7.3
Interest expense	9.8	12.1	33.3	35.9	46.2	44.9
Interest income	(3.7)	(3.5)	(13.3)	(10.4)	(23.0)	(9.8)

Total costs, expenses and other income	1,146.1	1,003.7	2,807.6	2,452.7	3,676.7	3,221.9

Earnings from continuing operations before income taxes	270.5	255.9	359.3	305.6	495.1	419.4
Income tax provision	(98.4)	(90.3)	(232.8)	(108.8)	(269.9)	(154.4)

Earnings from continuing operations	172.1	165.6	126.5	196.8	225.2	265.0
Income from discontinued operations, net of tax	—	—	—	—	—	0.2

Net Income	$172.1	$165.6	$126.5	$196.8	$225.2	$265.2

Net income per share from continuing operations — basic	$2.27	$2.22	$1.67	$2.65	$2.99	$3.58
Per share effect of discontinued operations — basic	—	—	—	—	—	—

Net Income Per Share — Basic	$2.27	$2.22	$1.67	$2.65	$2.99	$3.58

Net income per share from continuing operations — diluted	$2.17	$2.16	$1.60	$2.58	$2.86	$3.49
Per share effect of discontinued operations — diluted	—	—	—	—	—	—

Net Income Per Share — Diluted	$2.17	$2.16	$1.60	$2.58	$2.86	$3.49

Dividends Per Share	$0.24	$0.22	$0.68	$0.62	$0.90	$0.82

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30		December 31
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
Assets

Cash and cash equivalents	$255.2	$562.6	$817.7
Short-term investments	26.9	27.5	34.3
Receivables, net	1,051.8	809.8	642.5
Due from affiliates	53.7	102.6	40.1
Inventories	401.9	349.0	357.6
Deferred income taxes	—	39.2	49.9
Other current assets	46.8	44.8	29.0

Total current assets	1,836.3	1,935.5	1,971.1

Property, plant and equipment (less accumulated depreciation and depletion of $2,361.5; $2,144.4; and $2,204.9)	2,575.3	2,384.2	2,491.8
Goodwill	517.5	505.0	511.5
Other assets, net	500.4	352.6	429.7

Total Assets	$5,429.5	$5,177.3	$5,404.1

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$614.8	$550.4	$503.9
Redeemable preferred shares	142.5	—	138.1
Deferred income taxes	8.2	—	—
Income taxes payable	103.6	45.2	50.8
Short-term borrowings and current portion of long-term debt	58.9	346.5	356.5

Total current liabilities	928.0	942.1	1,049.3

Long-term debt	468.0	468.3	470.8
Redeemable preferred shares	—	131.2	—
Deferred income taxes	242.2	184.8	242.4
Other long-term liabilities	551.3	585.3	528.7

Total Liabilities	2,189.5	2,311.7	2,291.2

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 71.8, 70.6 and 70.6 million shares, respectively)	71.8	70.6	70.6
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 4.0, 4.1 and 4.0 million shares, respectively)	31.7	32.3	31.9
Additional paid-in-capital	780.4	762.1	756.3
Retained earnings	2,188.9	2,032.7	2,115.0
Accumulated other comprehensive income (loss):
Foreign currency translation	244.8	128.4	226.9
Minimum pension liability	(90.3)	(163.0)	(89.8)
Derivative adjustment	12.7	2.5	2.0

Total Shareholders’ Equity	3,240.0	2,865.6	3,112.9

Total Liabilities and Shareholders’ Equity	$5,429.5	$5,177.3	$5,404.1

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months		Twelve Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Cash Flows from Operations
Net income	$126.5	$196.8	$225.2	$265.2
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, depletion and amortization	181.7	153.0	239.9	205.3
Provision for bad debts	2.8	3.5	3.0	4.2
Deferred income taxes	49.9	34.4	49.3	28.4
Gain on sale of assets	(3.5)	(4.5)	(7.0)	(15.4)
Gain on sale of discontinued operations	—	—	—	(0.5)
Tax on sale of discontinued operations	—	—	—	37.9
Net change in noncurrent assets and liabilities	(5.4)	(54.9)	(11.4)	(77.5)
Net change in operating working capital	(328.1)	(348.9)	(123.4)	(97.6)

Net Cash Provided by (Used in) Operations	23.9	(20.6)	375.6	350.0

Cash Flows from Investing
Capital expenditures	(269.4)	(212.1)	(407.6)	(300.0)
Acquisitions, net of cash acquired	(7.3)	(8.4)	(8.1)	(9.6)
Redemptions (purchases) of short-term investments, net	7.4	41.0	0.6	(24.6)
Proceeds from property, plant and equipment dispositions	11.9	47.7	30.8	65.3
Income tax payments on gain from sale of discontinued operations	—	—	—	(37.9)
Other	1.0	1.1	0.2	0.8

Net Cash Used for Investing	(256.4)	(130.7)	(384.1)	(306.0)

Cash Flows from Financing
Repayment of long-term debt, net	(252.0)	(0.2)	(251.7)	(1.3)
Issuance (repayment) of short-term borrowings, net	(47.4)	96.7	(39.8)	80.4
Issuance of equity securities	60.3	38.8	73.8	45.1
Repurchase of common stock	(61.4)	(21.1)	(89.4)	(21.1)
Dividends, net of reinvestments	(26.4)	(36.1)	(34.4)	(48.8)

Net Cash Provided by (Used for) Financing	(326.9)	78.1	(341.5)	54.3

Effect of exchange rate changes	(3.1)	5.2	42.6	36.3

Net Increase (Decrease) in Cash and Cash Equivalents	(562.5)	(68.0)	(307.4)	134.6
Cash and Cash Equivalents at the Beginning of the Period	817.7	630.6	562.6	428.0

Cash and Cash Equivalents at the End of the Period	$255.2	$562.6	$255.2	$562.6

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of Business and Basis of Presentation
     Lafarge North America Inc., together with its subsidiaries, is the largest diversified supplier of construction materials in the U.S. and Canada. We produce and sell cement, ready-mixed concrete, gypsum wallboard, aggregates, asphalt, and related products and services. Our products are used in residential, commercial and public works construction projects across North America. Our business is organized into three operating segments: Aggregates, Concrete and Asphalt; Cement; and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. Aggregates, Concrete and Asphalt sells to customers located mainly in the U.S. states of Colorado, New Mexico, Missouri, New York, Maryland, Ohio, Michigan, Illinois and Louisiana and nationwide in Canada. Cement sells to customers in the U.S. states of Michigan, Wisconsin, Ohio, Minnesota, Illinois, Washington, Iowa, New York, Missouri and North Dakota and the Canadian provinces of Ontario, Alberta, British Columbia and Quebec. Gypsum serves customers in markets primarily east of the Mississippi River with the most significant sales occurring in the U.S. states of Florida, New York, New Jersey and Ohio. For information regarding our operating segments, see Note 8.
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
     The following table illustrates the effect on net income and net income per share as if we had recognized compensation expense for the fixed stock option plan in accordance with the fair value based recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) (in millions, except per share amounts):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Net Income
As reported	$172.1	$165.6	$126.5	$196.8	$225.2	$265.2
Deduct fair value of stock-based employee compensation, net of tax	(2.4)	(2.2)	(7.0)	(6.6)	(9.5)	(8.2)

Pro forma	$169.7	$163.4	$119.5	$190.2	$215.7	$257.0

Basic Net Income Per Share
As reported	$2.27	$2.22	$1.67	$2.65	$2.99	$3.58
Pro forma	$2.24	$2.19	$1.58	$2.56	$2.86	$3.47

Diluted Net Income Per Share
As reported	$2.17	$2.16	$1.60	$2.58	$2.86	$3.49
Pro forma	$2.14	$2.13	$1.51	$2.49	$2.74	$3.38
     The pro forma compensation cost may not be representative of that to be expected in future years. See Note 13 for recent accounting developments related to stock-based compensation.
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

Note 3. Inventories
     We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we determine the cost for the majority of our U.S. cement inventories using the last-in, first-out method (“LIFO”). We determine the cost for other inventories using the average cost method. The value of inventory calculated by the LIFO method approximates the value using the average cost method. At September 30, 2005 and 2004 and at December 31, 2004, our inventories consisted of the following (in millions):

	September 30		December 31
	2005	2004	2004
Finished products	$231.9	$198.2	$205.6
Work in process	28.3	29.3	27.4
Raw materials and fuel	70.3	51.4	54.1
Maintenance and operating supplies	71.4	70.1	70.5

Total inventories	$401.9	$349.0	$357.6

Note 4. Pension and Other Postretirement Benefits
     The components of our net periodic pension and other postretirement expenses, including the expenses of the Blue Circle Mirror Plans which are reimbursed to us by Lafarge S.A. pursuant to a management agreement, are as follows (in millions):

	Pension Benefit Costs
	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Service cost	$8.4	$7.5	$24.6	$23.1	$31.8	$31.0
Interest cost	15.3	14.1	45.6	41.3	60.5	58.4
Expected return on plan assets	(17.7)	(17.0)	(53.0)	(47.7)	(74.2)	(67.4)
Amortization of prior service cost	1.0	1.5	3.1	2.6	4.1	3.8
Amortization of actuarial loss	9.1	6.4	26.3	20.7	33.9	25.8
Other	—	—	—	—	(0.4)	1.4

Net periodic benefit cost	$16.1	$12.5	$46.6	$40.0	$55.7	$53.0

	Other Postretirement Benefit Costs
	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Service cost	$2.0	$1.8	$6.4	$5.9	$8.2	$7.3
Interest cost	3.7	3.4	12.0	12.6	15.0	16.8
Amortization of prior service credit	(0.5)	(0.2)	(1.0)	(0.6)	(1.2)	(0.8)
Amortization of actuarial loss	0.4	0.1	1.7	2.7	1.4	3.3
Other	—	—	—	—	—	0.7

Net periodic benefit cost	$5.6	$5.1	$19.1	$20.6	$23.4	$27.3

Note 5. Debt
     In September 2005, we entered into a five-year $700 million committed, revolving credit agreement (the “Credit Agreement”) with Citibank, N.A., as the Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, CitiGroup Global Markets Inc., and Wachovia Securities Inc., as the Joint Lead Arrangers and Joint Book Runners, and certain other lenders party thereto. Under the terms of the Credit Agreement, we may obtain and utilize from time to time up to $700 million in revolving credit loans for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants customary for such financings, as well as customary representations and warranties. Such covenants, representations, warranties and events of default are substantially similar to those in our prior committed credit agreements, dated as of April 18, 2002 and April 16, 2004, which were replaced by the Credit Agreement. In addition, the Credit Agreement provides for a $450 million borrowing sublimit for our Canadian subsidiary, Lafarge Canada Inc., and contains an “accordion” feature by which we may increase the commitment amount to $1 billion with the consent of any of the lenders party to the agreement. As of September 30, 2005, no amounts were borrowed under the Credit Agreement.
Note 6. Net Income Per Share from Continuing Operations
     Net income per share from continuing operations is as follows (in millions, except per share amounts):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Basic Calculation
Earnings from continuing operations	$172.1	$165.6	$126.5	$196.8	$225.2	$265.0

Weighted average number of shares outstanding	75.7	74.5	75.5	74.2	75.3	74.0

Basic net income per share from continuing operations	$2.27	$2.22	$1.67	$2.65	$2.99	$3.58

Diluted Calculation
Earnings from continuing operations	$172.1	$165.6	$126.5	$196.8	$225.2	$265.0

Weighted average number of shares outstanding	75.7	74.5	75.5	74.2	75.3	74.0
Net effect of the dilutive stock options based on the treasury stock method	1.3	0.7	1.2	0.7	1.2	0.7
Net effect of dilutive stock warrant based on the treasury stock method	2.5	1.5	2.3	1.4	2.1	1.3

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	79.5	76.7	79.0	76.3	78.6	76.0

Diluted net income per share from continuing operations	$2.17	$2.16	$1.60	$2.58	$2.86	$3.49

     Basic net income per share was computed by dividing earnings from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income per share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.
Note 7. Comprehensive Income
     Comprehensive income consists of the following (in millions):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Net income	$172.1	$165.6	$126.5	$196.8	$225.2	$265.2
Foreign currency translation adjustments	62.5	95.9	17.9	26.1	116.4	114.2
Minimum pension liability adjustment, net of income taxes	(0.8)	—	(0.5)	—	72.7	(36.9)
Change in fair value of derivative instruments, net of income taxes	8.2	(0.6)	10.7	1.5	10.2	1.5

Comprehensive income	$242.0	$260.9	$154.6	$224.4	$424.5	$344.0

Note 8. Operating Segments
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

     Operating segment information consists of the following (in millions):

	Three Months		Nine Months		Twelve Months
	Ended September 30		Ended September 30		Ended September 30
	2005	2004	2005	2004	2005	2004
Net sales from continuing operations:
Aggregates, Concrete & Asphalt
Revenues from external customers	$858.1	$776.7	$1,854.6	$1,643.3	$2,476.4	$2,187.3
Intersegment revenues	1.0	3.3	6.4	7.2	8.1	8.5
Cement
Revenues from external customers	452.6	395.8	1,014.9	874.5	1,311.9	1,144.3
Intersegment revenues	56.9	60.4	144.1	133.7	191.6	173.4
Gypsum
Revenues from external customers	105.8	87.1	297.4	240.5	383.5	309.7
Eliminations	(57.8)	(63.7)	(150.5)	(140.9)	(199.7)	(181.9)

Total net sales from continuing operations	$1,416.6	$1,259.6	$3,166.9	$2,758.3	$4,171.8	$3,641.3

Earnings from continuing operations:
Aggregates, Concrete & Asphalt (a)	$133.7	$131.4	$144.6	$138.6	$213.8	$211.5
Cement (a)	145.8	149.9	258.3	244.1	342.6	322.6
Gypsum (a)	18.4	11.7	48.4	23.3	58.4	26.4
Corporate and unallocated expenses	(19.4)	(26.7)	(66.1)	(69.7)	(87.6)	(98.7)

Earnings before preferred dividends, interest and income taxes	278.5	266.3	385.2	336.3	527.2	461.8
Redeemable preferred shares dividends	(1.9)	(1.8)	(5.9)	(5.2)	(8.9)	(7.3)
Interest expense, net	(6.1)	(8.6)	(20.0)	(25.5)	(23.2)	(35.1)

Earnings from continuing operations before income taxes	$270.5	$255.9	$359.3	$305.6	$495.1	$419.4

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, redeemable preferred shares dividends, interest, and income taxes.
     Assets by operating segment consist of the following (in millions):

	September 30		December 31
	2005	2004	2004
Aggregates, Concrete & Asphalt	$2,503.8	$2,258.5	$2,204.6
Cement	1,694.5	1,395.7	1,505.2
Gypsum	365.1	324.5	329.6
Corporate and unallocated	866.1	1,198.6	1,364.7

Total assets	$5,429.5	$5,177.3	$5,404.1

Note 9. Discontinued Operations
     Our sale of Lafarge Florida Inc. to Florida Rock Industries, Inc. closed on August 12, 2003. The assets and operations of Lafarge Florida Inc. were classified within our cement segment. The “Income from discontinued operations, net of tax” in the condensed consolidated statements of income for the twelve months ended September 30, 2004 represents an adjustment to the pretax gain on sale of Lafarge Florida Inc. recognized in the three months ended September 30, 2003.
Note 10. Restructuring Reserve
     In November 2002 and in accordance with Emerging Issues Task Force Issue 94-3, Liability Recognition for Costs to Exit an Activity, we recorded a reserve of approximately $11.0 million in connection with the idling of our gypsum drywall operations in Wilmington, Delaware. Through September 30, 2005, we have made cumulative payments of $10.4 million. During the three months ended March 31, 2005, we revised our estimate of the remaining liability and recorded a $0.6 million benefit. As of September 30, 2005, the remaining liability is zero.
Note 11. Income Taxes
     In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During the first quarter of 2005, we decided to repatriate approximately $1.1 billion of Canadian earnings during 2005. Accordingly, as provided for in FSP 109-2, we recognized a deferred tax provision of $115.7 million during the three months ended March 31, 2005 related to this decision. On May 10, 2005, the U.S. Treasury Department and IRS provided additional guidance for companies electing to repatriate earnings under the favorable provisions of the Jobs Act. As a result of this guidance, we decreased our income tax provision and deferred tax liability related to the repatriation taxes by $12.9 million during the three months ended June 30, 2005. We intend to reinvest the undistributed Canadian earnings that will not be repatriated during 2005 indefinitely in Canada and, therefore, no provision for U.S. income taxes or Canadian withholding taxes has been provided against them.

Note 12. Contingencies
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
     Currently, the company is involved in one matter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. The U.S. Environmental Protection Agency (“EPA”) has listed the applicable site on the National Priority List, and some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site was the U.S. Department of Defense. At a July 2, 2004 status conference, we understand that the Department of Defense indicated that it has proceeded with an approved remediation plan for the site. We have agreed in principle to a de minimis settlement offer, which, however, is not yet final. We believe this matter will not have a materially adverse effect on our financial condition.

     Based on the EPA’s prior interpretation of certain Clean Air Act new source review and permitting rules, several of our cement plants changed fuels in the early 1990’s to petroleum coke or to a coal/coke mixture. The EPA contends that such rules do not exempt changes in fuel by cement manufacturers unless the plant at which the change occurs was built with the expressed intent of accommodating the alternate fuel. We have continued discussions with the EPA concerning changes in fuel at our U.S. cement plants, particularly at Alpena, Michigan and Joppa, Illinois. As a consequence of these discussions, we may be required to make capital expenditures at certain of our cement plants. We may also be required to pay fines or penalties. We intend to vigorously defend the contentions raised by the EPA. We believe that this matter will not have a materially adverse effect on our financial condition.
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
     On November 3, 2005, a group of individuals denominated as the Parfait Family, Ashton R. O’Dwyer Jr., Wilson Simmons, Procula Simmons, Tammy Amos, Michael Green, Helen Frank (successor/administratrix for Richard Frank), and Michelle “Mink” Jones (“plaintiffs”) filed a third party complaint and class action in a pending admiralty action brought by Ingram Barge Company in the United States District Court for the Eastern District of Louisiana. In their complaint, the plaintiffs allege that Lafarge North America Inc. and several other defendants are liable for death, bodily and personal injury and property and environmental damage to people and property in and around New Orleans, Louisiana, which they claim resulted from a barge that allegedly breached the Industrial Canal levee in New Orleans during or after Hurricane Katrina. We intend to vigorously defend ourselves in this action. We believe that the claims against Lafarge are without merit and that this matter will not have a materially adverse effect on our financial condition.
     When we determine that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of September 30, 2005, such liabilities are not material to our financial statements. While we believe our accruals for such liabilities are adequate, we may incur costs in excess of the amounts provided at September 30, 2005. Although the ultimate amount of liability at September 30, 2005 that may result from these matters or actions is not ascertainable, we believe that any amounts exceeding our recorded accruals will not have a materially adverse effect on our financial condition.

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
Note 13. Recent Accounting Pronouncements
     In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”) that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In June 2005, the EITF modified the consensus requiring entities to now recognize any cumulative effect adjustment in retained earnings. As of September 30, 2005, the balance of our capitalized stripping costs (pre-production and post-production) was approximately $23 million. We expect to adopt EITF 04-6 on the required adoption date, currently January 1, 2006. In connection with the adoption, we expect that we will write off a majority of our capitalized deferred stripping costs to retained earnings. Although the impact of EITF 04-6 on post-adoption income statements will depend, in part, on the future level of post-production stripping activity and sales, both of which vary from period to period, we do not expect the adoption of EITF 04-6 to have a material affect on our financial condition or results of operations.
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We expect to adopt SFAS 123(R) on the required adoption date, currently January 1, 2006. We also expect to adopt its requirements using the “modified prospective” method described in SFAS 123(R). The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 illustrated in the disclosure of pro forma net income and net income per share contained in Note 2 above.
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

Note 14. Management Agreement
     On September 29, 2005, but effective as of January 1, 2006, we entered into an Amended and Restated Management Agreement (the “Amended Agreement”) with Lafarge S.A. and Blue Circle North America (“BCNA”) relating to our management of certain North American businesses owned by Lafarge S.A. through BCNA. Our current Management Agreement, including all fees payable for 2005, is to remain in effect without amendment until December 31, 2005. For more information regarding the Amended Agreement, refer to our Current Report on Form 8-K dated September 29, 2005 and filed with the SEC on October 3, 2005.
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
Three Months Ended September 30, 2005
     For the three months ended September 30, 2005, we recorded a net income of $172.1 million, or $2.17 per diluted share compared to $165.6 million, or $2.16 per share diluted during the same period last year. Results for the three months ended September 30, 2004 include $2.3 million ($1.5 million after taxes or $0.02 per diluted share) related to litigation expenses from a settled case in our cement segment.
     We achieved record sales and earnings despite the difficult comparison to the strong volumes and favorable weather we experienced in 2004. Our Gypsum business continued to demonstrate excellent earnings and our Cement business posted strong pricing gains. Prices for the third quarter were up 11 percent in cement, 6 percent in aggregates, 9 percent in ready-mixed concrete and 19 percent in gypsum. The strengthening of the Canadian dollar contributed $11.0 million to operating income during the quarter. However, there were a number of factors which held back profits for the quarter. We experienced weakness in selected Great Lakes and Eastern Canadian markets. Energy cost pressure intensified, with diesel, gas and coal costs up approximately $19 million in the quarter compared with the same period a year ago in addition to significant cost increases in transport and other input costs which were largely driven by energy cost inflation. Finally, we experienced unfavorable weather brought by Hurricane Katrina, which caused disruption in our operations for a period of time. The estimated Katrina impact is approximately $5 million, net of insurance, due to clean up costs, lost sales, shipping logistics and damaged plants and equipment.

     Net sales were $1,416.6 million, an increase of 12 percent compared to the same period in 2004. Excluding the impact of the stronger Canadian dollar, consolidated net sales increased by 8 percent.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported an operating income of $133.7 million in the quarter, 2 percent higher compared with an operating income of $131.4 million during the third quarter of 2004. The strengthening of the Canadian dollar contributed $6.7 million to operating income during the quarter. However, this favorable effect was largely offset by higher diesel, gas and electricity costs, which were up a combined $8.4 million during the quarter. Net sales during the quarter were $859.1 million, up 10 percent over last year, or 5 percent higher excluding the favorable impact of the exchange rate.
     Operating income from the sale of aggregates (crushed stone, sand and gravel) was $79.6 million, $5.3 million better than the prior year quarter. Strong pricing gains as well as continued measures to fight inflationary cost pressures improved operating margins by almost 200 basis points to 32.4 percent, despite volume decline and significant energy cost increases. Net sales during the quarter were $245.7 million, $2.3 million higher than last year. Aggregate shipments totaled 41.9 million tons during the quarter, 5 percent below 2004 levels. Eastern Canada volumes were 13 percent lower due to a lower demand in the residential market while the Great Lakes markets were down 17 percent as a result of weakness in the chemical stone market segment. Volumes remained strong in both Western U.S. and Western Canadian markets as residential and commercial construction has continued to grow, particularly in the Alberta and British Columbia markets. Average aggregate selling prices were up 7 percent in the U.S. and 6 percent in Canada compared to the same period in 2004. We implemented a second aggregate price increase and energy surcharges in many of our markets to offset higher input costs.
     Operating income from the sale of ready-mixed concrete was $10.5 million compared to $16.0 million in the third quarter of 2004. Although ready-mixed concrete prices were up 9 percent for the quarter, the gain in price was offset by sharp increases in fuel and raw material costs. In addition, softer market conditions in Montreal and Toronto, although partially offset by stronger demand in Western Canada, held back ready-mixed concrete profit during the quarter. Net sales during the quarter were $246.4 million, $21.2 million higher than last year. Overall, shipments of ready-mixed concrete in the quarter were 3.2 million cubic yards, 4 percent lower compared to the prior year quarter. In Canada, volumes were up by 1 percent, as strong sales in Vancouver and Edmonton partially offset the decline in the Toronto and Montreal markets. Shipments in the U.S. declined by 11 percent compared to the year-ago quarter due to temporary losses in Louisiana associated with Hurricane Katrina and cement shortages in certain Western U.S. markets. The impact on ready mix operating income from Hurricane Katrina was approximately $2.0 million. Net sales and operating income for other concrete products were $35.3 million and $7.5 million, respectively, for the three months ended September 30, 2005.
     Operating income from the sale of asphalt and paving products and services was $36.2 million compared to an operating income of $35.7 million in the prior year. Strong demand in Western Canada and Western U.S. was partially offset by weakness in Eastern Canada. Revenues were $331.7 million, $50.3 million higher than last year. Stronger activities in Edmonton, Vancouver,

New York and Colorado offset some of the weaknesses in certain Ontario markets. Higher asphalt prices contributed to improved profitability, as we were able to pass through higher costs associated with liquid asphalt cement, fuel and energy, as well as increased subcontractor costs.
Cement
     Our cement segment reported an operating income of $145.8 million during the quarter, 3 percent lower compared with the third quarter 2004. Net sales were $509.5 million, an increase of 12 percent compared with the third quarter of 2004. Excluding the favorable impact of the exchange rate, revenues were up 9 percent.
     Operating income was negatively affected by several factors during the quarter. Energy, raw material and other variable costs were up significantly compared with the same period last year. Energy costs were up $6.2 million compared to the year-ago quarter or approximately 17 percent. Raw materials and other variable costs were up in the range of 20 percent. Logistics costs, largely influenced by underlying energy costs, were up in excess of 17 percent for the quarter. In addition, production issues at a few cement plants, increased use of lower margin imports, higher logistical costs as a result of hurricane activity and market shifts negatively impacted profitability. During the quarter, we sold 160,000 tons of imported product (cement and clinker) compared to 77,000 tons in the third quarter 2004. The increased imported product sales volume adversely impacted overall cement operating margins by approximately 1 percent. Hurricane Katrina negatively impacted our margin by approximately $3 million.
     Total cement volumes during the quarter were 4.7 million tons, down 2 percent from the prior year quarter. U.S. volumes of 3.4 million tons were down 4 percent, while Canadian volumes were up 4 percent to 1.2 million tons from continued volume growth in Western Canada. Hurricane Katrina disrupted shipments in the Gulf Coast region markets. Demand in certain Great Lakes and Eastern Canadian markets experienced softening during the quarter as residential construction slowed down. Volumes were up 19 percent over the same period last year in our Western Canadian markets as market demand remained very strong.
     Average cement prices were up 11 percent from levels in the same quarter last year, following successful implementation of a second price increase this year in many U.S. markets. Prices in the U.S. were up 13 percent over the same period last year, while prices in Canada were up 6 percent. We have announced a price increase effective January 1, 2006 in most U.S. and Canadian markets of approximately $10 per ton in local currency.
Gypsum
     Our Gypsum segment reported operating income of $18.4 million in the third quarter of 2005, a $6.7 million increase over the prior year quarter. Higher selling prices and continued strong demand contributed significantly to the increase, more than offsetting higher costs for natural gas and gypsum. Net sales reached $105.8 million, an increase of 22 percent compared with the same period last year. Wallboard sales volumes of 575 million square feet were 4 percent higher compared to the same period last year, due largely to continued high levels of activity in residential and commercial construction and renovation in both U.S. and Canadian markets.

     Average wallboard prices of $155 per msf (thousand square feet) during the quarter were 19 percent higher compared with the third quarter 2004, reflecting the impact of four price increases in 2005.
     Production costs per msf increased by 13 percent compared with last year’s third quarter, primarily due to higher natural gas prices and gypsum costs. Energy cost negatively impacted results by $4.8 million during the quarter, mostly from increases in natural gas costs.
Corporate and Other Expenses
     Corporate and other expenses for the three months ended September 30, 2005 were $19.4 million, a decrease of $7.3 million compared to the prior year quarter. The improvement reflects a $2.3 million reduction to the net foreign exchange transactions loss. In addition, the prior year quarter included certain project-related costs (Sarbanes-Oxley readiness) that did not carry over into 2005 and higher fees related to our accounts receivable securitization facility (not used in 2005).
Income from Managed Assets
     During the three months ended September 30, 2005 and 2004, we recognized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and aggregates, concrete and asphalt businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $63.7 million and $63.8 million for the three months ended September 30, 2005 and 2004, respectively, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $60.7 million and $60.8 million for the three months ended September 30, 2005 and 2004, respectively.
Interest Expense, Net
     Net interest expense of $6.1 million was $2.5 million lower than last year’s quarter, primarily due to reduced interest expenses of $2.3 million as cash repatriated to the U.S. from Canada was used to partially reduce outstanding debt, including the July 2005 repayment of a $250 million bond.
Income Taxes
     For the three months ended September 30, 2005, we recorded an income tax expense of $98.4 million compared to $90.3 million in the prior year quarter. The effective tax rate for the quarter was 36.4 percent compared to 35.3 percent in the third quarter of 2004.

Nine Months Ended September 30, 2005
     For the nine months ended September 30, 2005, we recorded a net income of $126.5 million, or $1.60 per diluted share, compared with a net income of $196.8 million, or $2.58 per diluted share, in 2004. Results for 2005 include a one-time tax-charge of $102.8 million, or $1.30 per diluted share, associated with our decision to repatriate approximately $1.1 billion from our Canadian subsidiary. Results for 2004 include $7.5 million ($4.9 million after taxes or $0.06 per diluted share) related to litigation expenses from a settled case in our cement segment.
     The strong year on year improvement in operating income of $49.0 million resulted from a favorable pricing environment and sustained volumes in most of our businesses, despite inflationary factors, higher energy costs, extra costs associated with our ERP implementation and temporary setbacks related to Hurricane Katrina. The favorable impact of the stronger Canadian dollar contributed $12.7 million to our operating income in the first nine months. Cost pressures relating to energy and general inflation continued throughout the year, with energy costs up $41.8 million in the first nine months compared to year ago levels. Pension and other postretirement benefit expenses increased $5.1 million during this period. In addition, Hurricane Katrina negatively impacted 2005 results by approximately $5 million, due to clean up costs, lost sales, shipping logistics and damaged plants and equipment.
     Net sales for the first nine months of 2005 were $3,166.9 million, an increase of 15 percent compared to the same period last year. Excluding the impact of the stronger Canadian dollar, net sales were up 11 percent.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported an operating income of $144.6 million, $6.1 million higher than last year. The favorable Canadian dollar contributed $5.9 million to year to date earnings. Strong demand and pricing gains from our operations in Western Canada and the Western U.S. offset some of our softer markets in Eastern Canada and the Eastern U.S. Rising energy costs negatively impacted segment results by approximately $19 million. In addition, administrative expenses increased in connection with our ERP system implementation. Additional pricing measures in each of our product lines helped offset the higher cost environment. Net sales of $1,861.0 million were 13 percent higher than 2004, or 8 percent excluding the favorable effect of foreign exchange rate.
     Operating income from the sale of aggregates (crushed stone, sand and gravel) was $109.9 million, $7.3 million higher than last year reflecting price improvement in all regions. This was partially offset by increased production cost compared to last year primarily driven by higher diesel, subcontracting, repairs and expenses associated with our ERP implementation. Net sales were $582.1 million, $44.7 million higher than 2004. Shipments of aggregates of 97.0 million tons were at last year’s levels. Year to date volumes increased by 13 percent and 10 percent in our Western U.S. and Western Canadian markets, respectively, driven by strong markets in Missouri, New Mexico, Alberta and British Columbia. This was partially offset by lower volumes in our Eastern U.S. markets (weak chemical stone market segment in the Great Lakes region) and in our

Eastern Canadian markets (slowdown in the residential market). Average selling prices of aggregates increased 6 percent with the successful implementation of two price increases in many of our U.S. markets this year as well as a general price increase in Canada. For the first nine months of 2005, we achieved an operating margin of 19 percent, which was approximately the same level as prior year period.
     Operating income from the sale of our ready-mixed concrete products was $6.1 million in the first nine months of 2005 compared to $17.5 million for the same period last year. Strong margin over materials improvement was offset by sharp increases in fuel, raw materials and production costs. Net sales of $606.7 million increased by $52.1 million from prior year. Average selling prices were up 8 percent, allowing us to partially offset increases in raw material costs. Shipments of ready-mixed concrete were 7.9 million cubic yards, 3 percent lower than 2004. Canadian shipments of 4.4 million cubic yards were down 3 percent, primarily due to weakness experienced in our Montreal and Toronto markets. U.S. volumes decreased by 3 percent to 3.5 million cubic yards due to shortfalls in certain Western U.S. markets. Net sales and operating income for other concrete products were $80.6 million and $12.2 million, respectively, for the nine months ended September 30, 2005.
     Operating income from the sale of asphalt and paving products and services was $16.4 million, an increase of $6.4 million from prior year. Net sales were up $109.6 million from 2004 to $591.7 million. Favorable pricing and volume growth in most markets offset higher energy and raw material costs. Both asphalt and paving volumes were up from last year reflecting strong demand in all markets except Eastern Canada. Operating margin for the first nine months of 2005 increased to 3 percent compared to 2 percent in prior year period.
Cement
     Operating income from our cement segment was $258.3 million, $14.3 million higher than last year. The favorable Canadian dollar contributed $9.3 million to the cement earnings. Net sales of $1,159.0 million increased by 15 percent compared to prior year, or 12 percent excluding the favorable effect of foreign exchange rate.
     Cement shipments of 10.8 million tons were up 1 percent from prior year. U.S. shipments were up 1 percent, as increased activity around the Mississippi River markets was offset by softness in certain Great Lakes markets. Canadian shipments were 3 percent higher, as strong growth in Western Canada offset weaker activity in our Ontario and Quebec markets. Average cement selling prices were 10 percent higher compared to the same period last year reflecting two price increases implemented in 2005 in most of our U.S. markets as well as a general price increase in Canada.
     Year to date, higher energy prices adversely impacted earnings by $14.8 million. Logistics costs are approximately 12 percent higher than in 2004 due to a combination of increases in rates, surcharges and incremental product moves we have undertaken to meet customer demand. We mobilized additional clinker production capacity, expanded our storage and distribution capabilities, shortened our kiln turnarounds and increased our cement and clinker imports. We shipped 339,000 tons of lower-margin imported product (cement and clinker) in the first nine months of 2005 compared to 161,000 tons in the same period last year.

Gypsum
     The operating income from our gypsum segment totaled $48.4 million during the first nine months, an increase of $25.2 million compared to the same period last year, benefiting from higher selling prices and strong demand. Higher revenues were partially offset by a 9 percent increase in unit production cost due to higher energy and gypsum costs. Energy costs were up $8.2 million from the same period last year. We also recognized $3.3 million of expenses related to the accelerated depreciation on old equipment that will be replaced during the modernization of our gypsum drywall manufacturing facility in Buchanan, New York. Net sales for 2005 were $297.4 million, a $56.9 million increase from last year.
     Wallboard sales volumes for the first nine months reached 1,705 million square feet, up 4 percent compared to the year-ago period, driven by sustained construction in the U.S. and Canada. Average selling prices for the first nine months were $145.3 per msf, $24.6 per msf higher than last year’s level.
Corporate and Other Expenses
     Corporate and other expenses for the first nine months totaled $66.1 million, $3.5 million lower than the same period last year. The decrease is due to the recognition of $4 million in provisions for certain legal and environmental matters during the nine months ended September 30, 2004.
Income from Managed Assets
     During the nine months ended September 30, 2005 and September 30, 2004, we recognized $9.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and construction materials business that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $192.0 million and $181.0 million in 2005 and 2004, respectively, which included pro-rata billings for the annual management fee, direct payroll, pension and other postretirement benefit expenses and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $183.0 million and $172.0 million in 2005 and 2004, respectively.
Interest Expense, Net
     Net interest expense for the first nine months totaled $20.0 million, $5.5 million lower than prior year. The improvement was due to reduced interest expenses of $3.3 million resulting from lower debt balances and a $2.8 million increase in capitalized interest from ongoing capital expenditure projects. This was partially offset by an increase of $1.7 million in interest expense due to higher short-term rates on our fixed-to-floating rate swap.

Income Taxes
     For the nine months ended September 30, 2005, we recorded an income tax expense of $232.8 million compared to $108.8 million we recognized in the same period in 2004. Our results included a one-time tax charge of $102.8 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005. Excluding this one-time tax charge, our effective income tax rate was 36.2 percent in 2005 compared to 35.6 percent in 2004.
Twelve Months Ended September 30, 2005
     For the twelve months ended September 30, 2005, we recorded net income of $225.2 million, or $2.86 per diluted share, compared with net income of $265.2 million, or $3.49 per diluted share during the same period last year. There were a number of specific items affecting our earnings for the twelve months ended September 30, 2005 and 2004. In 2005, net income included a one-time tax charge of $102.8 million ($1.31 per diluted share), associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary. In addition, in 2005, net income included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $3.1 million ($2.1 million after taxes or $0.03 per diluted share) related to settled litigation in our cement segment. Results for twelve months ended September 30, 2004 included legal expenses of $7.5 million ($4.9 million after taxes or $0.06 per diluted share) related to settled litigation in our cement segment and a charge of $7.6 million ($0.10 per diluted share) associated with provincial tax changes legislated in both Ontario and Alberta.
     Overall, our earnings from continuing operations before income taxes increased by $75.7 million to $495.1 million in 2005, with improved profitability across all our businesses. The favorable pricing environment and continued strong demand more than offset higher energy costs, raw material costs, and plant fixed costs. The stronger Canadian dollar positively contributed $20.5 million to our operating results. The profitability of our aggregates, concrete and asphalt business improved due to strong pricing in our aggregates business as well as favorable results from our asphalt and paving operations. Cement profitability was higher than last year as strong pricing gains and sustained volumes in most regions offset higher production costs. Results in our gypsum business improved significantly due to higher selling prices and continued strong demand.
     Consolidated net sales for the twelve months ended September 30, 2005 were $4,171.8 million, an increase of 15 percent (11 percent, excluding the favorable exchange rate impact) compared to the prior year period.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported operating income of $213.8 million, compared to operating income of $211.5 million in same period last year. Net sales of $2,484.6 million were 13 percent higher than the prior year period. The favorable impact of the Canadian dollar, which contributed $11.6 million to reported profit for the twelve month period, was partially offset by a $2.3 million increase in pension and other postretirement benefit expenses.

Higher fuel costs across all product lines, increased maintenance costs with higher plant activity, accelerated stripping activities, higher subcontractors cost and higher information technology cost in 2005 increased our operating costs.
     Operating income from the sale of aggregates was $153.0 million, 6 percent higher than the same period last year, driven by higher selling prices in most regions. This was partially offset by higher energy costs, additional subcontractors cost to meet higher demand and maintenance and repair costs. Shipments of aggregates increased by 2 percent to 132.7 million tons compared with the prior year period as a result of solid overall demand in our Western U.S. and Western Canadian markets. In the U.S., volumes increased by 2 percent with increased shipments in the New Mexico, Missouri and Colorado markets. Canadian volumes increased by 2 percent primarily due to strong volumes in the U.S. west coast markets; northern markets in British Columbia, Alberta and Saskatchewan; Quebec and Winnipeg. The average selling price in the U.S. increased by 4 percent with the implementation of price increases in 2005 in all markets. In Canada, the average selling price increased by 1 percent compared to last year as higher prices in Eastern Canada were offset by lower prices in Western Canada.
     Operating income from the sale of our ready-mixed concrete products was $13.6 million, $16.1 million lower than the same period last year. Margin over materials improved by 7 percent as significant pricing gains in all areas offset sharp increases in raw materials and diesel costs. Shipments of 10.5 million cubic yards decreased 1 percent from the prior year period driven by cement shortages in Western U.S. markets and slowing residential activity experienced in certain Eastern Canadian markets. Net sales and operating income for our other concrete products were $102.8 million and $14.6 million, respectively, for the twelve months ended September 30, 2005.
     Operating income from the sale of asphalt and paving products and services was $32.7 million, 18 percent higher than the same period last year. The improvement was driven by favorable pricing and volume growth in most markets partially offset by higher energy and raw materials costs. Revenues were $801.9 million, 21 percent higher than the same period last year.
Cement
     Our cement segment reported operating income from continuing operations of $342.6 million, 6 percent higher than the same period last year. The favorable exchange rate impact contributed $11.4 million to cement earnings for the twelve months ended September 30, 2005. Net sales of $1,503.5 million increased by 14 percent from the same period last year (11 percent excluding the favorable Canadian currency impact). Cement continued to show strong year on year pricing improvements. However, inflationary pressures in our production and logistics costs, softness in selected markets, increased use of lower margin imported product and the effects of Katrina held back our margins. We have also incurred incremental costs within our distribution network and production facilities to allow for increased levels of supply throughout the year. This included additional storage facilities, accelerated turn-around and operation of swing kilns to their maximum output. As a result, clinker and cement production have increased by 235,000 tons and 249,000 tons, respectively, or 2 percent compared with the same period in 2004.

     Cement shipments of 14.3 million tons were up 2 percent. U.S. shipments increased 1 percent compared to last year with most of the increase coming from our markets near the Mississippi or Ohio rivers. Canadian shipments improved by 4 percent with most of the increases coming from Western Canadian markets.
     Average cement price increased by 9 percent compared to the prior year period. Higher prices reflect the impact of two price increases successfully implemented in our U.S. markets in 2004 and price increases in the first half of 2005 in most of our North American markets. Average cement selling prices were up 5 percent in Canada and up 11 percent in the U.S.
Gypsum
     Our gypsum segment reported operating income of $58.4 million on net sales of $383.5 million, which compared to an operating income of $26.4 million on net sales of $309.7 million for the same period last year. Volumes and prices increased, driven by strong demand in the residential market, but were partially offset by higher paper, gypsum and natural gas prices as well as labor costs.
     Sales volume of 2,248.4 million square feet is up 3 percent from the same period last year as demand in the residential construction activity continued to be strong in the U.S. and Canada. Average selling prices increased to $142 per msf, $25 per msf higher than last year, reflecting the impact of three price increases since July 2004.
Corporate and Other Expenses
     Corporate and other expenses for the twelve months ended September 30, 2005 amounted to an expense of $87.6 million, a decrease of $11.1 million from prior year. The decrease is due to the recognition of $5 million in provisions for certain legal and environmental matters during the twelve months ended September 30, 2004. In addition, foreign currency transaction losses declined $2.3 million. During the twelve months ended September 30, 2005, we recognized a $4.3 million management incentive fee that contributed to the decrease.
Income from Managed Assets
     During the twelve months ended September 30, 2005, we recognized $16.3 million in management fees, an increase of $4.3 million compared to 2004 as a result of a management incentive fee. Gross proceeds from the management of these assets totaled $255.3 million and $234.9 million for the twelve months ended September 30, 2005 and 2004, respectively, which included pro-rata billings for the annual management fee, direct payroll, pension and other postretirement benefit expenses and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $239.0 million and $222.9 million for the twelve months ended September 30, 2005 and 2004, respectively.

Interest Expense, Net
     Net interest expense for the twelve months ended September 30, 2005 was $23.2 million, $11.9 million lower than in the twelve months ended September 30, 2004. The improvement was due to a $4.2 million increase in capitalized interest from ongoing capital expenditure projects and a $3.3 million reduction to interest expense as a result of lower short-term debt balances.
Income Taxes
     Income tax expense from continuing operations increased to $269.9 million in the twelve months ended September 30, 2005 compared to $154.4 million in the twelve months ended September 30, 2004. The increase is primarily due to a one-time tax charge of $102.8 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005, partially offset by a tax benefit of $6.3 million. Income tax expense for the twelve months ended September 30, 2004 includes an additional $7.6 million of tax expenses to reflect provincial tax changes legislated in both Ontario and Alberta. Excluding these tax adjustments, the effective income tax rate was 35.0 percent for the twelve months ended September 30, 2005 and 2004.
Liquidity and Capital Resources
Nine Months Ended September 30, 2005 and 2004
     Net cash of $23.9 million was provided by operations in the first nine months of 2005 compared with $20.6 million used during the same period in 2004. The improvement reflects reduced pension contributions of $24.7 million, declining prior year usage of our securitized receivable financing which unfavorably affected cash used in operations during the first nine months of 2004 by $61.2 million and improved working capital. As a result of adequate liquidity levels, we elected not to utilize securitized receivable financing during the first nine months of 2005.
     Net cash used by investing activities was $256.4 million compared to $130.7 million used during the same period in 2004 representing a change of $125.7 million. Capital expenditures increased $57.3 million principally due to increased spending on various projects including projects associated with our ERP system implementation. Redemptions of short-term investments, net was $7.4 million and $41.0 million for the nine months ended September 30, 2005 and 2004, respectively, both years reflecting the change in the amount of excess cash invested in short-term investments with original maturities exceeding three months. Capital expenditures, before acquisitions, are expected to be approximately $400 million to $420 million in calendar year 2005.
     Net cash used by financing activities for the nine months ended September 30, 2005 was $326.9 million compared to net cash provided by financing activities of $78.1 million for the comparable period in 2004. A $250 million bond, issued in 1998 to fund an acquisition, matured in July 2005. At maturity, we used internal cash and short-term borrowings to repay the bond. As a result of improving liquidity, we elected to repay certain short-term borrowings, which resulted in a net repayment during the first nine months of 2005 of $47.4 million. During the first nine months of 2004, we issued short-term debt to fund working capital requirements, which resulted in a net issuance of short-term borrowings of $96.7 million. Employee stock option exercises were significantly higher during the first nine months of 2005, which resulted in $60.3 million of proceeds received by the company compared to $38.8 million during the comparable 2004 period.
Twelve Months Ended September 30, 2005 and 2004
     Net cash provided by operations was $375.6 million for the twelve months ended September 30, 2005 compared to $350.0 million in the same period last year. Pension contributions for the twelve months ended September 30, 2005 decreased $68.3 million from the comparable period in 2004 to $82.9 million due to certain large voluntary contributions made in early 2004.
     For the twelve months ended September 30, 2005, net cash used in investing activities was $384.1 million representing an increase of $78.1 million. Capital expenditures increased by $107.6 million principally due to increased spending on information technology projects and $29.7 million of additional capital expenditures associated with our Sugar Creek, Missouri cement plant.
     During the twelve months ended September 30, 2005, net cash used for financing activities was $341.5 million compared to $54.3 million provided by financing activities in the comparable period in 2004. The decrease is principally due to the $250 million bond repayment (see above). As a result of improving liquidity and due in part to cash repatriated from Canada (see below for more detail), we elected to repay certain short-term borrowings, which resulted in a net repayment during the twelve months ended September 30, 2005 of $39.8 million. During the twelve months ended September 30, 2004, we issued short-term debt to fund working capital requirements, which resulted in a net issuance of short-term borrowings of $80.4 million. Issuance of equity securities increased by $28.8 million to $73.8 million due to more stock option exercises. This increase in proceeds from stock option exercises was more than offset by common stock repurchases, which increased by $68.3 million to $89.4 million. Cash spent on dividends decreased due to higher dividend reinvestment activity.
Other
     In September 2005, we entered into a five-year $700 million committed, revolving credit agreement (the “Credit Agreement”) with Citibank, N.A., as the Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, CitiGroup Global Markets Inc., and Wachovia Securities Inc., as the Joint Lead Arrangers and Joint Book Runners, and certain other lenders party thereto. As of September 30, 2005, no amounts were borrowed under the Credit Agreement. Refer to Note 5 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” for more information.

     In 2005, we decided to repatriate almost $1.1 billion of Canadian earnings under the repatriation provisions of the Jobs Act. Repatriation will substantially increase liquidity in the United States, although use of the additional liquidity will be restricted by the domestic reinvestment plan required by the Jobs Act. There will be a corresponding reduction in liquidity at our Lafarge Canada Inc. (“LCI”) subsidiary. LCI may be required to borrow in order to repatriate their earnings to the U.S. Through September 30, 2005, we repatriated $440 million (net of Canadian withholding tax) in cash from Canada. In addition, beginning on December 29, 2005, Canadian $166.4 million (approximately U.S. $142.5 million) in preferred shares issued by a Canadian subsidiary in 2000, in connection with our acquisition of the Warren Paving and Materials Group, will be redeemable at the option of the holder. We also may be required to borrow if the holder of the preferred shares elects to redeem these shares. We expect our significant positive Canadian cash flows would be sufficient to repay any debt and replenish Canadian cash balances over time.
     We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars. The strengthening of the Canadian dollar during the twelve months ended September 30, 2005 has resulted in an increase in shareholders’ equity of $116.4 million resulting from foreign currency translation adjustments.
     At its meeting on Friday, November 4, 2005, the Board of Directors approved the expansion of our Silver Grove, Kentucky, gypsum drywall manufacturing facility. We will invest approximately $120 million to install a new manufacturing line to increase the annual capacity of the plant from 900 million square feet of gypsum wallboard to 1,600 million square feet. The expanded facility will help to meet the growing needs of our customers in the north central region of the U.S. by increasing the supply and the range of products available in these markets.
     On November 2, 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and will expire on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million. On July 26, 2005, the Board of Directors approved an increase in the authorization of $40 million to $100 million. Through September 30, 2005, we have made cumulative purchases under this program of $61.4 million. On November 4, 2005, the Board of Directors approved a share repurchase program that will commence on January 1, 2006 and will expire on December 31, 2006. We are authorized to purchase shares in aggregate up to $100 million under the new program. More details regarding the share repurchase program may be found in Part II “Other Information,” Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.
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
     During the three months ended September 30, 2005, we implemented significant modules at certain locations associated with our new enterprise resource planning (“ERP”) system, including new general ledger, procurement and billing systems for our gypsum division and a new billing system for our cement division. We will continue to implement other modules in a phased approach through 2007. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are deployed throughout our operations through 2007. There were no other changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information presented in Note 12 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities (dollars in millions, except per share amounts):

			(c) Total Number
			of Shares Purchased	(d) Maximum Dollar
			as Part of Publicly	Value of Shares that
	(a) Total Number of	(b) Average Price Paid	Announced	May Yet Be Purchased
Period	Shares Purchased (1)	per Share (2)	Program (3)	Under the Program
7/1/05 — 7/31/05	184,000	$66.28	184,000	$54.0
8/1/05 — 8/31/05	138,000	$66.22	138,000	$44.9
9/1/05 — 9/30/05	94,000	$66.45	94,000	$38.6

Total	416,000		416,000

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On November 2, 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and will expire on December 31, 2005. Under this program, we are authorized to repurchase shares in aggregate up to $60 million. On July 26, 2005, our Board of Directors approved an increase in the authorization of $40 million to $100 million. On November 4, 2005, our Board of Directors approved a share repurchase program to commence on January 1, 2006 and expire on December 31, 2006. We are authorized to purchase shares in aggregate up to $100 million under the new program.
Item 6. Exhibits
10.1	Five Year Credit Agreement dated as of September 12, 2005 by and among Lafarge North America Inc. and of its subsidiaries, as borrowers, Citibank, N.A., as the Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, CitiGroup Global Markets Inc., and Wachovia Securities Inc., as the Joint Lead Arrangers and Joint Book Runners, and certain other lenders party thereto [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 12, 2005 and filed with the SEC on September 14, 2005].
10.2	Amended and Restated Management Agreement effective as of January 1, 2006 by and among Lafarge North America Inc., Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 29, 2005 and filed with the SEC on October 3, 2005].

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: November 7, 2005	By:	/s/ ERIC C. OLSEN

Eric C. Olsen
Executive Vice President and Chief Financial Officer