Form 10-K
period 2005-12-31
LAFARGE NORTH AMERICA INC
filed 2006-03-01
CIK 716783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005                                         Commission File Number 0-11936
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑   Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2005 was approximately $2,229,813,000.
     There were approximately 71,386,000 shares of Common Stock and 3,949,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of January 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

LAFARGE NORTH AMERICA INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2005

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
PART I
Item 1. BUSINESS
Company Profile
     Lafarge North America is the largest diversified supplier of construction materials in the U.S. and Canada. We produce and sell cement, ready-mixed concrete, gypsum wallboard, aggregates, asphalt, and related products and services. Our products are used in residential, commercial and public works construction projects across North America. We estimate that approximately 45 percent of our business is related to the public works construction sector, 30 percent to the residential construction sector, 20 percent to the commercial sector and 5 percent other. In 2005, we generated net sales of $4.3 billion and, as of December 31, 2005, employed approximately 16,400 people working in more than 1,000 locations in the U.S. and Canada.
     Lafarge North America had its beginnings in 1956 when the Lafarge Group entered the North American cement market by building a cement plant in British Columbia, Canada. In 1970, Lafarge Canada Inc., part of the Lafarge Group, acquired Canada Cement Company, then already the largest cement producer in Canada. The company entered the U.S. market in 1974, and in 1981 became the second largest U.S. cement producer by acquiring General Portland Inc. In 1983, a corporate reorganization established Lafarge North America as the parent of these operations in Canada and the U.S., and we completed our initial public offering of common stock. Since 1983, we have expanded our cement, concrete, aggregates and asphalt operations throughout the U.S. and Canada, added gypsum to our product mix, and achieved an impressive record of growth mainly through acquisitions.
     Lafarge North America is part of the Lafarge Group, headed by Lafarge S.A., which held approximately 53 percent of our common stock on January 31, 2006. As discussed more fully in “Note 23 Subsequent Event” to our financial statements included in Item 8 of this Form 10-K, Lafarge S.A. launched a tender offer in February 2006 to acquire all of Lafarge North America’s common stock and Lafarge Canada Inc.’s exchangeable preference shares that it does not currently own. The Lafarge Group is the global leader in building materials with top-ranking positions in cement, aggregates, concrete, roofing and gypsum. In addition to our own operations, we also manage, for a fee, a number of U.S. cement, aggregates and concrete businesses owned by the Lafarge Group under terms set forth in a management agreement that we entered into during 2001. The operating results of these managed assets are not consolidated with our own. Unless otherwise indicated, all discussions below exclude information relating to the businesses we manage for the Lafarge Group.
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
     We are vertically integrated to varying degrees across and within our operating segments. Our ready-mixed concrete operations obtain most of their cement and aggregates from internal sources; we supply aggregates to our asphalt and paving operations; and we manufacture most of the paper used in our gypsum wallboard operations through a joint venture. Through this strategy, we can improve the quality and consistency of our products, strengthen operational efficiencies, and improve our competitive position.
     In 2005, the Aggregates, Concrete & Asphalt segment accounted for 59 percent of our net sales, the Cement segment accounted for 31 percent, and the Gypsum segment accounted for 10 percent.
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

     Products. We classify the primary aggregates we produce as hard rock, limestone, natural sand and gravel, and “other sources,” which include recycled concrete and asphalt. Our sales are comprised of approximately 46 percent limestone, 43 percent sand and gravel, 5 percent hard rock and 6 percent “other sources.”
     Customers. We sell our aggregates primarily to road building and paving contractors, asphalt and concrete producers and general contractors, mostly in the Canadian provinces of British Columbia, Alberta, Manitoba, Ontario and Quebec; and the U.S. states of Colorado, New Mexico, Missouri, New York, Maryland, Ohio and Michigan. We also use a significant portion of our aggregates production in our own ready-mixed concrete and asphalt and paving businesses. In 2005, we sold 130.6 million tons of aggregates, making us one of the top five producers of construction aggregates in North America. Sales to our internal businesses accounted for 19 percent of these volumes.
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
     We operate approximately 289 aggregates production facilities throughout the U.S. and Canada. We estimate that 61 of our largest sites, which account for approximately 76 percent of annual production, have on average, sufficient reserves to provide approximately 50 years of production at current levels. As part of our aggregates operations, we operate thousands of loaders, haul trucks and other equipment that are operated and maintained by experienced drivers and mechanics.
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

     Customers. We sell ready-mixed concrete primarily to building contractors, mostly in Colorado, Louisiana, Maryland, Missouri, New Mexico and Western New York. In Canada, our concrete plants are positioned from coast to coast and serve customers nationwide. Our customers include building contractors of all sizes working on a broad range of projects from homes to highways and bridges to office and entertainment buildings. In 2005, we sold 10.3 million cubic yards of ready-mixed concrete.
     Production and facility information. We obtain most of our ready-mixed concrete raw materials from internal supplies and purchase the balance from other aggregates and cement suppliers when necessary. The materials are blended at ready-mixed concrete production facilities and put into the drums of concrete trucks for further mixing and delivery. As of December 31, 2005, we owned and operated 73 ready-mixed concrete plants in the U.S. and 134 plants in Canada. In addition, we own and operate a number of portable ready-mixed concrete plants to meet the specific needs of our customers.
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
     Depending on the mix design needed to address a customer’s specific need, raw materials represent approximately 60 percent of the cost of supplying ready-mixed concrete. Delivery costs are the next largest cost component, representing 25 percent of total costs. We own a fleet of approximately 2,500 ready-mixed concrete trucks.
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
Asphalt and Paving
     We are both a major producer of asphalt and a leading paving contractor in Colorado, New Mexico, Kansas, Maryland and in many areas of Canada. We believe our size and diversification enables us to supply superior quality asphalt as well as to provide the expertise required to manage a variety of paving construction projects, from the most complex interstate highway project to the smallest patchwork or driveway.
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
     Customers. Our asphalt products and services are purchased by customers in four primary segments: governmental entities at the federal, state, provincial and local levels; industrial, commercial and institutional owners; housing subdivision developers; and small residential and commercial owners. In 2005, we sold 9.7 million tons of asphalt and placed 5.8 million tons.

     Our principal customers in the U.S. are located mainly in Colorado, Kansas, Maryland, Missouri, New Mexico and New York. Our primary Canadian customers are located in Ontario, mainly greater Toronto and Ottawa, and the metro areas of Calgary, Edmonton and Vancouver.
     Production and facility information. The production of asphalt involves mixing dried aggregates with heated liquid asphalt cement, which serves as the binder. Liquid asphalt cement is a by-product of the crude oil refining process. The asphalt is then delivered to the project site and placed by crews using specialized paving machines. As of December 31, 2005, we operated 80 asphalt production facilities in the U.S. and Canada, and also have mobile operations that can be located on-site for unique requirements or major projects.
     Approximately 50 percent of the raw material costs of producing asphalt consists of liquid asphalt cement. To contain costs, when possible and where permitted by regulations, we produce asphalt with lower-cost recycled asphalt pavement. The recycled product is generated through the milling of existing roads and parking lots that are resurfaced or reconstructed. This broken asphalt is crushed to specific gradations and blended into new asphalt under carefully controlled conditions to ensure quality.
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
     Products. Our primary products are basic Portland and masonry cements, and more than 20 blended and specialty cements. Portland cement is a high quality, cost-effective basic building material used in virtually all forms of construction. Our blended cements are used in high performance applications where enhanced strength and durability properties are required. We own or license registered trademarks for our major cement and cement-related brands and tailor our products to meet the individual application and performance requirements of our customers. We offer a range of services associated with these products, including technical support, advisory services, ordering and delivery logistics.
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
     Customers. We sell cement and cement-related products such as fly ash, slag and mixes to several thousand customers, including contractors, builders, municipal authorities, ready-mixed concrete producers, concrete product manufacturers and masons for use in construction projects from offices and homes to dams, plants, tunnels, highways and airports.

     Given the wide variety of uses for cement and our customer profiles, the product performance and service requirements of our customers vary significantly. We strive to recognize the diversity of our customers’ requirements and to deliver differentiated solutions to enable our customers to create more value and be more successful in their businesses.
     In 2005, we sold significant volumes in Michigan, Wisconsin, Ohio, Minnesota, Illinois, Iowa, Missouri, New York, Pennsylvania, Indiana and Kansas. In 2005, our most significant Canadian cement sales occurred in Alberta, Ontario, British Columbia and Quebec. We use a significant amount of cement we produce in our own ready-mixed concrete businesses. During 2005, approximately 12 percent of our total cement sales were made to affiliates.
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
     According to a December 2004 report prepared by the industry’s Portland Cement Association (the most recent report available), we have 12.0 percent of the total active industry cement clinker production capacity in Canada and the U.S. including 34.4 percent in Canada and 7.6 percent in the U.S.
     The following table shows the location, types of process and rated annual clinker production capacity of each of our operating cement manufacturing plants at December 31, 2005. Annual clinker production of a cement plant might be less than its rated capacity due principally to product demand fluctuations and seasonal factors.
Rated Annual Clinker Production Capacity of
Cement Manufacturing Plants
(in million short tons)

U.S. Plants			Canadian Plants
		Rated			Rated
		Clinker			Clinker
Location	Process*	Capacity	Location	Process*	Capacity
Alpena, Michigan	Dry	2.6	Bath, Ontario	Dry	1.2
Davenport, Iowa	Dry	1.1	Brookfield, Nova Scotia	Dry	0.6
Fredonia, Kansas	Wet	0.4	Exshaw, Alberta	Dry	1.4
Joppa, Illinois	Dry	1.2	Kamloops, British Columbia	Dry	0.2
Paulding, Ohio	Wet	0.5	Richmond, British Columbia	Dry	1.3
Seattle, Washington	Wet	0.5	St. Constant, Quebec	Dry	1.1
Sugar Creek, Missouri	Dry	1.0	Woodstock, Ontario	Wet	0.6
Whitehall, Pennsylvania	Dry	0.8

Total Rated Capacity		8.1	Total Rated Capacity		6.4

Total 2005 Clinker Production		7.4	Total 2005 Clinker Production		5.4

*	The dry production process is a newer, more fuel efficient production process than the wet production process. However, the wet production process allows for easier use of alternative fuels.

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
     Cement production is energy and capital intensive. The approximate cost components for our cement production are as follows:

Item	Percentage of Total Cost
Energy	25%
Production-related	20%
Maintenance	20%
Raw materials	20%
Depreciation	15%

Total cost	100%

     Cement production processes and technologies provide many opportunities for better operators to make a significant difference in their performance. With an accumulated experience from operating more than 100 cement plants around the world, the Lafarge Group has developed a wealth of cement manufacturing expertise, which we employ to increase our asset utilization, lower our production costs and increase the performance of our products. We share and reinforce this leadership position through a culture of knowledge-sharing which stresses driving superior performance and ongoing operating improvements.
     We place special emphasis on becoming more efficient in our sourcing and use of fuel. Most of our cement plants are equipped to convert from one form of fuel to another with very little interruption in production, thus avoiding dependence on a single fuel and permitting us to take advantage of price variations between fuels. All of our cement manufacturing plants have fuel flexibility between at least two of the following four base sources: coal, petroleum coke, natural gas and oil. We seek to replace coal with less costly fuel sources such as petroleum coke and fuel-quality waste materials. Such sources constituted 39 percent of the total fuel we used in our cement operations during 2005, and we constantly strive to seek additional alternative fuel sources to use in our cement manufacturing operations.
     Market and competitive factors. The cement industry in the U.S. and Canada has been consolidating during the past 10 years, with smaller companies generally being acquired by large international public companies. Domestic cement production in the U.S. and Canada supplies approximately 84 percent of U.S. and Canadian domestic consumption. The balance is supplied through imports usually managed by domestic producers. Consequently, we believe U.S. and Canadian cement plants generally operate at full capacity throughout variations in the business cycle.
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
The Gypsum Segment
     Gypsum drywall is the predominant material used for finishing interior walls and ceilings in residential, commercial and institutional construction across North America. Use of drywall has risen dramatically in recent years. Wallboard demand in the U.S. has grown more than 50 percent over the last ten years due to the trend towards larger homes (higher ceilings and increased square footage), remodeling of residential and commercial properties, low mortgage rates and record high housing starts.

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
     We utilize contracted trucks to transport finished gypsum board to distributors and other customers. Additionally, our Newark, New Jersey; Silver Grove, Kentucky and Palatka, Florida plants are equipped to ship by rail. In many markets, our plants can backfill for each other in deliveries to our customers.
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
     Our two largest drywall plants (Silver Grove and Palatka) use synthetic gypsum as their raw material. Both are located adjacent to their synthetic gypsum sources and have long-term supply contracts with those sources. Our other drywall plants use natural gypsum.
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
     In November 2005, we announced plants to invest $120 million to install a new manufacturing line at our Silver Grove, Kentucky gypsum drywall manufacturing facility. The additional line will increase the annual capacity of the plant from 900 million square feet of gypsum wallboard to 1,600 million square feet (on a practical capacity basis). The expanded facility will help to meet the growing needs of our residential and commercial customers in the north central region of the U.S. by increasing the supply and the range of products available in these markets. We expect the construction to be completed by mid-2007. In mid-2006, we expect to complete a $75 million project that will substantially upgrade and nearly double the capacity of our Buchanan, New York gypsum drywall manufacturing facility. The modernized production line is being built to produce 650 million square feet (on a practical capacity basis) of gypsum wallboard annually to meet the growing demands of our residential and commercial customers in the Northeast region.
     Following the Buchanan upgrade, our average U.S. plant production age will be approximately five years, resulting in a newer and more efficient plant network. We believe our plants will be among the lowest cost producers in their primary markets when the Buchanan project is completed.

     The following table shows the locations and capacity of our gypsum plants:

Capacity
Location	(in million square feet)
Buchanan, New York	380
Palatka, Florida	900
Silver Grove, Kentucky	900
Newark, New Jersey	340
Corner Brook, Newfoundland	125

Total rated capacity for 1/2 inch drywall*	2,645

Total practical capacity**	2,400

Total 2005 drywall production	2,179

2005 production as a percentage of practical capacity as of December 31, 2005	91%

*	Rated capacity refers to full-time production of 1/2-inch drywall.

**	Practical capacity refers to capacity assuming variations in product mix and scheduled maintenance.
     Natural gas is the major energy source for our drywall manufacturing process. We purchase natural gas on a contract basis with transportation negotiated under long-term contracts. Energy costs represent approximately 25 percent of the total production costs of manufacturing gypsum drywall. To minimize energy costs, we designed both the Silver Grove and Palatka plants with energy efficient technologies, and we plan to install similar technologies at the Buchanan plant during its upgrade.
     Market and competitive factors. Our plants serve customers in markets primarily east of the Mississippi River, an area representing nearly two thirds of U.S. wallboard demand. Our plants are located relatively close to large markets, which generally allows us to deliver product to our customers within 24 hours. Our capabilities are further enhanced by a flexible plant network that can accommodate shifting demand across our markets. In 2005, the states in which we had the most significant sales of gypsum products were Florida, New York, New Jersey and Ohio.
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
Research and Development Activities
     In 2005, we spent $7.1 million in research and development costs, including $4.7 million paid to the Lafarge Group pursuant to agreements we have with them. We have access to the Lafarge Group’s state-of-the-art research and development resources and the Lafarge Group shares with us its new product developments and enhancements for each of our product lines through, in part, agreements by which we share certain costs for research and development, strategic planning and marketing. We also conduct cement research and development activities at our laboratory in Montreal, Canada, which we believe is one of the largest private laboratories in the North American cement industry. Also, our subsidiary, Systech, performs research and development focused on increasing utilization of alternative fuels.

Trademarks and Patents
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
Backlogs
     The amount of backlog orders, as measured by written contracts, in all of our operations is normally not significant and was not material at December 31, 2005.
Dependence on Significant Customers
     None of our operations are dependent upon either a single customer or a few customers, and no single unaffiliated customer accounted for 10 percent or more of the sales of any of our segments except for our Gypsum segment, which had one customer account for 11 percent of its 2005 sales.
Managed Assets
     We continue to manage and operate certain U.S. cement, aggregates and concrete businesses owned by the Lafarge Group as a result of its 2001 acquisition of U.K.-based Blue Circle Industries PLC. For managing these businesses we received $12 million annually plus potential incentives for improving their operating results. As of December 31, 2005, these businesses include 5 full production cement manufacturing plants, 15 cement terminals, 1 slag grinding facility, 15 aggregate-producing pits and quarries, 91 ready-mixed concrete plants and 7 concrete block plants which we manage in conjunction with our own to maximize the efficiency of our respective operations.
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
     We entered into an Amended and Restated Management Agreement (the “Amended Agreement”) with Lafarge S.A. and Blue Circle North America (“BCNA”) relating to our management of certain North American businesses owned by Lafarge S.A. through BCNA effective January 1, 2006. For more information regarding the Amended Agreement, refer to our Current Report on Form 8-K dated September 29, 2005 and filed with the SEC on October 3, 2005.
Insurance Programs
     We maintain a comprehensive insurance program to protect the company from certain types of property and casualty losses, which utilizes commercial insurance and our two captive insurance companies. Commercial property insurance with replacement coverage is purchased to insure against losses to plants and equipment. Additionally, the property policy provides business interruption coverage for our cement and gypsum manufacturing plants, as well as certain of our aggregates operations. We also purchase commercial insurance for our risks associated with workers compensation, auto liability and general liability exposures. The deductibles on these coverages range from $1 million to $5 million per claim. Our captive insurance companies are used to fund losses below these amounts. We maintain other insurance programs as appropriate. We believe the insurance programs, policy limits and deductibles are appropriate for the risks associated with our business and in line with coverage available in the market.

Employees
     The total number of people we employ varies significantly on a seasonal basis as we typically hire several thousand more workers during the peak months of the summer. Measured at December 31, 2005, we employed approximately 16,400 people, including approximately 2,700 individuals operating the managed assets.
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
     Under the Clean Air Act, we must install the best technically feasible equipment to control certain hazardous air pollutants at our U.S. cement plants to meet maximum achievable control technology standards. The Clean Air Act also imposes on us certain permitting requirements and requires us to pay recurring permit fees for our U.S. operations deemed to be “major sources” of air pollution. We face similar requirements for an increasing number of our Canadian operations under similar Canadian legislation. We will be required to comply with state plans to implement the EPA’s new National Ambient Air Quality Standards for particulate matter less than 2.5 microns in size and NOx relating to formation of atmospheric ozone. The EPA is considering certain state plan revisions for NOx emissions as well as implementation schedule changes, which will likely result in state plans being in place by 2007 and compliance sometime between 2010 and 2015. The EPA has also recommended to the states that cement plants located east of the Mississippi River and in Missouri reduce NOx emissions by 30 percent from a 1995 baseline. We must also comply with applicable state implementation plan air quality requirements to SO2, CO and lead. Finally, during 2005 the U.S. Congress did not, as anticipated, amend the Clean Air Act relating to further SO2, NOx and mercury reductions. Rather, the EPA promulgated rules regulating these materials primarily from the utility industry. However, these changes could impact other industrial sectors as well.
     As a result of global climate change, and particularly the Kyoto Protocol which was ratified by Canada and went into effect in February 2005, manufacturers like us face the prospect of CO2 stabilization or reduction measures, including possible raw material and production limitations and/or fuel-use or carbon fuel taxes. Cement manufacturers, including us, voluntarily committed to improve energy efficiency approximately 1 percent per ton of clinker produced in Canada per year from 1990 to 2005, and to reduce CO2 output per ton of U.S. production by 10 percent between 1990 and 2020. Achievement of these goals is generally on target. Further, the Canadian cement industry continues to negotiate with the Canadian government on how the industry will implement the Kyoto Protocol.
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
     In 2005, our capital expenditures and remediation expenses for environmental matters were not material to our financial condition, nor were environmental liabilities recorded at December 31, 2005. However, our expenditures for environmental matters generally have increased over time and are likely to increase in the future. Because of the complexity of environmental laws, differing environmental requirements in the U.S. and Canada, and uncertainties surrounding environmental compliance, permitting, technology and related matters, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.
Available Information
     This annual report on Form 10-K, our reports on Form 10-Q and our current reports on Form 8-K are available free of charge on our website, www.lafargenorthamerica.com, as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission. In addition, we have posted our corporate governance guidelines, our code of ethics for directors, officers and employees and the charters of the Audit, Governance, Nominating and Management Development and Compensation Committees of our Board of Directors on our website at www.lafargenorthamerica.com. Copies of the guidelines, the code of ethics and the charters are available in print to any stockholder who requests them. Stockholders should direct any such request to Peter Keeley, Senior Vice President – General Counsel and Secretary, Lafarge North America Inc., 12950 Worldgate Drive, Herndon, Virginia 20170.

Item 1A.	RISK FACTORS
     The factors set out below may have material adverse effects on our business, financial condition, results of operations and cash flows or on the value of our stock. There may be other risks which are not known to us or which may not be material now but could turn out to be material.
We depend heavily on construction sector activity levels, which tend to be cyclical and which differ throughout the regions in which we operate.
     Our results depend heavily on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tend to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally. While our geographic diversification mitigates risks associated with downturns in construction spending, we may be affected significantly by downturns nationally or in individually significant markets.
Adverse weather lessens demand for our products, which is seasonal in many of our markets.
     Construction activity, and thus demand for our products, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for our products is significantly lower during the winter, particularly in Canada and in the Northern United States, where winter weather significantly reduces our first quarter sales. Our operations in these and similar markets are seasonal, with sales generally peaking during the third quarter because of normally better weather conditions. However, high levels of rainfall can adversely impact our operations during this period as well. Such adverse weather conditions can materially and adversely affect our results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual in our major markets, especially during peak construction periods.

Competition in our industry could adversely affect our results of operations.
     Substantially all markets we operate in are highly competitive. In each of our business segments, we compete with several other domestic suppliers as well as with importers of foreign cement in our cement segment. Many factors affect the competitive environments we face in our markets. Among others, they include the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market. Such factors come together in each of our markets in varying ways, sometimes in ways that adversely impact demand for our products and our results of operations.
Increased energy and fuel costs may have a material adverse effect on our results.
     Our operations consume significant amounts of energy. The price and availability of energy are subject to political, economic and market factors that are generally outside our control. As described more fully in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, we take measures to protect ourselves to some extent against rising energy and fuel costs. Despite these measures, energy and fuel costs have significantly affected, and may continue to affect, our financial condition results of operations and liquidity.
Litigation could affect our profitability.
     The nature of our business exposes us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process.
Governmental policies and laws, particularly those relating to protection of the environment, could significantly impact our operations.
     As described more fully within “Environmental Matters” in Item 1 Business and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, our operations are regulated extensively by national and local governments, particularly in the areas of land use and protection of the environment (e.g. regulations relating to greenhouse gases). Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or stricter interpretation of existing laws or regulations, may impose new liabilities on us, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.
     Our business organization is complex in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we produce accurate financial statements on a timely basis is a costly and time-consuming effort. In connection with Section 404 of the Sarbanes-Oxley Act, we annually assess the effectiveness of our internal controls over financial reporting and our independent auditor issues an attestation report on management’s assessment of such internal control. During this process, we may identify material weaknesses or significant deficiencies in our internal controls over financial reporting, or areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of certain personnel, entail substantial costs in order to modify our existing accounting systems, or take a significant period of time to complete. Such changes may not be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy or our ability to produce accurate financial statements (including the proper application of our critical accounting policies) on a timely basis could increase our operating costs and materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or subject to material weaknesses or significant deficiencies or are otherwise perfectible, or that we are unable to produce accurate financial statements may adversely affect our stock price.
We may be adversely affected by disruptions in our information technology systems.
     Our operations are dependent upon our information technology systems, which encompass all of our major business functions. As a result of significant growth in our operations in recent years, we recently began implementing an enterprise resource planning system (“ERP”). In 2006 and continuing through 2007, we will continue to implement various modules of the ERP system in a phased approach. We rely upon such information technology systems to manage and replenish inventory, fill and ship customer orders on a timely basis, bill customers and coordinate our sales activities across our products and services. A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. In addition, we may experience delays in such implementation or problems with the functionality of the ERP system, which could increase the expected cost of the implementation.
We rely heavily on third-party transportation, which is subject to rate fluctuations and rail, shipping and trucking hazards.
     We rely heavily on third-party transportation to ship our products. Because freight costs represent a significant portion of our total cost to customers, fluctuations in freight rates can change the relative competitive position of our production facilities. Rail, shipping and trucking operations are subject to various hazards, including extreme weather conditions and operating hazards, as well as slowdowns due to labor strikes and other work stoppages. If we are unable to ship our products as a result of the railroads or shipping or trucking companies failing to operate or if there are material changes in the cost or availability of rail, shipping or trucking services, we may not be able to arrange alternative and timely means to ship our products, which could lead to interruptions or slowdowns in our businesses.
Exchange rate fluctuations could adversely affect our results of operations and financial condition.
     As described more fully in Item 7A Quantitative and Qualitative Disclosures about Market Risk, a significant amount of our net assets and net income are attributable to subsidiaries that prepare their financial statements in Canadian dollars. Consequently, exchange rate fluctuations between the U.S. and Canadian dollars may significantly affect our financial condition and results of operations. This effect may be positive or negative depending on the actual exchange rate movement, as well as the nature of any currency hedging instruments we may put in place from time to time.
Increase in our indebtedness could limit our operating and financial flexibility.
     At the end of 2005, we have $776.1 million of debt outstanding, which may increase in the future. If our total debt increases materially: a) we could face increased financial charges, b) we may need to allocate a greater portion of our operating cash flow to cover debt service payments, c) our credit ratings may be downgraded, with resultant increases in our borrowing costs and a possible decrease in the availability of adequate financing sources, d) our exposure to interest and exchange rate fluctuations may increase substantially, and e) lenders may impose significant restrictions on our capital resources and/or operations. Some of our debt agreements contain and some of our future debt agreements may contain financial, operating and other covenants and obligations that could limit our operating and financial flexibility. Our ability to comply with these obligations depends on the future performance of our businesses. Our failure to abide by these obligations or to meet these covenants may impair our ability to finance operations, distribute dividends, finance acquisitions and expansions and maintain flexibility in managing our operations.

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.
     We generally maintain our own reserves of limestone, gypsum, aggregates and other materials that we use to manufacture our products. Increasingly, however, we obtain certain raw materials from third parties who produce such materials as by-products of industrial processes, such as synthetic gypsum, slag and fly ash. While we try to secure our needed supply of such materials through long-term renewable contracts, we have not always been, and may not in the future be, able to do so. Should our existing suppliers cease operations or reduce or eliminate production of these by-products, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials.

Item 1B.	UNRESOLVED STAFF COMMENTS
     None.

Item 2.	PROPERTIES
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
•	The Exshaw cement plant is built on land leased from the province of Alberta. The original lease has been renewed for a 42-year term commencing in 1992. Annual payments under the lease are presently based on a fixed fee per acre.

•	The manufacturing facilities of our Newark, New Jersey gypsum drywall plant, which we acquired in January 2002, are located on leased land from the Port Authority of New York and New Jersey under an agreement that expires in 2031.

•	The Kamloops, British Columbia limestone and cinerite quarries are located on land leased from the province of British Columbia until March 2022.
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
     At December 31, 2005, we owned slag grinding facilities at South Chicago, Illinois; Spragge, Ontario and Stoney Creek, Ontario. We also have slag grinding capacity at our Joppa, Illinois and Seattle, Washington cement plants and Montreal-East, Quebec grinding facility.
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
     None during the fourth quarter ended December 31, 2005.

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
     On January 31, 2006, 71,386,000 shares of our common stock (“Common Stock”) were outstanding and held by 3,357 record holders. In addition, on January 31, 2006, 3,949,000 Exchangeable Preference Shares of Lafarge Canada Inc., which are exchangeable at the option of the holder into Common Stock on a one-for-one basis and have rights and privileges that parallel those of the shares of Common Stock, were outstanding and held by 6,374 record holders.
     We may obtain funds required for dividend payments, expenses and interest payments on our debt from our operations in the U.S., dividends from subsidiaries or from external sources, including bank or other borrowings.
     As discussed more fully in “Note 23 Subsequent Event” to our financial statements included in Item 8 of this Form 10-K, Lafarge S.A. launched a tender offer in February 2006 to acquire all of Lafarge North America’s common stock and Lafarge Canada Inc.’s exchangeable preference shares that it does not currently own.
     Issuer Purchases of Equity Securities (dollars in thousands, except per share amounts):

			(c) Total Number
			of Shares Purchased	(d) Maximum Dollar
			as Part of Publicly	Value of Shares that
	(a) Total Number of	(b) Average Price Paid	Announced	May Yet Be Purchased
Period	Shares Purchased (1)	per Share (2)	Program (3)	Under the Program
10/1/05 – 10/31/05	164,000	$59.71	164,000	$28,852
11/1/05 – 11/30/05	432,500	$55.91	432,500	$4,672
12/1/05 – 12/31/05	83,840	$55.73	83,840	$—

Total	680,340		680,340

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	In November 2004, our Board of Directors approved a share repurchase program that commenced on January 1, 2005 and expired on December 31, 2005. Under this program, we were authorized to repurchase shares in aggregate up to $60 million. In July 2005, our Board of Directors approved an increase in the authorization of $40 million to $100 million. In November 2005, our Board of Directors approved a share repurchase program to commence on January 1, 2006 and expire on December 31, 2006. We are authorized to purchase shares in aggregate up to $100 million under the new program.
     During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
     Refer to Item 12 of this report for information regarding the “Equity Compensation Plan Information” table.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31
	2005	2004	2003	2002	2001
	(in millions)
Operating results
Net sales	$4,309.6	$3,763.3	$3,318.9	$3,160.1	$3,323.0 (a)

EBIT (c)	$565.2	$478.3	$401.2	$401.5	$401.7
Interest expense, net	(22.9)	(28.7)	(43.2)	(43.3)	(48.5)
Redeemable preferred shares dividends	(7.9)	(8.2)	(7.4)	(8.4)	(7.0)
Income tax provision	(263.4)	(145.9)	(133.2)	(93.1)	(112.1)

Earnings from continuing operations	271.0	295.5	217.4	256.7	234.1 (b)
Discontinued operations, net of tax	—	—	66.3	11.7	—
Change in accounting principle, net of tax	—	—	(3.1)	—	—

Net Income	$271.0	$295.5	$280.6	$268.4	$234.1

Net Cash Provided by Operations	$428.9	$331.1	$406.4	$423.9	$423.1

Net Cash Used for Investing	$(420.4)	$(258.3)	$(83.5)	$(191.2)	$(383.2)

Net Cash Provided (Used) for Financing	$(132.0)	$63.5	$(126.2)	$(85.8)	$(42.9)

Financial Condition at December 31
Long-term debt	$463.7	$470.8	$715.4	$671.0	$674.6
Other long-term liabilities	785.1	771.1	856.6	681.5	607.3
Shareholders equity	3,255.8	3,112.9	2,659.6	2,159.7	1,997.1

Total Capitalization	$4,504.6	$4,354.8	$4,231.6	$3,512.2	$3,279.0

Total Assets	$5,552.6	$5,404.1	$4,766.7	$4,161.8	$4,117.6

(a)	Net sales from continuing operations include $90.2 for the year ended December 31, 2001, related to the divested operations of Lafarge Florida Inc. (unaudited).

(b)	Earnings from continuing operations include $11.4 for the year ended December 31, 2001, related to the divested operations of Lafarge Florida Inc. (unaudited).

(c)	EBIT, a non-GAAP financial measure, represents earnings from continuing operations before interest expense, redeemable preferred shares dividends and income taxes and includes $19.4 for the year ended December 31, 2001, related to the divested operations of Lafarge Florida Inc. (unaudited). Management believes EBIT better reflects the ongoing performance of the company and enables management and investors to meaningfully trend, analyze and benchmark the performance of the company’s operations.

	Years Ended December 31
	2005	2004	2003	2002	2001
	(in millions except as indicated by *)
Common Equity Share Information
Net income per share — basic*	$3.59	$3.98	$3.83	$3.69	$3.25
Net income per share — diluted*	$3.43	$3.86	$3.79	$3.64	$3.21
Dividends per share*	$0.92	$0.84	$0.70	$0.60	$0.60
Book value per share at December 31*	$43.25	$41.73	$36.11	$29.54	$27.70
Average shares and equivalents outstanding	75.5	74.3	73.3	72.8	72.0
Shares outstanding at December 31	75.3	74.6	73.7	73.1	72.1

Statistical Data
Capital expenditures	$383.5	$350.3	$173.9	$247.9	$333.2
Acquisitions	$68.8	$9.1	$16.7	$31.6	$80.6
Net income as a percentage of net sales*	6.3%	7.9%	8.5%	8.5%	7.0%
Return on average shareholders’ equity*	8.5%	10.2%	11.6%	12.9%	12.0%
Long-term debt as a percentage of total capitalization*	10.3%	10.8%	16.9%	19.1%	20.6%
Number of employees at December 31*	16,400	15,300	14,800	15,500	15,600
Exchange rate at December 31 (Cdn to U.S.)*	0.860	0.830	0.778	0.636	0.628
Average exchange rate for the year (Cdn to U.S.)*	0.825	0.769	0.715	0.637	0.646

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY OF 2005 RESULTS AND OUTLOOK
     We continued the pace of solid earnings growth that we have seen during the past few years. We achieved record sales and operating income this year, despite the challenges posed by substantial energy cost increases and disparities across the markets we serve in North America. We experienced a strong finish to the year in our cement business, solid pricing gains in most of our product lines and our gypsum business continued its excellent performance. Our operating results benefited from steady economic expansion in many of our markets, but were adversely affected by high energy prices experienced during 2005 especially in the aftermath of Hurricane Katrina.
     Overall, our income before redeemable preferred shares dividends, interest and income taxes reached a record $565.2 million, an 18 percent increase over 2004, with strong volumes for cement, gypsum and asphalt. The Canadian dollar favorably contributed $16.8 million to our 2005 operating income. Energy and fuel cost pressures intensified during the year, with our direct energy costs up $65 million compared to last year. In addition, expenses associated with the continued implementation of our ERP system increased by approximately $30 million, and pension and other postretirement expenses were up $13.4 million compared with 2004. Finally, Hurricane Katrina adversely impacted our 2005 results by approximately $7 million due to clean up costs, lost sales, shipping logistics and damages to plants and equipment.
     Net income in 2005 was $271.0 million, or $3.43 per diluted share. These results include a tax charge of $70.7 million, or $0.90 per diluted share, associated with our decision to repatriate approximately $1.1 billion from our Canadian subsidiary in 2005. In 2004, several unusual items contributed a net benefit of $0.03 per diluted share. These unusual items included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $10.6 million ($6.9 million after taxes or $0.09 per diluted share) related to settled litigation in our cement segment.

     Our financial position at year end 2005 continues to be very strong. Total debt net of cash, cash equivalents and short-term investments was positive $84.2 million in 2005 compared to negative $24.7 million in 2004. Our total debt was $776.1 million as of December 31, 2005 compared with $827.3 million at the end of 2004. Cash, cash equivalents and short-term investments were $691.9 million at the end of the year compared to $852.0 million at the end of 2004. Reported cash flow from operations was $428.9 million compared with the $331.1 million in 2004.
     Looking forward to 2006, we are optimistic that we will continue to show solid year-over-year earnings growth. We expect pricing to continue to be the most significant lever on profit growth for the year. We raised cement prices by approximately $10 per ton in local currency across our markets on January 1, 2006. We have also announced a second price increase in many of our U.S. markets of $3 to $5 per ton effective July 1, 2006.
     With a reduction in new housing starts and continued growth in the public and non-residential sectors, we are expecting slow growth across our product lines in 2006, with uneven demand patterns across our markets. The Portland Cement Association is forecasting approximately 2 percent growth in the cement markets we serve.
     We expect to see continued energy and freight cost inflation, although market forward rates for fuel indicate more moderate rates of increase compared to 2005. We also expect expenses associated with the continued implementation of our ERP system to increase by $15 million to $20 million compared with last year, and pension and other postretirement expenses to be up by an additional $14 million to $17 million. As of January 1, 2006, we began to expense stock-based compensation in accordance with a new accounting standard and expect this non-cash expense to be between $15 million and $18 million in 2006.
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.
MANAGEMENT’S DISCUSSION OF INCOME
     The Consolidated Statements of Income included in Item 8 of this Annual Report summarize the operating performance of Lafarge North America Inc. for the past three years. It should be noted that the discussions focus on earnings from continuing operations. Lafarge Florida Inc. (our cement import and grinding operation) was sold to Florida Rock Industries Inc. in August 2003. The Florida operations, including the gain on the sale, are shown separately in our financial statements as “discontinued operations” in 2003. To facilitate analysis, net sales and operating profit are discussed by operating segment and are summarized in the table below. (See “Note 17 Segment and Related Information” in the Notes to Consolidated Financial Statements for further segment information.)
     Our three operating segments are:
     Aggregates, Concrete & Asphalt (“AC&A”) — the production and distribution of construction aggregates, ready-mixed concrete, other concrete products and asphalt, and the construction and paving of roads.
     Cement — the production and distribution of Portland and specialty cements and slag, fly ash and associated blended products, and the processing of fuel-quality waste and alternative raw materials for use in cement kilns.
     Gypsum — the production and distribution of gypsum drywall and related products.

	Years ended December 31
	2005	2004	2003
	(in millions)
Net Sales from Continuing Operations
Aggregates, Concrete & Asphalt	$2,557.0	$2,274.1	$2,032.5
Cement	1,551.1	1,352.7	1,198.3
Gypsum	411.9	326.6	254.3
Eliminations	(210.4)	(190.1)	(166.2)

Total	$4,309.6	$3,763.3	$3,318.9

Gross Profit from Continuing Operations
Aggregates, Concrete & Asphalt	$410.4	$373.2	$335.5
Cement	499.1	443.6	384.9
Gypsum	106.5	65.9	19.3

Total	1,016.0	882.7	739.7

Operational Overhead and Other Expenses
Aggregates, Concrete & Asphalt	(203.1)	(165.4)	(151.8)
Cement	(133.7)	(115.2)	(94.4)
Gypsum	(38.3)	(32.6)	(24.3)

Total	(375.1)	(313.2)	(270.5)

Income (Loss) From Continuing Operations
Aggregates, Concrete & Asphalt	207.3	207.8	183.7
Cement	365.4	328.4	290.5
Gypsum	68.2	33.3	(5.0)

Total	640.9	569.5	469.2
Corporate and unallocated expenses	(75.7)	(91.2)	(68.0)

Earnings from Continuing Operations before Redeemable preference shares, Interest and Income Taxes (a)	$565.2	$478.3	$401.2

Assets
Aggregates, Concrete & Asphalt	$2,344.0	$2,204.6	$2,010.3
Cement	1,640.0	1,505.2	1,433.3
Gypsum	391.6	329.6	317.2
Corporate and unallocated assets	1,177.0	1,364.7	1,005.9

Total	$5,552.6	$5,404.1	$4,766.7

(a)	EBIT is reconciled to the closest GAAP measure in “Item 6 Selected Consolidated Financial Data.”
YEAR ENDED DECEMBER 31, 2005
Net Sales
     Our net sales increased 15 percent in 2005 to $4,309.6 million from $3,763.3 million in 2004. All our product lines recorded solid price gains for the full year compared to last year. In addition, net sales benefited from continued strength of the Canadian dollar, which averaged 82 cents per U.S. dollar for the year compared to 77 cents per U.S. dollar in the prior year. Excluding the exchange rate effect, net sales were 11 percent higher than last year.
     U.S. net sales increased to $2,406.5 million, up 14 percent compared to $2,113.9 million in 2004, driven by higher cement, aggregate, paving and gypsum sales. Canadian net sales increased 15 percent to $1,903.1 million in 2005 (8 percent in local currency) primarily due to higher cement, ready-mixed concrete and paving sales.

   Aggregates, Concrete & Asphalt
     Net sales from the aggregates, concrete and asphalt segment totaled $2,557.0 million in 2005, which was 12 percent higher than the $2,274.1 million in 2004. Excluding the impact of the favorable Canadian exchange rate, net sales were up 8 percent with stronger sales across all product lines.
     Net sales of construction aggregates were $792.4 million, which were 8 percent higher than 2004 (5 percent higher excluding the favorable exchange rate). Shipments of construction aggregates declined by 1 percent to 130.6 million tons. Volumes increased by 11 percent and 8 percent in our Western U.S. and Western Canadian markets, respectively, driven by strong growth in Missouri, New Mexico, Colorado mountains, Edmonton and Winnipeg as well as exports to the U.S. west coast from Canada. This was partially offset by weakness in Michigan and Ontario with softening seen in the residential markets. Average selling prices in 2005 were up 7 percent in the U.S. and 5 percent in Canada in local currency, with the successful implementation of general price increases in most markets.
     Ready-mixed concrete sales totaled $818.9 million in 2005, up 9 percent from last year (5 percent higher, excluding the favorable exchange rate). Overall ready-mixed concrete shipments decreased by 3 percent to 10.3 million cubic yards. Volumes in the U.S. declined by 4 percent compared with last year as a result of lower demand in Louisiana due to Hurricane Katrina, and cement shortages in our Colorado market. The Louisiana market is operating at about two-thirds of pre-Katrina levels, and we currently are not expecting a significant upturn in volumes before the second half of 2006. Volumes in Canada were down 3 percent over 2004, reflecting slowness in the residential building market in certain areas of Eastern Canada. Average ready-mixed concrete prices were up 8 percent compared with the same period a year ago. Net sales for other concrete products was $109.7 million in 2005 compared to $98.7 million in 2004.
     Asphalt and paving sales totaled $836.0 million in 2005, up 21 percent from 2004 (up 15 percent, excluding the favorable exchange rate). Asphalt volumes were up 2 percent compared to prior year as a result of strong growth in Western Canada with growth in U.S. volumes partially offset by weakness in Eastern Canada. A cement shortage in Colorado in the fourth quarter delayed curb and gutter work and subsequently caused asphalt and paving work to be delayed. As a result of these project delays, we have higher contractual backlogs going into 2006.
   Cement
     Cement net sales increased 15 percent to $1,551.1 million in 2005 from $1,352.7 million in 2004 (up 12 percent excluding the favorable exchange rate). Cement shipments in 2005 reached 14.4 million tons, which were 2 percent higher than 2004 shipments. U.S. volumes were up 1 percent while Canadian volumes increased by 3 percent. The strong first half of the year was partially offset by some market softness we experienced during the third quarter. In addition, we had favorable weather in the first and fourth quarters of 2004. We shipped 309,000 tons of lower-margin imported product (cement and clinker) in 2005 compared to 226,000 tons in 2004.
     Average selling prices increased by 10 percent year-over-year. In the U.S., prices increased by 12 percent, or almost $9 per ton, driven by two price increases during the year. In Canada, prices were up 6 percent in local currency, reflecting the price increase we implemented in the first quarter of 2005. An additional price increase of approximately $10 per ton in local currency went into effect in U.S. and Canadian markets on January 1, 2006.
   Gypsum
     Net sales from gypsum operations increased by 26 percent to $411.9 million from $326.6 million in 2004 benefiting from strong demand as well as the impact of five price increases implemented throughout the year. Sales volume reached 2.3 billion square feet, an increase of 5 percent over 2004 sales volume. We experienced continued growth of residential construction both in the U.S. and Canada, supported by significantly improved manufacturing performance by our plants. The average mill net price per thousand square feet for the year was $150 compared with $123 in 2004.

Performance by Line of Business
   Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment earned $207.3 million in line with 2004 results. Prices increased in all product lines compared with 2004. Significantly higher energy and raw material costs, increased subcontractor costs, higher pension and other postretirement costs and increased expenses related to our ERP system implementation offset the positive contribution from higher prices. The favorable impact of the Canadian dollar contributed $8.2 million to reported profit for the year. Segment operating income as a percentage of net sales at 8 percent was 1 percentage point lower compared to 2004.
     During 2005, we reviewed the composition of our previously unallocated AC&A divisional overhead expenses and the costs and benefits of additional allocations to the AC&A product lines. As a result of this analysis, we elected to allocate all AC&A divisional overhead to the AC&A product lines beginning in 2005. This change does not impact overall AC&A segment results. We believe this change will result in a more meaningful presentation of our AC&A product line results. Prior period results were adjusted to conform to the 2005 presentation.
     Operating income from the sale of aggregates (crushed stone, sand and gravel) was $147.7 million in 2005, which was 1 percent higher than in 2004. Strong price gains across all regions were partially offset by increases of more than 30 percent in fuel prices, higher cost of replacement parts as well as increased subcontractor costs. Operating margin declined by 1 percentage point in 2005 compared to the year-ago level.
     Operating income from the sale of our ready-mixed concrete products was $12.5 million in 2005 compared to $25.0 million in 2004. Most of the decline was due to the sharp rise in diesel fuel prices and market weakness in Eastern Canada. Higher energy costs reduced operating income by $8.2 million for the year. Operating margin was 2 percentage points lower than last year as strong price improvement was offset by sharp increases in fuel, raw materials and production costs. Operating income for other concrete products was $15.8 million in 2005 compared to $10.9 million in 2004.
     Operating income from the sale of asphalt and paving products and services was $31.3 million in 2005, which was 19 percent higher than 2004. Favorable pricing and cost savings actions offset inflationary pressures on energy and raw material costs, allowing us to maintain our margin levels for the year.
   Cement
     Operating income from our cement segment was $365.4 million, $37.0 million higher than last year. Contributions from strong pricing and increased volumes offset higher energy, freight and raw material costs, as well as costs associated with some plant production issues. The sharp rise in energy prices adversely impacted earnings by $19.5 million. Plant fixed costs were up by $12.5 million, about 5 percent higher than last year as we mobilized additional clinker production capacity, expanded our storage and distribution capabilities, shortened our kiln turnarounds and increased our cement and clinker imports. Clinker production at 12.9 million tons was in line with 2004. Cement production was higher than last year, but was lower than planned due to a few plant performance issues we experienced during the second and third quarters of the year. The favorable Canadian dollar contributed $11.1 million to the cement operating income, but was partially offset by the $7.0 million increase in pension and other postretirement expenses in the year and approximately $14 million in costs associated with the continued implementation of our ERP system.
     Cement operating income as a percentage of net sales was 24 percent, down slightly versus the year ago period. The most significant factors holding back margin growth for 2005 were energy and freight cost inflation, plant production issues and costs associated with our ERP implementation.

   Gypsum
     The operating income from our gypsum segment was $68.2 million in 2005, more than double the $33.3 million income recorded in 2004. Higher selling prices and continued strong demand drove the increase in profitability, more than offsetting increases in natural gas and raw materials costs. Production reached record levels during the year and was 6 percent higher than last year as a result of continued performance improvements.
Corporate and Unallocated Expenses
     Corporate and unallocated expenses in 2005 were $75.7 million, which represents a decline of $15.5 million compared to 2004. The decrease is primarily due to the absence of foreign exchange losses in 2005, lower postretirement medical expenses and an increase in the incentive fee we earned for improving the operating results of the managed assets.
Income from Managed Assets
     Income from the managed assets amounted to $22.1 million in 2005, which represents an increase of $5.8 million compared to 2004 as a result of an increase in the management incentive fee we received from Lafarge S.A. for improving their operating results. Gross proceeds from the management of these assets totaled $265.0 million in 2005, as compared to $244.4 million in 2004. Total proceeds included billings for the annual management fee ($22.1 million in 2005 and $16.3 million in 2004), as well as direct payroll, pension and postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $242.9 million and $228.0 million in 2005 and 2004, respectively. We are fully reimbursed for these expenses under the terms of the management agreement.
Interest Expense, Net
     Net interest expense for the year totaled $22.9 million, $5.8 million lower than prior year. The improvement was primarily due to lower average debt levels with the repayment of a $250 million dollar bond in July 2005.
Income Taxes
     Income tax expense increased to $263.4 million in 2005 from $145.9 million in 2004. Our tax expense was impacted in both 2004 and 2005 by certain unusual items. In 2005, we recorded a one-time charge of $70.7 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005. In 2004, we recorded a tax benefit of $6.3 million. Excluding these tax adjustments, our effective tax rates for 2005 and 2004 were approximately 36 percent and 35 percent, respectively. For 2006, we expect our effective tax rate to be approximately 35 percent.
Net Income
     Net income was $271.0 million or $3.43 per diluted share, compared with net income in 2004 of $295.5 million, or $3.86 per diluted share. Results for 2005 include a one-time tax-charge of $70.7 million, or $0.90 per diluted share, associated with our decision to repatriate approximately $1.1 billion from our Canadian subsidiary. Results for 2004 included several unusual items that contributed a net benefit of $0.03 per diluted share. These unusual items included a tax benefit of $6.3 million ($0.08 per diluted share), interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable partially offset by legal expenses of $10.6 million ($6.9 million after taxes or $0.09 per diluted share) related to settled litigation in our cement segment.

YEAR ENDED DECEMBER 31, 2004
Net Sales
     Our net sales from continuing operations increased 13 percent in 2004 to $3,763.3 million from $3,318.9 million in 2003. Demand for our products remained robust, which was supported by stronger economic conditions and continued low interest rates. In addition, we benefited from favorable weather both at the start and end of the year. Excluding divested operations, all our product lines recorded higher shipments for the full year compared to last year, with cement, aggregates and gypsum setting new records for volumes. Compared to 2003, our selling prices generally increased with the exception of our paving business. In addition, net sales benefited from continued strength of the Canadian dollar, which averaged 77 cents per U.S. dollar for the year compared to 71 cents per U.S. dollar in the prior year. Excluding the exchange rate effect, net sales from continuing operations were 10 percent higher than last year.
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
     Ready-mixed concrete sales totaled $751.0 million in 2004, up 9 percent from last year (5 percent higher, excluding the favorable exchange rate). Overall ready-mixed concrete shipments increased by 3 percent to 11.4 million cubic yards as stronger demand in western Canada offset a flat U.S. market. Strong sales in Maryland, New York and New Mexico were offset by lower volumes in Louisiana (completion of New Orleans airport project) and Missouri. Canadian volumes increased by 6 percent over 2003, as residential construction activity in Vancouver and Calgary remained strong. However, price improvement gains in most regions were offset by pricing pressures in the Denver, Toronto and Montreal markets. Net sales for other concrete products was $98.7 million in 2004 compared to $90.7 million in 2003.
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
Performance by Line of Business
   Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment earned $207.8 million on sales of $2.3 billion, 13 percent higher than 2003 earnings of $183.7 million on sales of $2.0 billion. Profit growth was driven primarily by the aggregates business, which alone generated a $27.9 million profit improvement. The favorable impact of the Canadian dollar, which contributed $8.6 million to reported profit for the year, was more than offset by a $9.0 million increase in pension and other postretirement expenses. In addition, higher fuel costs across all product lines and increased maintenance costs with higher plant activity resulted in increased operating costs. As a result, segment operating income as a percentage of net sales at 9 percent was flat compared to 2003.
     Construction aggregates recorded an operating income of $145.7 million in 2004, which was 24 percent higher than 2003, driven by record volumes and higher selling prices across all regions. This was partially offset by cost increases, including additional quarry stripping costs of $5 million and higher energy costs of $4 million. Operating margin improved by 1 percentage point in 2004 compared to the year-ago level.
     Ready-mixed concrete profits declined by $6.2 million to $25.0 million in 2004. Most of the shortfall came from the Denver, Toronto and Montreal markets where market conditions and competitive pressures limited our ability to recoup increased raw material prices. The strong performance of our Western Canada and Eastern U.S. markets partially offset the shortfall. Performance based distribution initiatives continued to help offset increased delivery, maintenance and fuel costs. Operating margin was 1 percentage point lower than last year. Operating income for other concrete products was $10.9 million in 2004 compared to $6.7 million in 2003.
     Asphalt and paving operations earned $26.2 million in 2004, which was $1.7 million lower than 2003. Paving contract margins declined, which more than offset benefits from increased asphalt volumes and the absence of losses associated with the Western U.S. portable highway paving business we exited in 2003. Increased use of recycled products helped offset higher costs during the year.

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
Corporate and Unallocated Expenses
     Corporate and unallocated expenses in 2004 were $91.2 million, which represents an increase of $23.2 million compared to 2003. The prior year included a $31.2 million gain on the sale of our Detroit cement terminal. Higher corporate expenses in 2004, due to increased pension and other postretirement expenses, higher salaries, governance and compliance costs, were partially offset by $17.3 million of lower foreign exchange transaction losses.
Income from Managed Assets
     Income from the managed assets amounted to $16.3 million in 2004, which represents an increase of $4.3 million compared to 2003 as a result of a management incentive fee we received from Lafarge S.A. for improving their operating results. Gross proceeds from the management of these assets totaled $244.4 million in 2004, as compared to $206.4 million in 2003. Total proceeds included billings for the annual management fee ($16.3 million in 2004 and $12.0 million in 2003), as well as direct payroll, pension and postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $228.0 million and $194.4 million in 2004 and 2003, respectively. We are fully reimbursed for these expenses under the terms of the management agreement.
Interest Expense, Net
     Net interest for the year totaled $28.7 million, $14.5 million lower than prior year. The improvement was due to a $4.9 million reduction in interest expense from the fixed to floating interest rate swap, $4.9 million interest income associated with an income tax receivable, $1.9 million interest income increase from higher average investment balances and $1.0 million interest expense decrease on our short-term borrowings.

Income Taxes
     Income tax expense from continuing operations increased to $145.9 million in 2004 from $133.2 million in 2003. Our tax expense was impacted in both 2003 and 2004 by certain unusual items. In 2004, we recorded a tax benefit of $6.3 million. In 2003, we recognized an additional $7.6 million of tax expenses to reflect provincial tax changes legislated in both Ontario and Alberta, as well as the higher tax rate applicable to the sale of the Detroit cement terminal in the third quarter. Excluding these tax adjustments, the effective tax rates for 2004 and 2003 were approximately 35 percent and 36 percent, respectively.
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
Cash Flows from Operations
     Net cash provided by operations was $428.9 million, $331.1 million and $406.4 million for 2005, 2004 and 2003, respectively. Net cash provided by operations reflects our net income adjusted for the net effects of operating transactions and other events that affect net income and operating cash flows in different periods. Significant adjustments are discussed below, except for changes in working capital, which are discussed in Management’s Discussion of Financial Position.
     The non-cash adjustment for depreciation, depletion and amortization in 2005 increased by $36.0 million reflecting the full year impact of certain assets placed in service during 2004 (mainly assets related to our ERP implementation, our Sugar Creek, Missouri cement plant and the Detroit cement terminal) and new assets placed in service during 2005 including many short-life assets related to our ERP implementation. The non-cash adjustment for depreciation, depletion and amortization in 2004 increased by $18.5 million reflecting new assets placed in service resulting from an increase in capital expenditures ($176.4 million) and the commencement of amortization of certain information technology projects. The non-cash adjustment for gain on sale of assets for 2003 of $38.8 million is principally due to a large divestment gain associated with the sale of a Detroit cement terminal. The impact of the gain on the sale of discontinued operations (Lafarge Florida Inc.) recognized in 2003, including related income taxes paid, is shown separately. In 2005, we did not utilize our securitized receivable financing facility due to adequate liquidity levels throughout the year. As a result of improving liquidity, we significantly reduced the amount of securitized receivable financing during 2004. The impact of securitized receivable financing favorably impacted the 2005 to 2004 comparison by $136.2 million and unfavorably impacted the 2004 to 2003 comparison by $86.6 million. Taxes paid in connection with our repatriation of Canadian earnings (see below) unfavorably impacted the 2005 to 2004 comparison by $43.2 million. Employer pension contributions were $85.9 million, $112.1 million and $50.9 million in 2005, 2004 and 2003, respectively.
Cash Flows from Investing
     In 2005, net cash used for investing activities increased $162.1 million to $420.4 million. Capital expenditures for 2005 were $383.5 million and include $31.5 million of expenditures incurred in connection with our modernization of the Buchanan, New York gypsum drywall plant, the acquisition of an integrated tug barge for $22.7 million and approximately $45.0 million spent on various projects associated with our ERP implementation. Spending on acquisitions increased $59.7 million principally due to our 2005 acquisition of the Ritchie Companies for $58.2 million. Redemption of short-term investments, net, for 2005 was $25.6 million compared to $34.3 million in 2004, both years reflecting the change in the amount of excess cash that was invested in short-term investments with original maturities exceeding three months. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $17.7 million in 2005 compared to $66.6 million in 2004. Proceeds for both years include several individually insignificant sale transactions.
     In 2004, net cash used for investing activities increased $174.7 million to $258.3 million. Capital expenditures more than doubled during 2004 as compared with 2003, from $173.9 million to $350.3 million, due to $29.7 million of additional capital expenditures associated with our Sugar Creek, Missouri cement plant, increased spending on information technology projects and costs associated with the replacement terminal in Detroit, Michigan. Redemption of short-term investments, net, for 2004 was $34.3 million compared to purchases of short-term investments, net in 2003 of $46.3 million, both years reflecting the change in the amount of excess cash that was invested in short-term investments with original maturities exceeding three months. Proceeds from the sale of non-strategic assets, surplus land and other miscellaneous items totaled $66.6 million in 2004 compared to $71.2 million in 2003. Proceeds for 2004 includes several individually insignificant sale transactions while proceeds from 2003 include $38.2 million from the sale of the Detroit cement terminal. The proceeds received in 2003 from the sale of discontinued operations of $123.9 million (Lafarge Florida Inc.), and related income taxes paid, are shown separately.
Cash Flows from Financing
     In 2005, net cash used by financing was $132.0 million compared to net cash provided by financing activities of $63.5 million in 2004. A $250 million bond, issued in 1998 to fund an acquisition, matured in July 2005. At maturity, we used internal cash and short-term borrowings to repay the bond. As of December 31, 2005, we had $309.2 million of outstanding borrowings in Canada under our new revolver (see below). We utilized proceeds from this revolver to fund the remaining portion of the $1.1 billion cash repatriation from Canada to the U.S. Issuance of equity securities increased by $10.7 million to $63.0 million due to more employee stock option exercises. This increase in proceeds from stock option exercises was more than offset by common stock repurchases, which increased by $50.9 million to $100.0 million. Cash spent on dividends decreased due to higher dividend reinvestment activity.
     In 2004, net cash provided by financing was $63.5 million compared to net cash used by financing activities of $126.2 million in 2003. The change reflects an increase in short-term borrowings in 2004 whereas we repaid short-term borrowings in 2003. Repayments were made in 2003 utilizing cash proceeds received in connection with the sales of Lafarge Florida Inc. and a Detroit cement terminal. Issuance of long-term debt for 2003 includes $47.0 million of proceeds received in connection with the issuance of industrial revenue bonds related to our Sugar Creek, Missouri plant. Also, proceeds from issuance of equity securities increased to $52.3 million in 2004 from $11.8 million in 2003 due to more employee stock option exercises in 2004.
     We have access to a wide variety of short-term and long-term financing alternatives in both the U.S. and Canada. During 2005, we entered into a five-year $700 million syndicated, committed revolving credit facility expiring in September 2010. The credit facility provides for a $450 million sublimit for our Canadian subsidiary, Lafarge Canada Inc., and contains an accordion feature by which we may increase the commitment amount to $1 billion with the consent of any of the lenders party to the agreement. Refer to Note 8 of the “Notes to Consolidated Financial Statements” for more information.

     We maintain a commercial paper facility under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. The facility is 100 percent backed by the revolving credit facility discussed above. Commercial paper borrowings as of December 31, 2005 and 2004 were zero and $90 million, respectively.
     We also have a receivables securitization program to provide a cost-effective source of working capital and short-term financing. Under the program, we agreed to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers up to a maximum of $200 million. Under the agreements, new receivables are added to the pool as collections reduce previously sold receivables. We service, administer and collect the receivables sold. No borrowings were outstanding under this program as of December 31, 2005 and 2004. Since this program is accounted for as a sale of receivables, the related cash flows are included in net cash provided by operations.
MANAGEMENT’S DISCUSSION OF FINANCIAL POSITION
     The Consolidated Balance Sheets summarize our financial position at December 31, 2005 and 2004.
     Working capital, excluding cash, short-term investments, short-term borrowings, redeemable preferred stock, current portion of long-term debt and the impact of exchange rate changes ($29.7 million increase), increased $178.1 million from December 31, 2004 to December 31, 2005. Receivables, net (including “Due from affiliates”), excluding an exchange rate increase of $13.3 million, increased $95.2 million primarily due to increased sales. Inventories increased $73.1 million, excluding the exchange rate increase of $5.9 million, due to higher quantities of purchased cement on hand at year end 2005 compared to 2004 and increased costs associated with fuel. Accounts payable and accrued liabilities, excluding the exchange rate increase of $8.1 million, increased $43.6 million mainly due to timing and growth factors. Excluding the exchange rate increase of $1.0 million, income taxes payable decreased $15.0 million due to payments.
     Net property, plant and equipment increased $122.2 million during 2005 excluding the exchange rate increase of $34.0 million, as capital expenditures outpaced depreciation. Goodwill relates primarily to the Redland, Warren and Presque Isle transactions. In November 2005, we acquired the assets of Ritchie Corporation in Wichita, Kansas, for $58.2 million.
     Our operating cash flows are generally sufficient to provide all of our cash operating requirements, including capital expenditures, on an annual basis, although short-term debt to fund seasonal working capital needs and operating losses is incurred during the first six months of the year. We maintain sufficient liquidity resources, including a $300 million commercial paper line, a $200 million accounts receivable securitization line, a $700 million revolving credit facility (including back-up for the commercial paper line), a bi-lateral committed facility of $50 million, and over $100 million in uncommitted bi-lateral bank facilities, to ensure that our cash requirements are met under various circumstances.
     During 2005, we repatriated almost $1.1 billion of Canadian earnings to the U.S. under the repatriation provisions of the Jobs Act. This substantially increased liquidity in the U.S., although use of the additional liquidity is restricted by the domestic reinvestment plan required by the Jobs Act. There was a corresponding reduction in liquidity at our Lafarge Canada Inc. (“LCI”) subsidiary. As discussed above, LCI borrowed money in order to repatriate their earnings to the U.S. In addition, beginning on December 29, 2005, Canadian $166.4 million (approximately U.S. $143.1 million) in preferred shares issued by a Canadian subsidiary in 2000, in connection with our acquisition of the Warren Paving and Materials Group, was redeemable at the option of the holder. We may be required to borrow if the holder of the preferred shares elects to redeem these shares. We expect our significant positive Canadian cash flows would be sufficient to repay any debt and replenish our Canadian cash balances over time.

CONTRACTUAL OBLIGATIONS
     Our summary of contractual obligations and maturities as of December 31, 2005 is as follows (in millions):

		Less than
	Total	one year	2-3 years	4-5 years	> 5 years
Long-term debt (a)	$786.2	$312.4	$210.5	$6.5	$256.8
Redeemable preferred stock	143.1	143.1	—	—	—
Operating leases	246.9	53.0	72.4	31.6	89.9
Purchase obligations
Capital	77.3	77.3	—	—	—
Noncapital	502.1	162.0	100.4	58.6	181.1

Total	$1,755.6	$747.8	$383.3	$96.7	$527.8

(a)	Excludes interest.
     The amounts set forth in the table above for noncapital purchase obligations relate primarily to contractual purchase obligations related to gas, power, fuel and other significant raw material commitments as well as mineral royalties. In addition, we are required to make contributions to certain defined benefit plans. Our estimated 2006 contributions total $56.1 million. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, we are unable to reasonably estimate our future contributions beyond 2006. We also have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete in nature, and it is unlikely that the various contingencies within the contract would be triggered by a common event. The future payments under these contracts are not included in the table set forth above.
     We do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
MANAGEMENT’S DISCUSSION OF SHAREHOLDERS’ EQUITY
     The Consolidated Statements of Shareholders’ Equity summarize the activity in each component of shareholders’ equity for the three years presented. In 2005, shareholders’ equity increased by $143.0 million, mainly from net income of $271.0 million and the exercise of stock options resulting in an increase of $68.4 million. These were partially offset by the increase to the minimum pension liability adjustment of $95.8 million, share repurchases of $100.0 million and dividend payments, net of reinvestments, of $34.4 million.
     In 2004, shareholders’ equity increased by $453.2 million, mainly from net income of $295.5 million, a change in the foreign currency translation adjustment of $124.5 million, the reduction to the minimum pension liability adjustment of $73.2 million and the exercise of stock options resulting in an increase of $47.2 million. These were partially offset by share repurchases of $49.1 million and dividend payments, net of reinvestments, of $44.2 million.
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

     The following table reflects the range of high and low closing prices of Common Stock by quarter for 2005 and 2004 as quoted on the New York Stock Exchange:

	Quarters Ended
	31-Mar	30-Jun	30-Sep	31-Dec
2005 Stock Prices
High	$63.75	$62.59	$69.78	$69.02
Low	$50.72	$52.47	$62.99	$53.27
2004 Stock Prices
High	$43.39	$45.03	$47.42	$51.55
Low	$39.80	$40.88	$41.30	$47.65
     Dividends are summarized in the following table (in millions, except per share amounts):

	Years Ended December 31
	2005	2004	2003
Common equity dividends	$69.8	$62.6	$51.0
Less dividend reinvestments	(35.4)	(18.4)	(5.4)

Net cash dividend payments	$34.4	$44.2	$45.6

Common equity dividends per share	$0.92	$0.84	$0.70

     During the third quarter of 2005, the dividend rate was changed from 22 cents to 24 cents per share per quarter.
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
     Goodwill — SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be reviewed annually (or more frequently if impairment indicators arise) for impairment. In our goodwill impairment test, we use a combination of a market approach and an income approach when determining the fair value of our reporting units. In the market approach, we compare our reporting units with similar businesses, business ownership interests or manufacturing facilities that have been sold. In the income approach, we estimate the discounted value of the expected future cash flows that we expect our reporting units to generate based on our budgets and projections. Similar to our review for impairment of long-lived assets, evaluations for impairment are significantly impacted by estimates of future prices for our products, the evolution of expenses, economic trends in the construction sector and other factors.
     Pension Plans and Other Postretirement Benefits — The accounting for pension plans and other postretirement benefits requires us to make certain assumptions that have a significant impact on the expenses and liabilities that we record for pension plans and other postretirement benefits.
     The primary assumptions made to account for pension plan and other postretirement benefit expenses and liabilities are disclosed in “Note 19 Pension Plan and Other Postretirement Benefits” of the consolidated financial statements.
     The assumption for the expected long-term rate of investment return on pension plan assets is based on historical performance, current and long-term outlook and the asset mix in the pension trust funds. The discount rates are based on rates of return on high-quality, fixed-income investments, that if invested on the measurement date, would provide the necessary future cash flows to pay the benefits when due.

     The 2005 pension and other postretirement benefit expenses are impacted by the year-end 2004 assumptions for the discount rate and the return rate on assets (pension only). If the 2004 discount rate assumption had been lowered by one percentage point, 2005 pension and other postretirement benefit expenses would have increased by approximately $20.3 million. If the 2004 asset returns rate assumption had been lowered by one percentage point, 2005 pension plan expenses would have increased by approximately $8.1 million.
     The pension and other postretirement accumulated benefit obligations are impacted by the 2005 discount rate. The impact of decreasing the discount rate assumption by one percentage point as of November 30, 2005 would have been to increase the total accumulated benefit obligation as of December 31, 2005 by approximately $173.1 million, and would have increased the additional minimum pension liability amount by approximately $155.4 million.
     Impairment or Disposal of Long-Lived Assets — We evaluate the recoverability of our long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell. We did not identify any impairment during 2005, 2004 and 2003.
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
     Revenue Recognition — Revenue from the sale of cement, cement-related products, aggregates, ready-mixed concrete, concrete products, asphalt and gypsum drywall is recorded when title and ownership are transferred upon delivery of the products. Revenue from waste recovery and disposal is recognized when the material is received, tested and accepted. Revenue from road construction contracts is recognized on the basis of units of work completed, while revenue from other indivisible lump sum contracts is recognized using the cost-to-cost method to determine the percentage-of-completion. Amounts billed to a customer in a sales transaction related to shipping and handling are included in “Net Sales,” and costs incurred by us for shipping and handling are classified as “Cost of goods sold.”
Inflation
     Overall inflation rates in recent years have not been a significant factor in our net sales or earnings growth. We continually attempt to offset the effect of inflation by purchasing strategies and improving operating efficiencies, especially in the areas of productivity, energy costs, and selling and administrative expenses. More recently, energy cost inflation has significantly affected, and may continue to affect, our results of operations negatively. We compete with other suppliers of our products in all of our markets. The ability to recover increasing costs by obtaining higher prices for our products varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

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
     We may capitalize environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of assets or that are incurred to mitigate or prevent future environmental contamination. We expense other environmental costs when incurred. Our environmental capital expenditures and expenses were not material for the years ended December 31, 2005, 2004 and 2003 and we do not believe that the ultimate resolution of our known environmental contingencies, for which we have recorded provisions for estimated probable liabilities, will have a material adverse effect on our financial condition, results of operations or liquidity. However, our environmental expenditures have increased over time and are likely to increase in the future. Changes to existing or new environmental laws or regulations, or interpretations thereof, may impose substantial further environmental obligations on us. Such changes may include: revised EPA Boiler and Industrial Furnaces regulations; final residual risk or maximum achievable control technology provisions governing air toxic emissions; cement kiln dust management standards or programs; revised state implementation plans regarding NOx reductions; revised state implementation plans regarding reduction of fine particulate matter particles; federal “major source” permit requirements; and implementation of the Kyoto Protocol. We cannot presently determine the effect such changes may have on us, including the nature and amount of any required capital expenditures or other remedial actions, or on our financial condition, results of operations or liquidity.

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
   Commodity Price Risk
     We are subject to commodity price risk with respect to price changes in energy, including fossil fuels and electricity for cement production, natural gas for gypsum wallboard and asphalt production, and diesel fuel for distribution and production related vehicles. We attempt to limit our exposure to changes in commodity prices by entering into long-term contracts and forward energy agreements, increasing our use of alternative fuels, outfitting many of our cement plants to switch among several fuel sources or using commodity-based derivatives. We execute commodity-based derivatives only for the purpose of hedging the economic exposure to commodity price changes, not for trading or speculative purposes.
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

     Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As such, a 10 percent change in the commodity prices for hedged items would cause a change on our December 31, 2005 consolidated net assets and the 2005 consolidated other comprehensive income by less than $5.0 million, net of any other impact.
   Foreign Currency Risk
     Translation Risk — The assets, liabilities, income and expenses of our Canadian operating entities are denominated in a foreign currency. Our financial statements are presented in U.S. dollars. Thus, assets, liabilities, income and expenses denominated in currencies other than U.S. dollars must be translated into U.S. dollars at the applicable exchange rate to be included in our financial statements.
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
     At December 31, 2005 and for the year then ended, approximately 29 percent of our consolidated net assets and 57 percent of consolidated net income was attributable to subsidiaries that prepare their financial statements in Canadian dollars. As such, a 10 percent change in the U.S. dollar/Canadian dollar exchange rate would cause a change on consolidated net assets and consolidated net income by approximately $94 million and $15 million, net of any other impact, respectively.
     Transaction Risk — We are subject to limited foreign currency exchange risks as a consequence of commercial exposures related to purchase and sale transactions in currencies other than our operating currencies. Our exposure to changes in foreign currency exchange risks related to transactions is not material.
   Interest Rate Risk
     We are exposed to interest rate risk through our debt. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
     In February 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million bond, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent. At December 31, 2005 we had no other derivative instruments related to interest rates.
     Our interest rate exposure can be subdivided into the following risks:
     Price risk for fixed-rate financial assets and liabilities — By contracting a fixed-rate liability, for example, we are exposed to an opportunity cost in the event of a fall in interest rates. Changes in interest rates impact the market value of fixed-rate assets and liabilities, leaving the associated financial income or expense unchanged. At December 31, 2005 and after giving effect to the interest rate swap noted above, 32 percent of our consolidated indebtedness was contracted at fixed rates.
     Cash-flow risk for floating rate assets and liabilities — Changes in interest rates have little impact on the market value of floating-rate assets and liabilities, but directly influence our future income or expense flows.
     We use variable-rate debt to finance our operations. At December 31, 2005, approximately 68 percent of our consolidated indebtedness was at variable rates, which exposes us to variability in interest payments due to changes in interest rates. As such, a one percentage point change in the average interest rate would change consolidated net income by approximately $3.4 million, net of any other impact.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
     All other schedules are omitted because they are not applicable.

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
     We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2005, our system of internal control over financial reporting was effective.
     The independent registered public accounting firm, Ernst & Young LLP, has audited our 2005 financial statements. Ernst & Young LLP has issued an unqualified audit opinion on our 2005 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting.
Lafarge North America Inc.
February 6, 2006

By:

/s/ Philippe R. Rollier	/s/ Eric C. Olsen

Philippe R. Rollier	Eric C. Olsen
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Lafarge North America Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lafarge North America Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lafarge North America Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Lafarge North America Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lafarge North America Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Lafarge North America Inc. and our report dated February 6, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
McLean, Virginia
February 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Lafarge North America Inc.:
     We have audited the accompanying consolidated balance sheets of Lafarge North America Inc. (a Maryland corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lafarge North America Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations. Also, as discussed in Note 19 to the consolidated financial statements, the Company changed the date used to measure pension and other postretirement benefit plan assets and obligations in 2004.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lafarge North America Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
McLean, Virginia
February 6, 2006,
except for Note 23 as to which the date is February 21, 2006

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31
	2005	2004
Assets
Cash and cash equivalents	$683.2	$817.7
Short-term investments	8.7	34.3
Receivables, net	731.0	642.5
Due from affiliates	60.2	40.1
Inventories	436.6	357.6
Deferred income taxes	18.2	49.9
Other current assets	43.1	29.0

Total current assets	1,981.0	1,971.1
Property, plant and equipment, net	2,648.1	2,491.8
Goodwill	543.2	511.5
Other assets, net	380.3	429.7

Total Assets	$5,552.6	$5,404.1

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$555.7	$503.9
Redeemable preferred shares	143.1	138.1
Income taxes payable	36.8	50.8
Short-term borrowings and current portion of long-term debt	312.4	356.5

Total current liabilities	1,048.0	1,049.3
Long-term debt	463.7	470.8
Deferred income taxes	222.6	242.4
Other long-term liabilities	562.5	528.7

Total Liabilities	2,296.8	2,291.2

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 71.4 and 70.6 million shares, respectively)	71.4	70.6
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 3.9 and 4.0 million shares, respectively)	31.1	31.9
Additional paid-in capital	767.0	756.3
Retained earnings	2,316.2	2,115.0
Accumulated other comprehensive income (loss):
Foreign currency translation	247.6	226.9
Minimum pension liability	(185.6)	(89.8)
Derivative adjustment	8.1	2.0

Total Shareholders’ Equity	3,255.8	3,112.9

Total Liabilities and Shareholders’ Equity	$5,552.6	$5,404.1

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31
	2005	2004	2003
Net Sales	$4,309.6	$3,763.3	$3,318.9
Costs, expenses and other income:
Cost of goods sold	3,293.6	2,880.5	2,579.3
Selling and administrative	472.2	403.0	353.1
Income from managed assets:
Management fees and cost reimbursement	(265.0)	(244.4)	(206.4)
Direct and allocated costs and expenses	242.9	228.0	194.4
Other (income) expense, net	0.6	17.9	(2.7)
Redeemable preferred shares dividends	7.9	8.2	7.4
Interest expense	41.5	48.8	54.8
Interest income	(18.5)	(20.1)	(11.6)

Total costs, expenses and other income	3,775.2	3,321.9	2,968.3

Earnings from continuing operations before income taxes	534.4	441.4	350.6
Income tax provision	263.4	145.9	133.2

Earnings from continuing operations	271.0	295.5	217.4
Income from discontinued operations, net of tax	—	—	66.3
Cumulative effect of change in accounting principle, net of tax	—	—	(3.1)

Net Income	$271.0	$295.5	$280.6

Net income per share from continuing operations — basic	$3.59	$3.98	$2.97
Per share effect of discontinued operations — basic	—	—	0.90
Per share cumulative effect of change in accounting principle — basic	—	—	(0.04)

Net Income Per Share—Basic	$3.59	$3.98	$3.83

Net income per share from continuing operations — diluted	$3.43	$3.86	$2.93
Per share effect of discontinued operations — diluted	—	—	0.90
Per share cumulative effect of change in accounting principle — diluted	—	—	(0.04)

Net Income Per Share—Diluted	$3.43	$3.86	$3.79

Dividends Per Share	$0.92	$0.84	$0.70

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	2005		2004		2003
	Amount	Shares	Amount	Shares	Amount	Shares
Common Stock
Balance at January 1	$70.6	70.6	$69.4	69.4	$68.9	68.9
Share repurchases	(1.7)	(1.7)	(1.1)	(1.1)	—	—
Issuance of shares for:
Dividend reinvestment plans	0.6	0.6	0.4	0.4	0.1	0.1
Employee stock purchase plan	—	—	0.1	0.1	0.1	0.1
Conversion of exchangeable shares	0.2	0.2	0.3	0.3	—	—
Exercise of stock options	1.7	1.7	1.5	1.5	0.3	0.3

Balance at December 31	71.4	71.4	70.6	70.6	69.4	69.4

Exchangeable Shares
Balance at January 1	31.9	4.0	33.6	4.3	32.9	4.2
Issuance of shares for:
Dividend reinvestment plan	0.3	—	0.3	—	0.3	—
Employee stock purchase plan	—	0.1	0.4	—	0.4	0.1
Conversion of exchangeable shares	(1.1)	(0.2)	(2.4)	(0.3)	—	—

Balance at December 31	31.1	3.9	31.9	4.0	33.6	4.3

Additional Paid-In Capital
Balance at January 1	756.3		734.2		719.1
Share repurchases	(98.3)		(48.0)		(0.8)
Issuance of shares for:
Dividend reinvestment plans	34.4		17.8		4.9
Employee stock purchase plans	6.9		4.5		3.6
Conversion of exchangeable shares	1.0		2.0		—
Exercise of stock options	66.7		45.8		7.4

Balance at December 31	767.0		756.3		734.2

Retained Earnings
Balance at January 1	2,115.0		1,882.1		1,652.5
Net income	271.0		295.5		280.6
Dividends — common equity interests	(69.8)		(62.6)		(51.0)

Balance at December 31	2,316.2		2,115.0		1,882.1

Accumulated Other Comprehensive Income/(Loss)
Balance at January 1	139.1		(59.7)		(313.7)
Foreign currency translation adjustments	20.7		124.5		291.3
Minimum pension liability adjustment, net of income taxes	(95.8)		73.2		(36.9)
Derivative adjustment, net of income taxes	6.1		1.1		(0.4)

Balance at December 31	70.1		139.1		(59.7)

Total Shareholders’ Equity	$3,255.8		$3,112.9		$2,659.6

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31
	2005	2004	2003
Net Income	$271.0	$295.5	$280.6
Foreign currency translation adjustments	20.7	124.5	291.3
Minimum pension liability adjustment, net of income taxes of ($48.2), $38.2 and ($16.4), respectively	(95.8)	73.2	(36.9)
Derivative adjustment, net of income taxes of $2.9, $0.6 and ($0.2), respectively	6.1	1.1	(0.4)

Comprehensive Income	$202.0	$494.3	$534.6

See the Notes to Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31
	2005	2004	2003
Cash Flows from Operations
Net income	$271.0	$295.5	$280.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	247.3	211.3	192.8
Cumulative effect of change in accounting principle, net of tax	—	—	3.2
Provision for bad debts	3.6	3.7	2.1
Deferred income taxes	44.4	33.8	22.9
Gain on sale of assets	(2.5)	(8.1)	(38.8)
Gain on sale of discontinued operations	—	—	(93.1)
Tax on sale of discontinued operations	—	—	37.9
Net change in noncurrent assets and liabilities	(5.7)	(64.9)	(7.6)
Net change in operating working capital (see Analysis below)*	(129.2)	(140.2)	6.4

Net Cash Provided by Operations	428.9	331.1	406.4

Cash Flows from Investing
Capital expenditures	(383.5)	(350.3)	(173.9)
Acquisitions, net of cash acquired	(68.8)	(9.1)	(16.7)
Redemptions (purchases) of short-term investments, net	25.6	34.3	(46.3)
Proceeds from property, plant and equipment dispositions	17.7	66.6	71.2
Proceeds received from sale of discontinued operations	—	—	123.9
Tax on sale of discontinued operations	—	—	(37.9)
Other	(11.4)	0.2	(3.8)

Net Cash Used for Investing	(420.4)	(258.3)	(83.5)

Cash Flows from Financing
Issuance (repayment) of long-term debt, net	(251.8)	0.1	39.6
Issuance (repayment) of short-term borrowings, net	191.2	104.4	(131.1)
Issuance of equity securities	63.0	52.3	11.8
Repurchase of common stock	(100.0)	(49.1)	(0.9)
Dividends, net of reinvestments	(34.4)	(44.2)	(45.6)

Net Cash Provided by (Used for) Financing	(132.0)	63.5	(126.2)

Effect of exchange rate changes	(11.0)	50.8	82.8

Net Increase (Decrease) in Cash and Cash Equivalents	(134.5)	187.1	279.5
Cash and Cash Equivalents at January 1	817.7	630.6	351.1

Cash and Cash Equivalents at December 31	$683.2	$817.7	$630.6

*Analysis of Changes in Operating Working Capital Items
Receivables, net (including “Due from affiliates”)	$(88.7)	$(159.8)	$(59.1)
Inventories	(68.9)	15.3	24.8
Other current assets	(13.5)	6.1	2.6
Accounts payable and accrued liabilities	42.3	(17.9)	16.8
Income taxes payable	(0.4)	16.1	21.3

Net Change in Operating Working Capital	$(129.2)	$(140.2)	$6.4

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
     We are party to an agreement with Lafarge S.A. to manage and operate certain U.S. cement, aggregates and concrete businesses owned by them as a result of their 2001 acquisition of U.K.-based Blue Circle Industries PLC (the “Blue Circle Asset Management Agreement”). For managing these businesses we received $12 million annually plus potential incentives for improving their operating results, which were $10.1 million and $4.3 million for 2005 and 2004, respectively. As of December 31, 2005, these businesses include 5 full production cement manufacturing plants, 15 cement terminals, 1 slag grinding facility, 15 aggregate-producing pits and quarries, 91 ready-mixed concrete plants and 7 concrete block plants which we manage in conjunction with our own to maximize the efficiency of our respective operations. We are reimbursed for our direct costs and expenses for managing these businesses, as well as for the selling, general and administrative costs allocated to them. We are also reimbursed for payroll and other related costs and expenses we incur associated with the employees who operate the managed assets. If our agreement with Lafarge S.A. to manage these businesses terminates, these employees are to be returned to the employment of the Blue Circle entities and we are to be reimbursed for any cost, expense or financial consequence arising from the structural separation of our respective operations. We entered into an Amended and Restated Management Agreement (the “Amended Agreement”) with Lafarge S.A. and Blue Circle North America (“BCNA”) relating to our management of these businesses effective January 1, 2006. The Amended Agreement will remain in effect for at least two years beginning January 1, 2006. For more information regarding the Amended Agreement, refer to our Current Report on Form 8-K dated September 29, 2005 and filed with the SEC on October 3, 2005.
Note 1 Summary of Significant Accounting Policies
  Basis of Presentation
     The consolidated financial statements include the accounts of Lafarge and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions. Investments in affiliates in which we have less than a majority ownership, or where we cannot exercise operating control, are accounted for by the equity method and included in “Other assets, net” in the Consolidated Balance Sheets. As used in these Notes to Consolidated Financial Statements, the terms “Lafarge,” “company,” “we,” “us,” “our” and similar terms refer to Lafarge North America Inc. and its subsidiaries. Certain reclassifications have been made to prior years to conform to the 2005 presentation.
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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Foreign Currency Translation
     Lafarge uses the U.S. dollar as our functional currency for operations in the U.S. and the Canadian dollar for LCI. The assets and liabilities of LCI are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for LCI are translated using the average exchange rate during the year. Cumulative foreign currency translation adjustments of $247.6 million and $226.9 million at December 31, 2005 and 2004, respectively, are included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders’ Equity.
  Cash Equivalents and Short-term Investments
     Cash equivalents and short-term investments consist of liquid investments including commercial paper and bank time deposits. Investments purchased with an original maturity of three months or less are classified as cash equivalents. Investments purchased with an original maturity between three months and one year are classified as short-term investments. Investments underlying our cash equivalents and short-term investments are classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. Such investments are carried at amortized cost, which approximates fair value due to their short period of time to maturity.
  Derivative Instruments and Hedging Activities
     We apply the provisions of SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
     To the extent possible, we will elect to apply the normal purchases or sales exception in accordance with SFAS 133. Normal purchases or sales contracts are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business. Often this exception will apply to purchases of commodities used in our production process that would otherwise be considered derivative instruments. When applied, this exception allows us to not recognize these derivatives on the balance sheet at their fair value.
     When the normal purchases or sales exception is not applied, the derivatives are recognized on the balance sheet at their fair value. We may execute derivatives for purposes of hedging various commodity price and financial exposures. For those derivatives that qualify for hedge accounting, on the date the derivative contract is entered into, we designate the derivative and document the hedge relationship as either a fair value or cash flow hedge in accordance with the requirements of SFAS 133. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective (as defined by SFAS 133) in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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
  Goodwill and Intangible Assets
     We value goodwill and intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are deemed to have definite lives are amortized over their useful lives. The cost of software purchased or developed internally is accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The weighted average useful life for each category of intangible assets is as follows: capitalized software – 5.0 years; customer lists – 12.6 years; and non-compete contracts – 6.1 years.
  Impairment or Disposal of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.
     In November 2002, we ceased manufacturing operations at our gypsum drywall plant in Wilmington, Delaware. The customer base continues to be served predominantly from newer, more efficient plants. In connection with this and in accordance with Emerging Issues Task Force Issue 94-3 Liability Recognition for Costs to Exit an Activity, we recorded as a component of “Other (income) expense, net” a pretax charge of approximately $11 million, which included approximately $2.6 million for the termination of approximately 100 hourly and salaried employees and approximately $8.4 million for costs to retire the property. As of December 31, 2005, 2004 and 2003, cumulative payments of approximately $10.4 million, $9.9 million and $4.7 million, respectively, had been made against the liability of $11 million. In 2005, we revised our estimate of the remaining liability and recorded a $0.6 million benefit. The remaining liability as of December 31, 2005 is zero.
     No impairments were recorded for the years ended December 31, 2005, 2004 and 2003.
  Asset Retirement Obligations
     SFAS 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS 143 on January 1, 2003. SFAS 143’s primary impact on us relates to our accounting for quarry reclamation obligations. Previously, we provided for the estimated quarry reclamation obligation over the life of the quarry based on the units of production. A pre-tax charge of $4.8 million was recognized as of January 1, 2003, as the cumulative effect of the change in accounting principle for the adoption of SFAS 143.
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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Research and Development
     We are committed to improving our manufacturing process, maintaining product quality and meeting existing and future customer needs. These objectives are pursued through various programs. Research and development costs, which are charged to expense as incurred, were $7.1 million, $4.1 million and $5.1 million for 2005, 2004 and 2003, respectively.
  Other (Income) Expense, Net
     Other (income) expense, net consists of the following (in millions):

	Years Ended December 31
	2005	2004	2003
Gain on sale of fixed assets	$(2.7)	$(11.0)	$(12.2)
Loss (gain) on divestitures	(0.2)	1.2	(28.8)
Receivables securitization program related	0.4	1.8	2.3
Pension and other postretirement benefits expense	8.1	9.5	10.2
Equity income	(2.5)	(1.7)	(2.5)
Foreign exchange transaction (gains) losses	(0.4)	6.0	21.4
Other miscellaneous (income) expense	(2.1)	12.1	6.9

Total other (income) expense, net	$0.6	$17.9	$(2.7)

  Interest
     We capitalize interest costs incurred during the construction of new facilities and certain software development projects as an element of construction in progress and amortize such costs over the assets’ estimated useful lives. Interest of $4.4 million, $1.4 million, and zero was capitalized in 2005, 2004 and 2003, respectively.
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
  Net Income Per Share
     The calculation of basic net income per share is based on the weighted average number of shares of Common Stock and Exchangeable Shares outstanding in each period. The basic weighted average number of shares was (in millions) 75.5, 74.3 and 73.3 in 2005, 2004 and 2003, respectively.
     The weighted average number of shares and share equivalents outstanding, assuming dilution from the exercise of stock options and stock warrant using the treasury stock method, was (in millions) 78.9, 76.7 and 74.0 in 2005, 2004 and 2003, respectively.

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
     For disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation, employee stock options are valued at the grant date using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the vesting period for the entire award. The weighted average assumptions used in the Black-Scholes model to value the option awards in 2005, 2004, and 2003, respectively, are as follows: dividend yield of 1.6 percent, 1.9 percent, and 2.0 percent; expected volatility of 30.0 percent, 32.0 percent, and 34.0 percent; risk-free interest rates of 4.2 percent, 4.1 percent, and 3.6 percent; and expected lives of 4.5 years, 5.1 years, and 5.1 years.
     If we had recognized compensation expense for the fixed stock option plan based on the fair value at the grant dates for awards, pro forma income statements for 2005, 2004 and 2003 would be as follows (in millions, except per share amounts):

	Years Ended December 31
	2005	2004	2003
Net Income
As reported	$271.0	$295.5	$280.6
Deduct fair value of stock-based employee compensation, net of tax	(11.6)	(9.4)	(7.5)

Pro forma	$259.4	$286.1	$273.1

Basic Net Income Per Share
As reported	$3.59	$3.98	$3.83
Pro forma	$3.43	$3.85	$3.73
Diluted Net Income Per Share
As reported	$3.43	$3.86	$3.79
Pro forma	$3.29	$3.73	$3.69
  Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) on January 1, 2006 using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. We estimate that we will incur an additional $13.0 million to $15.0 million of expense after taxes prior to the $1 million to $2 million BCNA reimbursement related to our adoption of Statement No. 123(R). Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”) which we are required to adopt on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In June 2005, the EITF modified the consensus requiring entities to now recognize any cumulative effect adjustment in retained earnings. As of December 31, 2005, the balance of our post-production capitalized stripping costs was approximately $35.6 million. In accordance with the transition provisions of EITF 04-6, we will write off these deferred costs to retained earnings on January 1, 2006, and prospectively recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although the impact of EITF 04-6 on post-adoption income statements will depend, in part, on the future level of post-production stripping activity and sales, both of which vary from period to period, we do not expect the adoption of EITF 04-6 to have a material affect on our financial condition or results of operations.
     In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During 2005, we decided to repatriate $1.1 billion of Canadian earnings. Accordingly, as provided for in FSP 109-2, the accompanying 2005 Consolidated Statement of Income reflects the taxes associated with this repatriation.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on our financial condition or results of operations.
     In November 2004, the FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material effect on our financial condition or results of operations.
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
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the results of operations of Lafarge Florida Inc. as discontinued operations for the year ended December 31, 2003.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net sales and earnings before income tax from our discontinued Florida cement operations were $60.6 million and $106.5 million, respectively for the year ended December 31, 2003. Included in earnings before income tax are a divestiture gain of $93.1 million and allocated interest expenses of $100,000 on a quarterly basis ($400,000 annually), based upon the book value of the net assets sold. Income taxes associated with discontinued operations were $40.2 million for the year ended December 31, 2003.
  Acquisitions, Dispositions and Significant Capital Developments
     In November 2005, we acquired the assets of Ritchie Corporation in Wichita, Kansas, for $58.2 million. Ritchie complements our Western U.S. business with three aggregates operations, seven ready-mixed concrete plants, two asphalt plants and one of the region’s largest paving contractors. Our financial statements reflect an allocation of the purchase price that is preliminary. See also “Note 5 Goodwill.”
     In July 2003, we sold our Detroit cement terminal and received $38.0 million in cash plus land with a fair market value of $0.2 million. The resulting divestment gain of $31.2 million is included in “Other (income) expense, net” in the Consolidated Statements of Income. The Detroit terminal had a carrying value of $3.8 million.
Note 2 Receivables
     Receivables consist of the following (in millions):

	December 31
	2005	2004
Trade and notes receivable	$646.6	$575.2
Unbilled receivables	29.9	33.2
Retainage on long-term contracts	51.9	42.7
Other receivables	31.4	20.3
Allowances	(28.8)	(28.9)

Total receivables, net	$731.0	$642.5

     We maintain a receivables securitization program under which we agree to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to unrelated third-party purchasers, through the use of a qualified special purpose entity, up to a maximum of $200 million. We service, administer and collect the receivables sold. Under the terms of our securitization arrangement, we do not maintain control over the assets sold and there is no entitlement nor obligation to repurchase the sold receivables. In accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, the receivables securitization transactions have been accounted for as sales and, as a result, the related receivables and debt have been excluded from the accompanying Consolidated Balance Sheets.
     We hold a subordinated retained interest in the receivables not sold to third parties. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of those trade receivables, their carrying amount, less allowances, approximates fair value.
     As of December 31, 2005 and 2004, we have no outstanding receivables sold, subordinated interest or amounts payable under the arrangement on our Consolidated Balance Sheets. In 2004, we received $1,057.5 million in proceeds from the sale of trade receivables. Fees and discounting expenses were $0.4 million and $1.8 million for 2005 and 2004, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 Inventories
     Inventories consist of the following (in millions):

	December 31
	2005	2004
Finished products	$257.1	$205.6
Work in process	26.7	27.4
Raw materials and fuel	80.6	54.1
Maintenance and operating supplies	72.2	70.5

Total inventories	$436.6	$357.6

     Included in the finished products, work in process and raw materials and fuel categories are inventories valued using the LIFO method of $72.5 million and $67.9 million at December 31, 2005 and 2004, respectively. The value of inventory calculated by the LIFO method approximates the value using the average cost method.
Note 4 Property, Plant and Equipment
     Property, plant and equipment consist of the following (in millions):

	December 31
	2005	2004
Land and mineral deposits	$654.0	$619.1
Buildings, machinery and equipment	4,215.7	3,916.5
Construction in progress	181.7	161.1

Property, plant and equipment, at cost	5,051.4	4,696.7
Accumulated depreciation and depletion	(2,403.3)	(2,204.9)

Total property, plant and equipment, net	$2,648.1	$2,491.8

     Depreciation and depletion expenses for the years 2005, 2004 and 2003 were $230.2 million, $205.2 million, and $184.9 million, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 Goodwill
     The changes in the carrying value of goodwill for the years ended December 31, 2005 and 2004, are as follows (in millions):

	Aggregates,
	Concrete and	Cement	Gypsum	Corporate and
	Asphalt Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2005	$487.0	$16.5	$20.0	$(12.0)	$511.5
Goodwill acquired (divested)	22.1	—	—	—	22.1
Purchase accounting adjustments	5.1	—	—	—	5.1
Foreign currency translation adjustment	4.2	0.2	0.1	—	4.5

Balance at December 31, 2005	$518.4	$16.7	$20.1	$(12.0)	$543.2

	Aggregates,
	Concrete and	Cement	Gypsum	Corporate and
	Asphalt Segment	Segment	Segment	Unallocated	Total
Balance at January 1, 2004	$484.2	$12.4	$19.9	$(12.5)	$504.0
Goodwill acquired (divested)	(1.2)	—	—	0.4	(0.8)
Purchase accounting adjustments	0.7	—	—	—	0.7
Intersegment transfer	(3.8)	3.8	—	—	—
Foreign currency translation adjustment	7.1	0.3	0.1	0.1	7.6

Balance at December 31, 2004	$487.0	$16.5	$20.0	$(12.0)	$511.5

     Goodwill is recorded as of the date of acquisition based upon a preliminary purchase price allocation. We make adjustments to the preliminary purchase price allocation during the allocation period (generally not exceeding one year) as we finalize the fair value of certain assets and liabilities such as property, plant and equipment, intangible assets, pension and other postretirement benefit obligations, contingent liabilities, and deferred and current income tax balances.
     The purchase accounting adjustments reflected in the change in the carrying value of goodwill for the years ended December 31, 2005 and 2004 include adjustments to the opening balance sheets of acquired entities to reflect acquired assets (primarily property) and liabilities at their fair values as of the date of acquisition.
     In connection with SFAS 142’s goodwill impairment evaluation, we performed the first step of the goodwill impairment test, by comparing the fair value of our reporting units with their respective carrying values. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management at the component level. Our reporting units are cement; aggregates; concrete; asphalt and paving; and gypsum. We completed an assessment as of October 31, 2005, 2004 and 2003, and determined that no goodwill impairment existed.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 Other Assets
     Other assets consist of the following (in millions):

	December 31
	2005	2004
Long-term receivables	$52.7	$55.9
Investments in unconsolidated companies	35.8	39.8
Pension-related assets	120.6	218.9
Intangible assets, net	101.3	61.1
Property held for sale	5.6	5.4
Other	64.3	48.6

Total other assets, net	$380.3	$429.7

     Property held for sale is carried at the lower of cost or estimated net realizable value.
     The following tables present details of intangible assets (in millions):

	December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Capitalized software	$102.9	$14.5	$88.4
Customer lists	19.3	11.3	8.0
Non-compete contracts	5.2	2.6	2.6
Other	5.1	2.8	2.3

Total	$132.5	$31.2	$101.3

	December 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Capitalized software	$46.5	$1.6	$44.9
Customer lists	20.3	9.6	10.7
Non-compete contracts	3.9	1.7	2.2
Other	6.8	3.5	3.3

Total	$77.5	$16.4	$61.1

     The amortization expense for intangible assets for the years ended December 31, 2005 and 2004 was $17.1 million and $6.1 million, respectively. The following presents the estimated amortization expense for intangible assets recognized in the accompanying consolidated balance sheet at December 31, 2005 for each of the next five years (in millions):

2006	$23.0
2007	$22.9
2008	$22.4
2009	$19.7
2010	$11.2

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in millions):

	December 31
	2005	2004
Trade accounts payable	$295.9	$281.3
Due to affiliates	7.2	—
Accrued payroll expense	118.4	99.1
Bank overdraft	10.9	11.2
Self insurance reserves	11.2	11.2
Other accrued liabilities	112.1	101.1
Total accounts payable and accrued liabilities	$555.7	$503.9
Note 8 Debt
     Debt consists of the following (in millions):

	December 31
	2005	2004
Senior notes in the amounts of $250.0, $200.0 and $200.0, paid 2005, due 2008 and 2013, respectively; bearing interest at fixed rates of 6.4 percent, 6.5 percent and 6.9 percent, respectively; stated net of issuance costs and issue discount. The weighted average effective interest rate is 6.7 percent.	$389.4	$642.7
Medium-term note due 2006, bearing fixed rate interest at 9.58 percent	2.0	2.0
Tax-exempt bond due 2037, bearing interest at a fixed rate of 5.65 percent, stated net of issue discount	46.3	46.3
Tax-exempt bonds due in various amounts between 2007 and 2026, bearing interest at floating rates that range from 1.5 percent to 2.3 percent	19.6	19.6
Credit facility, stated net of issue discount	309.2	—
Other short-term borrowings, including commercial paper	—	104.7
Other	9.6	12.0

Subtotal	776.1	827.3
Less short-term borrowings and current portion of long-term debt, net of issuance costs and original issue discount of $2.1	(312.4)	(356.5)

Total long-term debt	$463.7	$470.8

     The fair value of debt at December 31, 2005 and 2004, respectively, was approximately $805.9 million and $872.3 million compared with $776.1 million and $827.3 million included in the Consolidated Balance Sheets. This fair value was estimated based on quoted market prices or current interest rates offered to us for debt of the same maturity.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The scheduled annual principal payment requirements on debt for each of the five years in the period ending December 31, 2010 and thereafter are as follows (in millions):

2006	$312.4
2007	9.9
2008	200.6
2009	0.6
2010	5.9
Thereafter	256.8
Less issuance costs and original issue discount	(10.1)

Total	$776.1

     We are party to commercial paper agreements, under which we may from time to time issue up to an aggregate principal amount of $300 million in unsecured, short-term promissory notes through private placements. At December 31, 2005, we had no commercial paper outstanding under the agreements compared to $90 million outstanding as of December 31, 2004 with a weighted-average interest rate of 2.5 percent and maturity dates ranging from 14 to 30 days. Borrowings are backed by a $700 million credit facility (see below) which will expire in September 2010. There were $14.7 million short-term borrowings outstanding at December 31, 2004 under various credit facilities with interest at variable rates (2.8 percent as of December 31, 2004). No borrowings were outstanding under these facilities at December 31, 2005.
     During 2005, we entered into a five year $700 million syndicated, committed revolving credit facility expiring in September 2010. The credit facility provides for a $450 million borrowing sublimit for our Canadian subsidiary, Lafarge Canada Inc., and contains an “accordion” feature by which we may increase the commitment amount to $1 billion with the consent of any of the lenders party to the agreement. Borrowings under this facility bear interest, at our election, based on (a) Canadian Prime Rate, (b) Bankers Acceptance Rate (Reuters Screen CDOR page), (c) Eurodollar Rate or (d) Base Rate as defined in the agreement. Interest rates are equal to the sum of the option chosen plus an applicable margin, which is based on our public debt rating in effect on the borrowing date. A utilization fee based on our public debt rating ranging from 0.075 percent to 0.25 percent applies when borrowings exceed 50 percent of the aggregate commitment. As of December 31, 2005, the annual commitment fee on the unused portion of the facility was 0.10 percent and we were not subject to a utilization fee based on our borrowing level. At the end of 2005, Lafarge Canada Inc. borrowed Canadian $360.0 million (approximately U.S. $309 million) under the sublimit, with a weighted average interest rate of 3.6 percent and maturity dates ranging from 14 to 62 days.
     Certain debt agreements require the maintenance of financial ratios relating to fixed charge coverage and leverage, among other restrictions. At December 31, 2005, we were in compliance with these requirements.
Note 9 Redeemable Preferred Shares
     Redeemable preferred shares consist of 166.4 million shares of no par preferred stock (the “Preferred Shares”) issued by a subsidiary of the company on December 29, 2000, in conjunction with our acquisition in 2000 of Warren Paving and Materials Group (“Warren”). No gain or loss was recognized as a result of the issuance of these securities, and we owned substantially all of the voting equity of the subsidiary both before and after the transaction. The holder of the Preferred Shares is entitled to receive cumulative, preferential cash dividends at the annual rate of 6.0 percent of the issue price (Canadian $166.4 million, or approximately U.S. $143.1 million) from 2001 to 2003, 5.5 percent of the issue price from 2004 to 2005 and 5.0 percent of the issue price thereafter. In addition, the holder may receive additional dividends based on its share of proceeds received by Warren from the sale or deemed sale of certain assets during each quarter. During 2005, 2004 and 2003, respectively, we paid $0.3 million, $1.1 million, and $0.2 million in additional dividends resulting from these sales, which are included in “Redeemable preferred shares dividends” in the accompanying Consolidated Statements of Income.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Preferred Shares are redeemable at the original issue price, in whole or in part, on or after December 29, 2005 at the option of the holder thereof. Further, at any time following December 29, 2015, we may redeem all or a portion of the then outstanding Preferred Shares at an amount equal to the issuance price. As of December 31, 2005 none of the Preferred Shares had been redeemed.
     The Preferred Shares are entitled to a preference over the Common Stock and Exchangeable Shares with respect to the payment of dividends and to the distribution of assets in the event of the issuing subsidiary’s liquidation or dissolution.
Note 10 Other Long-Term Liabilities
     Other long-term liabilities consist of the following (in millions):

	December 31
	2005	2004
Accrued postretirement benefit cost	$230.5	$222.8
Accrued pension liability	189.2	164.8
Self insurance reserves	33.1	33.2
Other	109.7	107.9

Total other long-term liabilities	$562.5	$528.7

     Asset retirement obligations are included in “Other” in the table set forth above. Effective January 1, 2003, we adopted SFAS 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Previously, we accrued for quarry reclamation costs on the units of production basis. Application of the new rules resulted in an increase in net property, plant and equipment of $4.0 million, an increase in the asset retirement obligation liability of $8.8 million, and a pre-tax cumulative charge of $4.8 million as of January 1, 2003.
     The analysis of asset retirement obligations for the year ended December 31, 2005 is as follows (in millions):

Balance at January 1, 2005	$38.7
Accretion expense	2.6
New obligations incurred	6.1
Payments	(3.0)
Currency exchange rate impact	0.9

Balance at December 31, 2005	$45.3

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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We periodically enter into forward supply agreements for a portion of our anticipated fuel and power purchases to hedge the price risk associated with fluctuations in market prices. The forward agreements eliminate the exposure to the unfavorable impact price increases would have on such purchases. As of December 31, 2005 and 2004, we executed forward, fixed-price supply contracts that are considered derivative instruments under SFAS 133. When applying the provisions of SFAS 133, certain contracts qualify as cash flow hedges. As of December 31, 2005 and 2004, we recognized on the consolidated balance sheets in “Receivables, net” $12.8 million and $3.5 million, respectively, in connection with such hedges. In 2005, we recognized a $0.9 million gain in “Other (income) expense, net” in connection with certain hedges that were ineffective.
     In February 2004, we entered into a $200 million interest rate swap which effectively converts our $200 million bond, maturing in July 2013, from a fixed rate coupon of 6.9 percent to a floating rate coupon at six month LIBOR plus a fixed spread of 2.43 percent (7.1 percent as of December 31, 2005) without an exchange of the underlying principal amount. The interest rate swap agreement expires in 2013. At the inception of this agreement, we designated the interest rate swap as a fair value hedge as defined in SFAS 133. The gain or loss on the interest rate swap as well as the offsetting loss or gain on the hedged item (in this case, fixed-rate debt) are recognized in interest expense on our consolidated statement of operations. No gain or loss related to hedge ineffectiveness was recognized in 2005 or 2004.
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
     At December 31, 2005, we had reserved for issuance approximately 8.0 million shares of Common Stock for the exchange of outstanding Exchangeable Shares. Additional common equity shares are reserved to cover grants under our stock option plans (11.1 million) and issuances pursuant to the employee stock purchase plans (2.3 million).
     In November 2005, our Board of Directors approved a new share repurchase program to commence on January 1, 2006 and expire on December 31, 2006. We are authorized to purchase shares in aggregate up to $100 million under the new program.
     For the years ended December 31, 2005 and 2004, we repurchased approximately 1.7 million and 1.1 million shares of Common Stock at an average cost of $59.94 and $46.65 per share, respectively, from previously approved share repurchase programs.
     In connection with our acquisition of Warren in December 2000, we issued a common stock warrant for $14.4 million. The warrant entitles the holder to acquire up to 4.4 million shares of Common Stock at an exercise price of $29 per share and is exercisable for a period of 10 years commencing on December 29, 2005. As of December 31, 2005, the warrant had not been exercised.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 Dividend Reinvestment Plan
     We have an optional stock dividend reinvestment plan that permits holders of record of common equity shares to elect to receive new common equity shares issued as stock dividends in lieu of cash dividends on such shares. The common equity shares are issued under the plan at 95 percent of the average market price, as defined in the plan.
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
     In 2005, the employee stock purchase plans were changed to allow substantially all employees to purchase Common Stock or Exchangeable Shares, through payroll deductions, at 85 percent of the market price at the end of the six month plan period. Prior to 2005, the plans allowed purchases at 90 percent of the lower market price at the beginning or end of the one year plan period. During 2005, 176,038 shares were issued under the plans at an average share price of $43.01; in 2004, 142,237 shares were issued at a share price of $28.33; and in 2003, 139,380 shares were issued at a share price of $28.24. At December 31, 2005 and 2004, approximately $0.6 million and $2.6 million, respectively, were subscribed for future share purchases.
     We account for our stock option plans under APB Opinion No. 25 and the associated interpretations. No compensation expense has been recognized for these plans. Pro-forma footnote disclosure in accordance with SFAS 148 is presented in “Note 1 Summary of Significant Accounting Policies.”
     A summary of the status of our fixed stock option plans as of December 31, 2005, 2004, and 2003, and changes during the years ended on these dates, is presented below:

	2005		2004		2003
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance outstanding at January 1	4,881,266	$35.23	5,137,304	$32.23	4,260,293	$32.59
Options granted	1,166,500	$54.50	1,264,500	$41.88	1,279,750	$29.82
Options exercised	(1,665,496)	$33.66	(1,426,913)	$30.28	(256,426)	$25.31
Options canceled	(279,538)	$36.68	(93,625)	$36.12	(146,313)	$33.88

Balance outstanding at December 31	4,102,732	$41.26	4,881,266	$35.23	5,137,304	$32.23

Options exercisable at December 31	1,291,796	$34.07	2,005,585	$32.60	2,391,104	$29.81

Weighted average fair value of options granted during the year		$14.67		$12.07		$8.66

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted Average	Number of	Weighted
	Shares at	Average	Remaining	Shares at	Average
Range of exercise prices	12/31/2005	Exercise Price	Contractual Life	12/31/2005	Exercise Price
$18.00 – $23.00	158,100	$22.55	3.38 years	158,100	$22.55
$24.13 – $29.97	1,016,920	$29.82	6.60 years	469,182	$29.84
$32.20 – $38.13	226,075	$36.12	2.78 years	223,575	$36.16
$41.05 – $54.50	2,701,637	$47.08	8.15 years	440,939	$41.65

	4,102,732	$41.26	7.28 years	1,291,796	$34.07

Note 15 Net Income Per Share from Continuing Operations

Years ended December 31			Per Share
(in millions, except per share amounts)	Income	Shares	Amount
2005
Basic
Net income from continuing operations	$271.0	75.5	$3.59
Diluted
Options		1.1
Stock warrant		2.3

Income available to common stockholders	$271.0	78.9	$3.43

2004
Basic
Net income from continuing operations	$295.5	74.3	$3.98
Diluted
Options		0.8
Stock warrant		1.6

Income available to common stockholders	$295.5	76.7	$3.86

2003
Basic
Net income from continuing operations	$217.4	73.3	$2.97
Diluted
Options		0.4
Stock warrant		0.3

Income available to common stockholders	$217.4	74.0	$2.93

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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 Income Taxes
     Earnings from continuing operations before income taxes is summarized by country in the following table (in millions):

	Years Ended December 31
	2005	2004	2003
U.S.	$283.5	$176.6	$151.1
Canada	250.9	264.8	199.5

Earnings from continuing operations before income taxes	$534.4	$441.4	$350.6

     The provision for income taxes includes the following components (in millions):

	Years Ended December 31
	2005	2004	2003
Current:
U.S.	$153.5	$46.1	$28.5
Canada	97.0	78.4	73.6

Total current	250.5	124.5	102.1

Deferred:
U.S.	12.7	12.2	23.7
Canada	0.2	9.2	7.4

Total deferred	12.9	21.4	31.1

Total income taxes	$263.4	$145.9	$133.2

     The Federal Statute of Limitations has closed for all U.S. income tax returns through 2000. Our Canadian federal tax liability for all taxation years through 2000 has been reviewed and finalized by Canada Customs and Revenue Agency.
     A reconciliation of taxes at the U.S. federal income tax rate to our actual income taxes is as follows (in millions):

	Years Ended December 31
	2005	2004	2003
Taxes at the U.S. federal income tax rate	$187.0	$154.5	$122.7
U.S./Canadian tax rate differential	(10.0)	(10.6)	(8.3)
Canadian tax incentives	(1.2)	(1.2)	0.1
U.S. state and Canadian provincial income taxes, net of federal benefit	12.8	8.4	9.4
U.S. state net operating loss realization	(3.4)	(1.0)	(10.4)
Enacted tax rate changes	1.4	(0.6)	7.6
Dividends on Redeemable Preferred Shares	2.7	2.8	2.5
Tax on repatriation, net of foreign tax credits and related valuation allowance	70.7	—	—
Other items	3.4	(6.4)	9.6

Provision for income taxes	$263.4	$145.9	$133.2

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined in accordance with SFAS 109, Accounting for Income Taxes. Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows (in millions):

	December 31
	2005	2004
Deferred tax assets:
Reserves and other liabilities	$43.1	$60.8
Other postretirement benefits	82.1	82.4
Tax loss carry forwards	26.0	24.5
Foreign tax credits	40.7	—
Minimum pension liability	107.4	56.9

Gross deferred tax assets	299.3	224.6
Valuation allowance	(40.9)	(2.6)

Net deferred tax assets	258.4	222.0

Deferred tax liabilities:
Property, plant and equipment	360.4	325.0
Prepaid pension asset	86.3	72.1
Other	16.1	17.4

Gross deferred tax liabilities	462.8	414.5

Net deferred tax liability	204.4	192.5
Net deferred tax asset—current	18.2	49.9

Net deferred tax liability—noncurrent	$222.6	$242.4

     At December 31, 2005, we had deferred tax assets due to net operating loss carryforwards of $22.3 million in the U.S. (mainly related to state net operating loss carryforwards) and Canadian $4.3 million (approximately U.S. $3.7 million) in Canada. The net operating loss carryforwards are limited to use in varying annual amounts through 2024.
     At December 31, 2005, we have cash and short-term investments of approximately $59.2 million and cumulative undistributed earnings of approximately $0.5 billion in Lafarge Canada Inc. We have not recognized a provision for U.S. income taxes or Canadian withholding taxes related to these undistributed earnings since it is management’s intent to reinvest these earnings indefinitely in Canada. We have concluded that the determination of the amount of any unrecognized deferred tax liability for the cumulative undistributed earnings of LCI is not practical to determine since it would depend on a number of factors that cannot be known until such time as a decision to repatriate the earnings might be made.
     On October 22, 2004, President George W. Bush signed into law the Jobs Act. Among other things, the new legislation introduced a new deduction for United States manufacturing activities, which when fully phased in could reduce our U.S. effective tax rate by up to 3 percentage points, and provided for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated by December 31, 2005.
     During 2005, we repatriated $1.1 billion from Canada to the U.S. The repatriation qualifies for the reduced tax under the Jobs Act as the repatriated funds have been or will be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s Chief Executive Officer and approved by the Board of Directors. The U.S. income and Canadian withholding tax on the repatriated funds is $70.7 million. The repatriation also resulted in a deferred tax asset of $40.7 million arising from excess foreign tax credits which could not be utilized to reduce our U.S. tax obligation on the repatriated earnings. If unused, these foreign tax credits expire in 2010. We concluded that it is more likely than not that all of the $40.7 million will not be realized. Accordingly, a full valuation allowance has been recorded to reduce the deferred tax asset related to these foreign tax credits to zero.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Lafarge’s legal and tax structure reflects both the number of acquisitions and dispositions that have occurred over the years as well as the multi-jurisdictional nature of our businesses. Management performs a comprehensive review of our tax positions on an annual basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.
     Note 17 Segment and Related Information
     Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and geographic areas.
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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Lafarge accounts for intersegment sales and transfers at market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Operating segment information consists of the following (in millions):

	Years Ended December 31
	2005	2004	2003
Net sales from continuing operations:
Aggregates, Concrete & Asphalt:
Revenues from external customers	$2,548.6	$2,265.2	$2,027.8
Intersegment revenues	8.5	8.9	4.7
Cement:
Revenues from external customers	1,349.1	1,171.5	1,036.8
Intersegment revenues	201.9	181.2	161.5
Gypsum:
Revenues from external customers	411.9	326.6	254.3
Eliminations	(210.4)	(190.1)	(166.2)

Total net sales from continuing operations	$4,309.6	$3,763.3	$3,318.9

	Years Ended December 31
	2005	2004	2003
Income (loss) from continuing operations:
Aggregates, Concrete & Asphalt (a)	$207.3	$207.8	$183.7
Cement (a)	365.4	328.4	290.5
Gypsum (a)	68.2	33.3	(5.0)

Total	640.9	569.5	469.2
Corporate and unallocated expenses	(75.7)	(91.2)	(68.0)

Earnings before preferred dividends, interest and income taxes	565.2	478.3	401.2
Redeemable preferred shares dividends	(7.9)	(8.2)	(7.4)
Interest expense, net	(22.9)	(28.7)	(43.2)

Earnings from continuing operations before income taxes	$534.4	$441.4	$350.6

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, redeemable preferred shares dividends, interest, and income taxes.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2005	2004
Assets:
Aggregates, Concrete & Asphalt	$2,344.0	$2,204.6
Cement	1,640.0	1,505.2
Gypsum	391.6	329.6
Corporate and unallocated assets	1,177.0	1,364.7

Total assets	$5,552.6	$5,404.1

	Years Ended December 31
	2005	2004	2003
Capital expenditures:
Aggregates, Concrete & Asphalt	$157.5	$148.7	$63.3
Cement	151.8	147.7	74.0
Gypsum	56.2	24.2	16.8
Corporate and unallocated	18.0	29.7	19.8

Total capital expenditures	$383.5	$350.3	$173.9

	Years Ended December 31
	2005	2004	2003
Depreciation, depletion and amortization:
Aggregates, Concrete & Asphalt	$119.0	$104.7	$92.2
Cement	95.9	80.7	77.1
Gypsum	24.0	18.3	16.9
Corporate and unallocated	8.4	7.6	6.6

Total depreciation, depletion and amortization	$247.3	$211.3	$192.8

     Information concerning product net sales was as follows (in millions):

	Years Ended December 31
	2005	2004	2003
Net sales from external customers:
Cement	$1,349.1	$1,171.5	$1,036.8
Ready-mixed concrete	818.9	751.0	689.6
Aggregates	784.0	723.3	609.8
Asphalt and paving	836.0	692.3	637.8
Gypsum drywall	411.9	326.6	254.3
Other miscellaneous products	109.7	98.6	90.6

Total net sales	$4,309.6	$3,763.3	$3,318.9

     No single customer represented more than 10 percent of our revenues.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information concerning principal geographic areas was as follows (in millions):

	As of and for the Years Ended December 31
	2005			2004			2003
	Net	Fixed	Net	Net	Fixed	Net	Net
	Sales	Assets	Assets	Sales	Assets	Assets	Sales
U.S.	$2,406.5	$1,653.0	$2,320.4	$2,113.9	$1,555.4	$1,161.1	$1,882.0
Canada	1,903.1	995.1	935.4	1,649.4	936.4	1,951.8	1,436.9

	$4,309.6	$2,648.1	$3,255.8	$3,763.3	$2,491.8	$3,112.9	$3,318.9

     Net sales exclude intersegment revenues.
Note 18 Supplemental Cash Flow Information
     Non-cash investing and financing activities included the issuance of 619,000, 420,000 and 172,000 Common Stock and Exchangeable Shares on the reinvestment of dividends totaling $35.3 million, $18.4 million and $5.4 million in 2005, 2004 and 2003, respectively.
     Cash paid during the year for interest and income taxes was as follows (in millions):

	Years Ended December 31
	2005	2004	2003
Interest (net of amounts capitalized)	$41.9	$48.9	$54.9
Income taxes (net of refunds)	$179.8	$96.6	$124.3
Note 19 Pension Plans and Other Postretirement Benefits
     We have several defined benefit and defined contribution retirement plans covering substantially all employees and directors. Benefits paid under the defined benefit plans are generally based on either years of service and the employee’s compensation over the last few years of employment or years of service multiplied by a contractual amount. Our funding policy is to contribute an amount between the minimum required by applicable regulations and the maximum amount that can be deducted for income tax purposes.
     In 2004, we changed the measurement date for all of our defined benefit plans and other postretirement benefit plans to November 30 to accelerate the publication of our annual report. Prior to this year, the measurement date for all of our plans was December 31.
     The weighted-average assumptions used to determine benefit obligations as of November 30, 2005 and 2004 were:
U.S. Plans:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Discount rate	5.7%	5.9%	5.7%	5.9%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Rate of benefit multiplier increase (for hourly plans)	2.0%	2.0%	N/A	N/A

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Canadian Plans:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Discount rate	5.3%	5.9%	5.3%	5.9%
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%
Rate of benefit multiplier increase (for hourly plans)	3.5%	3.5%	N/A	N/A
     The weighted-average assumptions used to determine net periodic benefit cost for the years ending December 31, 2005, 2004 and 2003 were:
U.S. Plans:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.9%	6.0%	6.8%	5.9%	6.0%	7.0%
Expected long-term return on plan assets	8.3%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Canadian Plans:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.9%	6.0%	6.4%	5.9%	6.0%	6.4%
Expected long-term return on plan assets	8.3%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
     Our pension plans’ weighted-average asset allocations as of November 30, 2005 and 2004 were as follows:

	Plan Assets
	2005	2004
Equity Securities	72%	68%
Debt Securities	28%	32%

Total	100%	100%

     Our target allocation was 71 percent equity and 29 percent debt.
     We use a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets at a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income instruments managed by a single investment manager specializing in strategic retirement solutions. Investment risk and returns are monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
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
     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation differs between U.S. and Canadian plans. In 2005, the pre-65 and post-65 assumed rate was 10.0 percent in the U.S. plan, decreasing to 5.0 percent in 2011, and 8.4 percent in the Canadian plan, decreasing to 4.7 percent in 2011. In 2004, the pre-65 and post-65 assumed rate was 11.0 percent in the U.S. plan, decreasing to 5.0 percent in 2011, and 9.1 percent in the Canadian plan, decreasing to 4.7 percent in 2011. The assumed rate for Medicare health cost trends was the same as our U.S. plan.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the consolidated funded status of our defined benefit retirement plans and other postretirement benefits as of the measurement dates November 30, 2005 and 2004, and provides a reconciliation of the changes in the benefit obligations and fair value of assets for the periods then ended (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Change in Benefit Obligation:
Projected benefit obligation at beginning of period	$1,032.2	$915.0	$264.0	$297.9
Exchange rate changes	21.9	33.6	2.8	4.7
Service cost	33.7	30.3	8.1	7.7
Interest cost	61.4	56.2	14.8	15.6
Employee contributions	0.4	0.2	2.0	1.3
Plan amendments	0.6	0.9	(14.2)	(13.6)
Special termination benefits	1.1	(0.4)	—	—
Benefits paid	(56.6)	(48.3)	(17.7)	(16.8)
Actuarial loss (gain)	96.5	44.7	(4.9)	(32.8)

Projected Benefits Obligation at End of the Period	$1,191.2	$1,032.2	$254.9	$264.0

Change in Plan Assets:
Fair value of plan assets at beginning of period	$810.8	$654.0
Exchange rate changes	16.6	27.1
Actual return on plan assets	85.0	72.4
Employer contributions	86.6	109.5
Employee contributions	0.4	0.1
Benefits paid	(56.6)	(48.3)
Administrative expenses	(2.1)	(4.0)

Fair Value of Plan Assets at End of the Period	$940.7	$810.8

Reconciliation of Prepaid (Accrued) Benefit Cost:
Funded status	$(250.5)	$(221.4)	$(254.9)	$(264.0)
Contributions from measurement date to fiscal year-end	1.9	2.6	2.1	1.4
Unrecognized actuarial loss	451.4	394.8	50.6	55.3
Unrecognized prior service cost (credit)	21.6	24.9	(28.3)	(15.5)

Prepaid (Accrued) Benefit Cost at December 31	$224.4	$200.9	$(230.5)	$(222.8)

Accumulated Benefit Obligation at End of the Period	$1,068.7	$915.0

     The following table provides the amounts recognized in the accompanying consolidated balance sheets (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	December 31		December 31
	2005	2004	2005	2004
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid asset	$102.6	$208.1	$—	$—
Accrued liability	(189.2)	(164.8)	(230.5)	(222.8)
Intangible asset	18.0	10.8	—	—
Accumulated other comprehensive loss	293.0	146.8	—	—

Net amount recognized at December 31	$224.4	$200.9	$(230.5)	$(222.8)

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides the components of the net retirement cost, including the net periodic benefit cost, for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$33.7	$30.3	$23.4	$8.1	$7.7	$5.7
Interest cost	61.4	56.2	50.8	14.8	15.6	16.7
Expected return on plan assets	(71.0)	(68.9)	(58.6)	—	—	—
Amortization of prior service cost (gain)	4.1	3.6	3.5	(2.3)	(0.8)	(0.6)
Amortization of actuarial loss	36.5	28.3	15.4	1.8	2.4	2.2
Curtailment (gain) loss	—	(0.4)	0.1	—	—	—
Special termination benefits	1.1	—	1.3	—	—	1.0
Other	—	—	—	—	—	(0.3)

Net periodic benefit cost	65.8	49.1	35.9	22.4	24.9	24.7
Defined contribution plan cost	15.8	11.6	12.0	—	—	—
Multi-employer pension plan cost	11.3	8.7	7.7	—	—	—

Net retirement cost	$92.9	$69.4	$55.6	$22.4	$24.9	$24.7

     On January 1, 2002 we hired substantially all of the employees of BCNA (or “Managed Assets”). Under an arrangement designed to ensure that the ex-BCNA employees suffer no diminution in benefits as a result of the change in employer, new defined benefit plans (the “Mirror plans”) were created to supplement the existing BCNA pension plans for service accrued from January 1, 2002.
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
     The tables above include amounts for Pension Benefits and Other Postretirement Benefits related to employees of Lafarge North America including those working in the Managed Assets operations. The table below provides disclosure of assets, obligations and costs excluding amounts related to the Managed Assets operations (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	December 31		December 31
	2005	2004	2005	2004

Prepaid Asset	$102.6	$208.1	$—	$—
Intangible Asset	$14.3	$9.4	$—	$—
Accrued Liability	$(177.4)	$(159.7)	$212.3	$205.1
Accumulated Other Comprehensive Income	$292.4	$146.7	$—	$—
Net Periodic Benefit Cost Through Period Ended	$60.0	$43.7	$19.6	$22.4
Projected Benefit Obligations	$1,158.1	$1,008.1	$232.2	$237.8
Accumulated Benefit Obligatons	$1,043.7	$899.5	$—	$—
Fair Value of Plan Assets	$927.6	$799.8	$—	$—

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Consolidated Balance Sheets as of December 31, 2005 and 2004, include an additional minimum pension liability of $311.0 million and $157.6 million, respectively, related to the accumulated benefit obligation in excess of the fair value of the plan assets. An intangible asset, reflecting the portion of the minimum pension liability generated from unamortized prior service costs, of $18.0 million and $10.8 million is recorded as of December 31, 2005 and 2004, respectively. The balance of these amounts, net of tax, is recorded under “Accumulated other comprehensive income/(loss)” in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity.
     The accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of the plan assets fair value were $939.0 million and $749.8 million respectively, as of December 31, 2005, and $478.3 million and $314.3 million, respectively, as of December 31, 2004. The projected benefit obligation and fair value of plan assets for the pension plans with a projected benefit obligation in excess of the plan assets fair value were $1,133.4 million and $830.6 million, respectively, as of December 31, 2005, and $976.4 million and $706.4 million, respectively, as of December 31, 2004.
     We expect to contribute $56.1 million to our defined benefit pension plans and $14.6 million to our other postretirement benefit plans in 2006. In addition, the following benefits, which reflect expected future service, as appropriate, are expected to be paid from the plans (in millions):

		Other Postretirement
	Pension Benefits	Benefits (a)
2006	$58.4	$14.6
2007	$60.3	$15.6
2008	$62.2	$16.4
2009	$64.5	$17.3
2010	$66.9	$18.4
2011 to 2015	$380.6	$100.4

(a)	The amounts disclosed are net of expected Medicare Act prescription drug subsidy receipts of $1.3 million in 2006, $1.4 million in 2007, $1.5 million in 2008, $1.6 million in 2009, $1.7 million in 2010 and $9.5 million for the years 2011 through 2015.
     In 2005, $1.1 million in special termination charges were incurred due to various terminations. In 2003, $1.3 million in special termination charges were incurred due to the divestment of Lafarge Florida Inc. and various terminations.
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
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point
	Increase	Decrease
Increase (decrease) in postretirement benefit obligation at December 31, 2005	$27.0	$(22.2)
Increase (decrease) in the total of service and interest cost components for 2005	$3.0	$(2.5)

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We adopted FASB Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective July 1, 2004. As permitted by FSP 106-2, we elected to recognize the impact of the anticipated federal subsidy on our retirement benefits expense as of January 1, 2004. Results for the year ended December 31, 2004 reflect a benefit of $1.6 million as a result of the Medicare Act. The provisions of the Medicare Act reduced our accrued postretirement benefit obligation (“APBO”) by $11.5 million. The amounts above exclude a benefit of $0.3 million and an APBO reduction of $2.1 million recognized in connection with our BCNA Mirror Plans, the costs of which are reimbursed to us by Lafarge S.A.
Note 20 Commitments and Contingencies
     We lease certain land, buildings and equipment. Total expenses under operating leases was $47.9 million, $58.5 million and $46.3 million for the three years ended December 31, 2005, 2004 and 2003, respectively. The table below shows the future minimum lease payments due under noncancelable operating leases at December 31, 2005 (in millions):

	Years Ending December 31
	2006	2007	2008	2009	2010	Later Years
Operating leases	$53.0	$43.4	$29.0	$19.5	$12.1	$89.9
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
     In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a materially adverse effect on our financial condition, results of operations or liquidity.
     Our subsidiary LCI is a defendant in a 1999 class action relating to defective concrete foundations, in which the remaining plaintiffs are owners of approximately 172 properties, mostly single-family homes. The class action is related to a 1992 lawsuit against LCI in which similar claims were alleged for which LCI paid Canadian $15.6 million (approximately U.S. $10 million) as its share of damages. In April 2004, the Ontario Superior Court confirmed that LCI has full insurance coverage for the damages that may be payable to plaintiffs in the class action as well as for LCI’s cost of defending the action. We have recognized a reserve for the amount of probable loss exposure in the class action with a corresponding receivable from our insurers. We recognized an additional reserve in light of the solvency condition of some of our insurers. We believe that any liability that LCI may incur arising from the class action (irrespective of anticipated insurance recoveries) will not have a materially adverse effect on our financial condition.
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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On February 6, 2006 and later dates, multiple class action lawsuits were filed in the Circuit Courts for Baltimore City and Montgomery County Maryland against us, our directors and Lafarge S.A. in response to Lafarge S.A.’s February 6, 2006 announcement that it intends to launch a cash tender offer for the outstanding minority stake in us that Lafarge S.A. does not own. Generally, these suits allege breach by defendants of fiduciary and other duties in connection with the proposed offer and seek to enjoin the proposed offer, on the grounds that Lafarge S.A.’s proposed price is inadequate. We believe these lawsuits are without merit and intend to vigorously defend ourselves in these cases.
     On June 23, 2005, Bar J Sand and Gravel, Inc. (“Bar J”) initiated a lawsuit against us in the Bernalillo County New Mexico Second Judicial District Court, alleging that our termination of a supply agreement with Bar J was improper and constituted a breach of contract, as well as other claims related thereto. Under the supply agreement in question, we had been mining sand and gravel in consideration for certain royalty payments to Bar J. We are currently in settlement discussions with Bar J and believe this matter will not have a materially adverse effect on our financial condition.
     Currently, the company is involved in one matter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, which together are referred to as Superfund, and the corrective action provisions of the Resource Conservation and Recovery Act of 1976. The U.S. Environmental Protection Agency (“EPA”) has listed the applicable on the National Priority List and some of the potentially responsible parties named by the EPA have initiated a third-party action against 47 parties, including us. We also have been named a potentially responsible party for this site. The suit alleges that in 1969 one of our predecessor companies sold equipment containing hazardous substances that may now be present at the site. It appears that the largest disposer of hazardous substances at this site was the U.S. Department of Defense. At a July 2, 2004 status conference, we understand that the Department of Defense indicated that it has proceeded with an approved remediation plan for the site. We and the Department of Justice have signed a deminimis settlement agreement that is pending entry with the U.S. District Court for Northern Ohio. We believe this matter will not have a materially adverse effect on our financial condition.
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

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Previously, Southern American Insurance Company (“SAIC”) paid us $3.5 million for a claim filed under an insurance policy issued to us by SAIC, for which SAIC was reimbursed under its policies of reinsurance. In 1994, the Insurance Commissioner of Utah, as liquidator of SAIC, commenced an action in the Third Judicial District Court of Salt Lake County, Utah to recover the $3.5 million, arguing it was a voidable preference payment made prior to SAIC becoming insolvent. In July 2003, the trial court granted SAIC’s motion for summary judgment and entered judgment against us for $3.5 million, pre-judgment interest of $3.2 million and post-judgment interest at the rate of 3.41 percent per annum. Ultimately, we appealed the ruling to the Utah Supreme Court. The appeal has been fully briefed and is set for oral argument on February 28, 2006. We believe that this matter will not have a materially adverse effect on our financial condition.
     In late 2005, several class action lawsuits were filed in the United States District Court for the Eastern District of Louisiana. In their complaints, plaintiffs allege that Lafarge North America Inc. and several other defendants are liable for death, bodily and personal injury and property and environmental damage to people and property in and around New Orleans, Louisiana, which they claim resulted from a barge that allegedly breached the Industrial Canal levee in New Orleans during or after Hurricane Katrina. We intend to vigorously defend ourselves in this action. We believe that the claims against Lafarge are without merit and that these matters will not have a materially adverse effect on our financial condition.
     When we determine that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of December 31, 2005, such liabilities are not material to our financial statements. While we believe our accruals for such liabilities are adequate, we may incur costs in excess of the amounts provided at December 31, 2005. Although the ultimate amount of liability at December 31, 2005 that may result from these matters or actions is not ascertainable, we believe that any amounts exceeding our recorded accruals will not materially affect our financial condition.
     In the ordinary course of business, we are involved in certain legal actions and claims, including proceedings under laws and regulations relating to environmental and other matters. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the total amount of these legal actions and claims cannot be determined with certainty. Management believes that such actions and claims will be resolved without material adverse impact to our financial condition, results of operations or liquidity.
Note 21 Related Party Transactions
     “Income from managed assets” for the years ended December 31, 2005, 2004 and 2003 is $22.1 million, $16.3 million and $12.0 million, respectively, of income recorded under the provisions of the Blue Circle Asset Management Agreement. The agreement also provides for reimbursement of payroll and other costs incurred by us on the behalf of Blue Circle North America. We charged Blue Circle North America $242.9 million, $228.0 million and $194.4 million for payroll and other cost reimbursements for the years ended December 31, 2005, 2004 and 2003, respectively. In accordance with the terms of the Blue Circle Asset Management Agreement, Blue Circle North America paid $35,000 in 2005 and received payments of $2.8 million and $4.9 million in 2004 and 2003, respectively, as compensation for actions taken to optimize the profitability of the combined assets.
     We are a participant to agreements with Lafarge S.A. for the sharing of certain costs incurred for marketing, technical, research and managerial assistance and for the use of certain trademarks. The net expenses incurred for these services were $6.7 million, $3.8 million and $4.5 million during 2005, 2004 and 2003, respectively. In addition, we purchase various products from and sell various products to Lafarge S.A. Such purchases totaled $41.0 million, $16.2 million and $23.1 million in 2005, 2004 and 2003, respectively; such sales totaled $5.3 million, $6.7 million and $6.3 million in 2005, 2004 and 2003, respectively. Management believes all transactions we conducted with Lafarge S.A. were on terms similar to those that would be obtained in transactions with unrelated parties.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We purchase products from and sell products to certain affiliates in which we do not have a controlling interest. Such purchases totaled $65.8 million in 2005, $69.2 million in 2004 and $61.1 million in 2003; such sales totaled $28.1 million in 2005, $23.4 million in 2004 and $30.0 million in 2003. We also received dividends from certain of these affiliates of $6.4 million, $3.2 million and $2.5 million in 2005, 2004 and 2003, respectively. Management believes all transactions with our affiliates were on terms similar to those that would be obtained in transactions with unrelated parties.
     In conjunction with our acquisition of Warren in 2000, a subsidiary of the company issued the Preferred Shares to Kilmer Van Nostrand Co. Limited (“KVN”) (see “Note 9 Redeemable Preferred Shares”), on which cash dividends amounting to $7.9 million, $8.2 million and $7.4 million were paid in 2005, 2004 and 2003, respectively. In conjunction with that acquisition, KVN granted us options to purchase several properties owned by KVN or its subsidiaries. In 2004, we exercised options to purchase two of these properties for which we paid KVN Canadian $3.2 million. KVN is 100 percent owned by a member of the company’s board of directors, his family and certain family trusts. Management believes all transactions with KVN were on terms similar to those that would be obtained in transactions with unrelated parties.
     We provide certain officers and employees housing assistance loans, which generally do not bear interest. At December 31, 2005 and 2004, amounts outstanding under these loan agreements totaled $6.6 million and $7.2 million, respectively. Since July 30, 2002, no such loans have been granted to executive officers of the company.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 Quarterly Data (unaudited)
     The following table summarizes financial data by quarter for 2005 and 2004 (in millions, except per share information):

	First	Second	Third	Fourth	Total (b)
2005
Net sales:
Cement	$208.9	$440.5	$509.5	$392.1	$1,551.1
Ready-mixed concrete	134.4	225.9	246.4	212.2	818.9
Aggregates	108.4	228.0	245.7	210.3	792.4
Asphalt and paving	49.9	210.0	331.7	244.4	836.0
Gypsum drywall	91.8	99.7	105.8	114.5	411.9
Other miscellaneous products	15.4	30.0	35.3	29.1	109.7
Eliminations	(31.8)	(60.8)	(57.8)	(59.9)	(210.4)

Total (b)	$577.0	$1,173.3	$1,416.6	$1,142.7	$4,309.6

Gross profit	$5.0	$317.9	$396.7	$296.3	$1,016.0
Net income (loss) (c)	(188.5)	142.9	172.1	144.6	271.0
Net income (loss) per share (a) (d)
Basic	(2.51)	1.89	2.27	1.91	3.59
Diluted	(2.51)	1.81	2.17	1.84	3.43

2004
Net sales:
Cement	$177.0	$375.0	$456.1	$344.5	$1,352.7
Ready-mixed concrete	128.3	201.1	225.2	196.4	751.0
Aggregates	100.1	193.8	243.4	194.7	732.1
Asphalt and paving	39.8	160.8	281.5	210.3	692.3
Gypsum drywall	74.0	79.4	87.1	86.1	326.6
Other miscellaneous products	18.5	28.1	29.9	22.2	98.7
Eliminations	(28.9)	(48.3)	(63.7)	(49.2)	(190.1)

Total (b)	$508.9	$989.9	$1,259.6	$1,004.9	$3,763.3

Gross profit (loss)	$(0.6)	$267.6	$372.6	$243.1	$882.7
Net income (loss)	(70.8)	101.9	165.6	98.7	295.5
Net income (loss) per share (a)
Basic	(0.96)	1.37	2.22	1.32	3.98
Diluted	(0.96)	1.34	2.16	1.28	3.86

(a)	The sum of these amounts may not equal the annual amount because of changes in the average number of shares outstanding during the year.

(b)	Certain totals may not sum due to rounding.

(c)	Results include income tax provision (credit) of $115.7 million, ($12.9) million and ($32.0) million related to repatriation of $1.1 billion from Canada to the U.S. recognized in the first, second and fourth quarter, respectively.

(d)	Results include income tax provision (credit) of $1.54, ($0.17) and ($0.41) per share related to repatriation of $1.1 billion from Canada to the U.S. recognized in the first, second and fourth quarter, respectively.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 23 Subsequent Event
     On February 21, 2006, Lafarge S.A. commenced a tender offer to acquire for $75.00 per share in cash the shares of our common stock and the exchangeable preference shares of Lafarge Canada Inc. that Lafarge S.A. and certain other persons and entities described in the offer do not own. Among other conditions, the tender offer is subject to the tender of a majority of outstanding common stock and exchangeable preference shares not owned by Lafarge S.A. and the ownership by Lafarge S.A. after the tender offer of at least 90 percent of the combined common stock and exchangeable preference shares outstanding. Also, the tender offer provides that upon acquisition by Lafarge S.A. of at least 90 percent of the combined common stock and exchangeable preference shares outstanding after the tender offer, Lafarge S.A. has stated that it intends to acquire through a subsequent short-form merger at the per share tender offer price those shares it does not acquire in the tender offer. Our Board of Directors appointed a special committee of directors who are unaffiliated with Lafarge S.A. to consider the tender offer. The special committee is reviewing and considering the offer and is expected to make a recommendation to our stockholders in due course. We have urged our stockholders to defer making any determination with respect to the tender offer until they have been advised of the special committee’s position with respect to the tender offer.

Schedule II
LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions	Deductions
			From Reserve for
	Balance at	Charge to	Purposes for
	Beginning of	Cost and	Which Reserve		Balance at End
Descriptions	Year	Expenses (2)	Was Created	Other (1)	of Year
Reserve applicable to current receivables
For doubtful accounts:
2005	$19.8	$3.6	$(4.5)	$0.3	$19.2
2004	$24.2	$3.7	$(8.5)	$0.4	$19.8
2003	$23.7	$2.1	$(3.6)	$2.0	$24.2
For cash and other discounts:
2005	$9.1	$16.5	$(16.1)	$0.1	$9.6
2004	$7.1	$22.0	$(20.1)	$0.1	$9.1
2003	$4.6	$22.7	$(20.7)	$0.5	$7.1

(1)	Primarily foreign currency translation adjustments.

(2)	Cash and other discounts are recorded as a reduction to sales.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended December 31, 2005, we implemented a significant module associated with our new enterprise resource planning (“ERP”) system. We will continue to implement other modules in a phased approach through 2007. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are deployed throughout our operations. There were no other changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
     The sections captioned “Election of Directors” and “Executive Officers of the Company” in our Proxy Statement for the 2006 Annual Meeting of Stockholders sets forth certain information with respect to the directors and nominees for election as directors of the company and certain information with respect to persons who are or may be deemed to be executive officers of the company and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
     The section captioned “Executive Compensation” in our Proxy Statement for the 2006 Annual Meeting of Stockholders sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
 STOCKHOLDERMATTERS
     The sections captioned “Stock Ownership” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders sets forth certain information with respect to the ownership of our securities and securities authorized for issuance under equity compensation plans and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The sections captioned “Certain Relationships and Related Transactions — Indebtedness of Management” and “Certain Relationships and Related Transactions — Transactions with Management and Others” in our Proxy Statement for the 2006 Annual Meeting of Stockholders set forth certain information with respect to relations of and transactions by management of the company and are incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The section captioned “Independent Auditors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders sets forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS — The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.

	2.	FINANCIAL STATEMENT SCHEDULES — The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report and such Index to Consolidated Financial Statements and Financial Statement Schedule is incorporated herein by reference.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
     All other schedules are omitted because they are not applicable.
3.	EXHIBITS — The exhibits listed on the accompanying List of Exhibits are filed as part of this Annual Report and such List of Exhibits is incorporated herein by reference.

Exhibit
Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of the company, filed May 29, 1992, as amended by the Articles of Amendment of the company dated May 8, 2000 [incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

3.2	Amended By-Laws of the company, amended on February 4, 2005 [incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2004].

Exhibit
Number	Description of Exhibits
4.1	Form of Indenture dated as of October 1, 1989 between the company and Citibank, N.A., as Trustee, relating to $250 million of debt securities of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

4.2	Form of Fixed Rate Medium-Term Note of the company [incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration No. 33-31333) of the company, filed with the Securities and Exchange Commission on October 3, 1989].

4.3	Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the company and its consolidated subsidiaries have not been filed. The company agrees to furnish a copy of such instruments to the Commission upon request.

*4.4	Warrant to Purchase 4,400,000 Shares of Lafarge North America Inc. (f/k/a Lafarge Corporation) Common Stock, Par Value $1.00 Per Share, In Favor of Kilmer Van Nostrand Co. Limited.

9.1	Trust Agreement dated as of October 13, 1927 among Canada Cement Company Limited, Montreal Trust Company, Henry L. Doble and Alban C. Bedford-Jones, as amended (composite copy) [incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].

9.2	Amendment dated June 10, 1983 to Trust Agreement filed as Exhibit 9.1 [incorporated by reference to Exhibit 9.2 to the Registration Statement of Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on September 16, 1983].

10.1	Exchange Agency and Trust Agreement dated as of May 1, 1983 among the company, Canada Cement Lafarge, Lafarge Coppee and Montreal Trust Company, as trustee [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983]. Canada Cement Lafarge changed its name in 1988 to Lafarge Canada Inc. Lafarge Coppee changed its name in 1995 to Lafarge S.A.

10.2	Guarantee Agreement dated as of May 1, 1983 between the company and Canada Cement Lafarge [incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on May 5, 1983].

10.3	Special Surface Lease dated as of August 1, 1954 between the Province of Alberta and Canada Cement Lafarge, as amended [incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 2-82548) of the company, filed with the Securities and Exchange Commission on March 21, 1983].

10.4	1993 Stock Option Plan of the company, as amended and restated February 7, 1995 [incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1997].

10.5	Optional Stock Dividend Plan of the company dated September 1999 [incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.6	Director Fee Deferral Plan of General Portland, assumed by the company on January 29, 1988 [incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K filed by General Portland for the fiscal year ended December 31, 1980].

10.7	Control Option Agreement dated as of November 1, 2003 between Lafarge North America Inc. and Lafarge S.A. [incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2003].

10.8	Deferred Compensation Program of Canada Cement Lafarge [incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].

10.9	Agreement dated November 8, 1983 between Canada Cement Lafarge and Standard Industries Ltd. [incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 2-86589) of the company, filed with the Securities and Exchange Commission on November 23, 1983].

10.10	Stock Purchase Agreement dated September 17, 1986 between the company and Lafarge Coppee, S.A. [incorporated by reference to Exhibit B to our report on Form 10-Q for the quarter ended September 30, 1986].

Exhibit
Number	Description of Exhibits
10.11	Cost Sharing Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to expenses for research and development, strategic planning and human resources and communication techniques [incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].

10.12	Royalty Agreement dated December 2, 1988 between Lafarge Coppee, LCI and the company relating to access to the reputation, logo and trademarks of Lafarge Coppee [incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1988].

10.13	Amendment dated January 1, 1993 to Royalty Agreement filed as Exhibit 10.14 [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1992].

10.14	Reimbursement Agreement dated January 1, 1990 between Lafarge Coppee and the company relating to expenses for Strategic Planning and Communication techniques [incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1990].

10.15	Amendment dated September 13, 1991 to Cost Sharing Agreement filed as Exhibit 10.13 [incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1994].

10.16	Receivables Purchase Agreement dated as of October 13, 2000 among Sierra Bay Receivables, Inc. as Seller, Lafarge North America, as Initial Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, N.A. as Agent [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].

10.17	Receivables Sale Agreement dated as of October 13, 2000 among Lafarge North America and certain of its Subsidiaries, as Originators, and Sierra Bay Receivables, Inc. as Buyer [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the company for the fiscal quarter ended September 30, 2000].

10.18	Cost Sharing Agreement dated January 2, 1996 between Lafarge Materiaux de Specialties and the company related to costs of a new unit established for researching potential profitable markets for their respective products in North America [incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].

10.19	Marketing and Technical Assistance Agreement dated October 1, 1996 between Lafarge S.A. and the company related to research and development, marketing, strategic planning, human resources and communication techniques in relation to gypsum activities [incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1996].

10.20	1998 Stock Option Plan of the company [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Regulation No. 333-65897) of the company, filed with the Securities and Exchange Commission on October 20, 1998].

10.21	Nonemployee Director Retirement Plan of the company, as amended [incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 1998].

10.22	Non-Employee Directors’ Deferred Compensation Plan Cash or Phantom Stock Investment Options [incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.23	Commercial Paper Dealer Agreement dated as of March 2, 2001 between Lafarge North America and Salomon Smith Barney Inc. concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank, N.A. [incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.24	Commercial Paper Dealer agreement dated as of March 2, 2001 between Lafarge North America and SunTrust Bank concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of March 2, 2001 between Lafarge North America and Citibank N.A. [incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2000].

10.25	Management Agreement dated as of July 11, 2001, by and among Lafarge Corporation, Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2001].

Exhibit
Number	Description of Exhibits
10.26	Supplemental Agreement Regarding Employees and Employee Benefits dated as of December 21, 2001 by and among Lafarge North America Inc., Lafarge S.A. and Blue Circle North America. [incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2001].

10.27	Lafarge North America Inc. 2002 Stock Option Plan, as amended [incorporated by reference to Exhibit 10.1 to our Report on Form 10-Q for the quarter ended March 31, 2002].

10.28	Lafarge North America Inc. 2005 Stock Incentive Plan [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-124407) of the company, filed with the Securities and Exchange Commission on April 28, 2005].

10.29	Lafarge North America Inc. Employee Stock Purchase Plan, as amended and restated June 1, 2005 [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-124409) of the company, filed with the Securities and Exchange Commission on April 28, 2005].

*10.30	Amendment No. 1 dated June 1, 2005 to the Lafarge North America Inc. Employee Stock Purchase Plan.

10.31	Five Year Credit Agreement dated as of September 12, 2005 by and among Lafarge North America Inc. and of its subsidiaries, as borrowers, Citibank, N.A., as the Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, CitiGroup Global Markets Inc., and Wachovia Securities Inc., as the Joint Lead Arrangers and Joint Book Runners, and certain other lenders party thereto [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 12, 2005 and filed with the SEC on September 14, 2005].

10.32	Amended and Restated Management Agreement effective as of January 1, 2006 by and among Lafarge North America Inc., Lafarge S.A. and Blue Circle North America [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 29, 2005 and filed with the SEC on October 3, 2005].

*10.33	Lafarge North America Inc. Deferred Compensation/Phantom Stock Plan & Thrift Savings Restoration Plan Effective November 30, 2005

*10.34	Supplemental Executive Retirement Plan of Lafarge Canada Inc. as amended and restated as of October 31, 2001.

*10.35	Lafarge North America Inc. Supplemental Executive Retirement Plan as amended and restated as of January 1, 2002.

*10.36	Lafarge Corporation Supplemental Executive Retirement Plan Trust dated December 30, 1996.

18	Letter regarding change in accounting principle [incorporated by reference to Exhibit 18 to the Annual Report on Form 10-K filed by the company for the fiscal year ended December 31, 2004].

*21	Subsidiaries of the company.

*23	Consent of Ernst & Young LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAFARGE NORTH AMERICA INC.
	By:	/s/ ERIC C. OLSEN
Eric C. Olsen
Date: March 1, 2006		Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILIPPE R. ROLLIER Philippe R. Rollier	President and Chief Executive Officer and Director	March 1, 2006

/s/ ERIC C. OLSEN Eric C. Olsen	Executive Vice President and Chief Financial Officer	March 1, 2006

/s/ JAMES W. BACHMANN	Senior Vice President and Controller	March 1, 2006
James W. Bachmann

/s/ BERTRAND P. COLLOMB	Chairman of the Board	March 1, 2006
Bertrand P. Collomb

/s/ BERNARD L. KASRIEL	Vice Chairman of the Board	March 1, 2006
Bernard L. Kasriel

/s/ MARSHALL A. COHEN	Director	March 1, 2006
Marshall A. Cohen

/s/ PHILIPPE P. DAUMAN	Director	March 1, 2006
Philippe P. Dauman

Signature	Title	Date

/s/ BRUNO LAFONT	Director	March 1, 2006
Bruno Lafont

/s/ CLAUDINE B. MALONE	Director	March 1, 2006
Claudine B. Malone

/s/ BLYTHE J. McGARVIE	Director	March 1, 2006
Blythe J. McGarvie

/s/ JAMES M. MICALI	Director	March 1, 2006
James M. Micali

/s/ ROBERT W. MURDOCH	Director	March 1, 2006
Robert W. Murdoch

/s/ BERTIN F. NADEAU	Director	March 1, 2006
Bertin F. Nadeau

/s/ JOHN D. REDFERN	Director	March 1, 2006
John D. Redfern

/s/ MICHEL ROSE	Director	March 1, 2006
Michel Rose

/s/ LAWRENCE M. TANENBAUM	Director	March 1, 2006
Lawrence M. Tanenbaum

/s/ GERALD H. TAYLOR	Director	March 1, 2006
Gerald H. Taylor