Form 10-K/A
period 2005-12-31
LAFARGE NORTH AMERICA INC
filed 2006-04-28
CIK 716783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
     Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2005 was approximately $2,229,813,000.
     There were approximately 73,351,000 shares of Common Stock and 3,089,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of March 31, 2006.

EXPLANATORY NOTE
     This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 1, 2006 and is being filed to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update other information presented in this annual report on Form 10-K as originally filed.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Directors
          The following sets forth the name, age and business experience for the last five years of each of our directors.
     MARSHALL A. COHEN, Counsel, Cassels Brock & Blackwell, Barristers and Solicitors. Mr. Cohen, age 70, has served in such capacity since October 1996. From November 1988 to September 1996, he was President and Chief Executive Officer and a director of The Molson Companies Limited. He is also a director of Barrick Gold Corporation, American International Group, Inc., Toronto Dominion Bank, Premcor Inc., Collins & Aikman Inc., Golf Town Income Fund, IBI Income Fund and the Goldfarb Corporation. Mr. Cohen has served as a director of the company since 1991.
     BERTRAND P. COLLOMB, Chairman of the Board of the company and Chairman of the Board of Lafarge S.A. Mr. Collomb, age 63, has served as Chairman of the Board of the company since January 1989 and as Chairman of the Board of Lafarge S.A. since August 1989. He served as Chief Executive Officer of Lafarge S.A. from August 1989 through May 2003. He served as Vice Chairman of the Board and Chief Operating Officer of Lafarge S.A. from January 1989 to August 1989. He was Vice Chairman of the Board and Chief Executive Officer of Lafarge North America Inc. and Senior Executive Vice President of Lafarge S.A. from 1987 until January 1989. Mr. Collomb is also a director of Atco Ltd., Total Fina Elf and Unilever N.V. Mr. Collomb has served as a director of the company since 1985.
     PHILIPPE P. DAUMAN, Co-Chairman and Chief Executive Officer of DND Capital Partners, LLC, a private equity firm, since May 2000. Prior to May 2000, Mr. Dauman, age 52, served as Deputy Chairman and Executive Vice President of Viacom, Inc. He is also a director of Viacom, Inc. and CBS Corporation. Mr. Dauman has served as a director of the company since 1997.
     BERNARD L. KASRIEL, Vice Chairman of the Board of the company and Vice Chairman and Chief Executive Officer of Lafarge S.A. Mr. Kasriel, age 59, was elected to his current position in May 1996. He has served as Vice Chairman of Lafarge S.A. since January 1995. He served as Chief Operating Officer of Lafarge S.A. from January 1995 through May 2003, when he was appointed Chief Executive Officer of Lafarge S.A. He also served as Managing Director of Lafarge S.A. from 1989 to 1994, Senior Executive Vice President of Lafarge S.A. from 1987 to 1989 and Executive Vice President of Lafarge S.A. from 1982 until March 1987. Mr. Kasriel is also a director of Sonoco Products Company. Mr. Kasriel has served as a director of the company since 1989.
     BRUNO LAFONT, Chief Executive Officer of Lafarge S.A. Mr. Lafont, age 49, served as Vice President and Chief Operating Officer of Lafarge S.A. from May 2003 to January 2006, when he was appointed Chief Executive Officer. Prior to that, he served as Executive Vice President — Gypsum of Lafarge S.A. from 1998 to May 2003. From 1995 to 1998, he served as Executive Vice President — Finance of Lafarge S.A. Prior to that, Mr. Lafont served in a variety of financial and managerial positions with Lafarge S.A. after joining Lafarge S.A. in 1983 as an internal auditor. Mr. Lafont has served as a director of the company since 2003.
     CLAUDINE B. MALONE, President of Financial & Management Consulting, Inc., a privately held consulting firm. Ms. Malone, age 69, has served in such capacity since 1982. Ms. Malone is also a director of Hasbro, Inc., SAIC Corp. and Novell Inc. Ms. Malone has served as a director of the company since 1994.
     BLYTHE J. McGARVIE, President of Leadership for International Finance, a privately held consulting firm. Ms. McGarvie, age 49, has served in such capacity since January 2003. From July 1999 to December 2002, Ms. McGarvie was Executive Vice President and Chief Financial Officer of BIC Group, Paris, France and from 1994 to 1999 served as Executive Vice President and Chief Financial Officer of Hannaford Bros. Co., of Portland, Maine. Ms. McGarvie is also a director of Accenture, The Pepsi Bottling Group, St. Paul Travelers Companies and Wawa, Inc. Ms. McGarvie has served as a director of the company since 2004.
     JAMES M. MICALI, Chairman and President of Michelin North America, Inc. since September 1996. From 1990 to 1996 Mr. Micali, age 58, served as Executive Vice President, Legal and Finance of Michelin North America Inc. and from 1985 to 1990 he was General Counsel and Secretary of Michelin North America, Inc. Mr. Micali joined Michelin in

1977, and from 1977 through 1985 served in a number of legal positions in the Michelin organization. Mr. Micali is also a director of Sonoco Products Company. Mr. Micali has served as a director of the company since 2004.
     ROBERT W. MURDOCH, Corporate Director. Mr. Murdoch, age 64, was formerly President and Chief Executive Officer of the company from January 1989 to August 1992, President and Chief Executive Officer of Lafarge Canada Inc. from 1985 to 1992, Senior Executive Vice President of Lafarge S.A. from August 1989 to September 1992 and President and Chief Operating Officer of the company from 1987 to 1989. Mr. Murdoch is also a director of Sierra Systems Group Inc., Lallemand, Inc., Timberwest Forest Products Corp. and Ritchie Bros. Auctioneers Incorporated. Mr. Murdoch has served as a director of the company since 1987.
     BERTIN F. NADEAU, Chairman of the Board and Chief Executive Officer of GescoLynx Inc. (a private holding company). Mr. Nadeau has served in such capacity since September 30, 1994. He was also Chairman of the Board, President and Chief Executive Officer of Unigesco Inc. from 1982 to September 1994 and Chairman of the Board of Unigesco’s affiliate, Univa Inc. (a marketer and distributor in the food sector) from October 1989 to July 1993. Mr. Nadeau, age 65, is also a director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Nadeau has served as a director of the company since 1988.
     JOHN D. REDFERN, Chairman of the Board of Lafarge Canada Inc. Mr. Redfern has served as Chairman of the Board of Lafarge Canada Inc. since 1984. Mr. Redfern served as Vice Chairman of the Board of the company from January 1989 to May 1996, as Chairman of the Board of the company from 1985 until January 1989, as President and Chief Executive Officer of the company from 1983 until 1985 and as Chief Executive Officer of Lafarge Canada Inc. from 1977 to 1985. Mr. Redfern, age 70, has served as a director of the company since 1983.
     PHILIPPE R. ROLLIER, President and Chief Executive Officer of the company since May 2001. Mr. Rollier, age 63, served as Regional President of Lafarge S.A. — Central Europe and CIS for Cement, Aggregates and Concrete from 1995 to 2001 and has served as Executive Vice President of Lafarge S.A. since 1999. Mr. Rollier has served as a director of the company since 2001.
     MICHEL ROSE, Senior Executive Vice President and Chief Operating Officer of Lafarge S.A. Mr. Rose has served as Senior Executive Vice President of Lafarge S.A. since 1989. Mr. Rose, age 63, served as President and Chief Executive Officer of the company from September 1992 until September 1996. He served as Chairman and Chief Executive Officer of Orsan S.A., a subsidiary of Lafarge S.A., from 1987 to 1992. Mr. Rose has served as a director of the company since 1992.
     LAWRENCE M. TANENBAUM, Chairman and Chief Executive Officer of Kilmer Van Nostrand Co. Limited, a private investment holding company with various business interests, including, in the past, an interest in the Warren Paving & Materials Group Limited which became a part of the company in December 2000. Mr. Tanenbaum, age 60, is also an owner and Chairman of Maple Leaf Sports and Entertainment Ltd. (owner of the Toronto Maple Leafs hockey team and the Toronto Raptors basketball team) and a member of the Board of Governors of the National Basketball Association and the National Hockey League. Mr. Tanenbaum has served as a director of the company since 2001.
     GERALD H. TAYLOR, Telecommunications Consultant and Private Investor. Mr. Taylor, age 64, served as Chief Executive Officer of MCI from November 1996 to October 1998. He also served as MCI’s President and Chief Operating Officer from July 1994 to November 1996 and as MCI’s Chief Operating Officer from April 1993 to July 1994. Mr. Taylor is also a director of CIENA Corporation. Mr. Taylor has served as a director of the company since 1999.
Executive Officers
     The following sets forth the name, age and business experience for the last five years of each of our executive officers other than Mr. Rollier and indicates all positions and offices with us held by them. For information regarding Mr. Rollier, see “Directors” above.
     DOMINIQUE CALABRESE, age 50, was appointed to his current position, Executive Vice President and President — Eastern Aggregates, Concrete & Asphalt, in March 2002. Before that he served as Senior Vice President, Performance and Strategy for the Aggregate and Concrete Division at Lafarge S.A. from August 1999 to March 2002.

Prior to that, from January 1995 to July 1999, he served as Senior Vice President and President of Lafarge Construction Materials Eastern Canada Region.
     THOMAS G. FARRELL, age 49, was appointed to his current position, Executive Vice President and President — Western Aggregates, Concrete & Asphalt, in March 2002. He previously served as Chief Executive Officer of Lafarge S.A.’s operations in India from 1998 to March 2002. From 1996 to 1998, he served as Vice President/General Manager of the Southern Alberta Division of Lafarge’s Construction Materials Western Canada Region, and from 1992 to 1996, he served as Vice President/General Manager for an operating unit of Lafarge Betons Granulats in France. Mr. Farrell joined Lafarge S.A. in 1990, serving as Vice President of Strategy until 1992.
     JEAN-MARC LECHÊNE, age 47, was appointed to his current position, Executive Vice President and President — Cement Operations, in January 2002. He previously served as Senior Vice President and President — Canadian Cement Operations from September 1999 to December 2001. Prior to that he served as Executive Vice President of Lafarge S.A.’s cement operations in China from March 1996 to September 2000, and as Senior Vice President Cement Strategy of Lafarge S.A. from November 1993 to March 1996.
     JAMES J. NEALIS III , age 58, was appointed to his current position, Executive Vice President - Human Resources, effective February 2004. Prior to that, he was Senior Vice President — Human Resources from January 1999 to January 2004. From August 1996 to December 1998 he served as Vice President — International Human Resources for Lafarge S.A. From January 1994 to August 1996 he served as Vice President — Human Resources, Cement Group.
     ERIC C. OLSEN, age 42, was appointed to his current position, Executive Vice President and Chief Financial Officer, in January 2005. Previously he served as Senior Vice President from July 2004 and as Senior Vice President and President Northeast Cement Region from January 2002 through June 2004. He also served as Senior Vice President — Purchasing from January 2002 through December 2003. Prior to that, he served as Senior Vice President — Strategy and Development from August 1999 to December 2001. Before joining Lafarge, he was a Partner with Trinity Associates, a business strategy management consulting firm, from May 1993 to August 1999.
     JAMES W. BACHMANN, age 37, was appointed to his current position, Senior Vice President and Controller, in November 2005. Prior to that, he served as Vice President — Finance for Aggregates, Concrete and Asphalt from March 2004 to November 2005 and as Vice President — Controller of our Gypsum operations from May 2002 until March 2004. Prior to joining us in 2002, Mr. Bachmann worked for Arthur Andersen LLP from 1990 to 2002 in positions of increasing responsibility in audit and accounting.
     TODD W. CUNNINGHAM, age 43, was appointed to his current position, Senior Vice President - Strategy and Development, in March 2002. Prior to that, he served as Managing Director — Mergers and Acquisitions for Marriott International, Inc. from October 1998 to December 2001 and Director of Financing for US Airways Group, Inc. from April 1996 to September 1998.
     PETER L. KEELEY, age 46, was appointed to his current position, Senior Vice President - General Counsel and Secretary, on January 30, 2006. Prior to joining us, he served as Executive Vice President, General Counsel and Corporate Secretary of Acterna Inc., beginning in July 2004. Before joining Acterna, he was a partner with the Florida law firm of Grant, Fridkin, Pearson, Athan & Crown, P.A., where he was employed since January 2000. Before that, he held a series of senior management positions over a twelve year period with Schlumberger, Ltd. and its affiliates, including Vice President, General Counsel and Corporate Secretary of Geco AS, then a Norwegian public company and as Deputy General Counsel of Schlumberger, Ltd.
     ISAAC PRESTON, age 46, was appointed to his current position, Senior Vice President and President — Gypsum Division in June 2002. He served as Senior Vice President-Division Projects of Lafarge S.A.’s Gypsum Division from August 1999 to May 2002. From June 1997 to August 1999, he was Vice President Strategy and Development for Lafarge S.A.’s Gypsum Division. Prior to joining Lafarge, he served as Vice President of Strategy for James Hardie Industries.
     None of our directors or executive officers was selected pursuant to any arrangement or understanding between him or her and any other person. Each of our directors serves until the next succeeding annual meeting of stockholders or until his or her successor is elected and qualifies. The term of office for each executive officer expires at the first meeting of the Board of Directors after the next annual meeting of stockholders following his or her election or appointment and until his or her successor is elected and qualifies.
     Mr. Cohen is the father-in-law of Mr. Tanenbaum’s son. Otherwise, there is no family relationship between any of our directors and executive officers.
Director Compensation
     Base Compensation. Directors who are also employees of ours receive no additional compensation for service as directors. Each non-employee director receives an annual fee of $40,000 for service as a director, plus $2,000 for each Board meeting attended. Each non-employee director also receives an annual fee of $5,000 for each committee on which he or she serves (other than the Nominating committee whose members receive no additional compensation), plus $2,000 for each committee meeting attended. A non-employee director serving as chair of the following committees receives the following amounts annually for service as chair of such committees: Audit - $20,000; Management Development and Compensation — $10,000; Board Governance — $5,000; Nominating - $5,000; Corporate Development — $5,000; Finance — $5,000; Pension — $5,000; and Executive — $5,000. The lead director, who presides at executive sessions of our non-management directors, receives an additional $25,000 annually. All fees are paid quarterly. All directors are reimbursed for travel, lodging and other expenses they incur related to attending Board and committee meetings.
     Each year, directors may elect to defer payment of their fees for that year until termination of their service as a director. Any such election must be made prior to that year’s annual stockholder meeting and must specify one of two payment options—lump sum or up to ten annual installments. Directors may elect either to have their deferred fees bear interest computed quarterly at the average prime rate for the quarter or to invest their deferred fees (in increments from 10% to 100%) in “phantom” shares of our common stock. Investments in phantom shares will be valued at the NYSE closing price of our common stock on the date non-deferred fees would be payable. Dividends will be credited to deferred phantom shares and will be reinvested in additional phantom shares at the NYSE closing price on the dividend payment date. Directors may change existing deferred compensation investments (from cash to phantom shares or vice versa) each quarter during prescribed window periods. Phantom shares have no voting rights and may not be sold or transferred. Distributions from phantom shares will be valued at the NYSE closing price of our common stock on the last trading day before the payment date.
     A non-employee director age 70 or older (or, with the approval of the Board Governance Committee, between the ages of 65 and 69) who joined the Board of Directors no later than our 2004 Annual Meeting of Stockholders and who has seven or more years of credited service as a director is entitled to receive upon retirement from the Board of Directors $20,000 annually for the remainder of his or her life, and his or her surviving spouse is entitled to receive $10,000 annually for the remainder of his or her life following such director’s death. A non-employee director who joined the Board of Directors no later than our 2004 Annual Meeting of Stockholders and who retires at age 55 through 69 with three or more years of credited service is entitled to receive upon retirement $20,000 annually for a period of time equal to his or her period of credited service as a director and his or her surviving spouse is entitled to receive $10,000 annually for the balance of such period if the director dies before the end of such period. Those who join the Board of Directors after our 2004 Annual Meeting of Stockholders are not entitled to these benefits.
     For 2005, Bertrand Collomb received a salary of $325,000 for serving as Chairman of the Board; Bertrand Kasriel received a salary of $195,000 for serving as Vice Chairman of the Board and John D. Redfern received a fee of Cdn. $36,400 for serving as the non-executive Chairman of the Board of our subsidiary, Lafarge Canada Inc. Mr. Redfern also received certain perquisites (club dues and company car) valued at less than $20,000 for his service as Chairman of Lafarge Canada Inc. In addition, Mr. Redfern and Mr. Murdoch each received from Lafarge Canada Inc. an annual fee of Cdn. $14,000 for serving as directors plus Cdn. $1,500 for each board or committee meeting he attended. Both are also reimbursed by Lafarge Canada Inc. for travel, lodging and other expenses they incur related to attending Lafarge Canada Inc. board and committee meetings.
     Our Board of Directors appointed two special committees in 2005. The first was composed of Marshall A. Cohen, Philippe P. Dauman, Claudine B. Malone, Blythe J. McGarvie, James M. Micali, Bertin F. Nadeau, John D. Redfern, Lawrence M. Tanenbaum and Gerald H. Taylor and was appointed to negotiate and approve the amended and restated management agreement pursuant to which we manages the U.S. operations of Blue Circle Industries PLC. That committee appointed a sub-committee composed of Marshall A. Cohen, Blythe J. McGarvie and James M. Micali, each of whom received $5,000 for their service on the sub-committee. Other members of the committee received no compensation. The second committee was composed of Marshall A. Cohen, Philippe P. Dauman, Claudine B. Malone, Blythe J. McGarvie, James M. Micali, Bertin F. Nadeau, John D. Redfern, Lawrence M. Tanenbaum and Gerald H. Taylor and was appointed to consider the ongoing status of the assets of Blue Circle North America. Each member of this committee received $6,000 for their service on the committee.
     Options. Each non-employee director receives during January or February of each year an automatic grant of an option to purchase 1,000 shares of common stock. In February 2005, Marshall A. Cohen, Philippe P. Dauman, Bruno Lafont, Claudine B. Malone, Blythe J. McGarvie, James M. Micali, Robert W. Murdoch, Bertin F. Nadeau, John D. Redfern, Michel Rose, Lawrence M. Tanenbaum and Gerald H. Taylor received grants under this plan. Each option permits the recipient to purchase shares at their fair market value on the date of grant, which was $54.50 in the case of options granted in February 2005.
     Options granted to non-employee directors vest depending upon the director’s length of service at the time of grant. Options granted to directors who have served continuously for at least four years as of the date of grant are fully vested. Options granted to directors who have served continuously less than four years as of the date of grant vest 25% on such date for each year of the director’s prior continuous service through the date of grant and vest 25% on each subsequent anniversary of the director’s joining the Board.
Audit Committee
     Our Audit Committee is comprised of Philippe P. Dauman, Claudine B. Malone, Blythe J. McGarvie, Bertin F. Nadeau and Gerald H. Taylor, each of whom our Board of Directors has determined to be independent under the listing standards of the New York Stock Exchange and applicable federal law. The Board of Directors has determined that Ms. Malone and Ms. McGarvie each qualifies as an “audit committee financial expert” as defined in rules of the Securities and Exchange Commission. The Board of Directors notes that Ms. Malone serves on the audit committees of more than three public companies and has determined that her doing so does not impair her ability to effectively serve on our Audit Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our stock. Except for the late filing by Philippe Dauman, James Micali, Robert Murdoch and Philippe Dauman of one Form 4 reporting one transaction by each of them, based upon a review of these filings and written representations from our directors and executive officers, we believe that during 2005 our executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements. Each of these late filings resulted from an administrative oversight and each report was filed promptly upon discovery of the oversight.
Code of Ethics
     We adopted a code of ethics that applies to our principal executive, financial and accounting officers, our controller or others performing similar functions. A copy of our code of ethics may be found on our website at www.lafargenorthamerica.com. Click on “Investor Relations” to find our “Corporate Governance” section of the website where the code of ethics is posted.

Item 11. EXECUTIVE COMPENSATION
     Our executive compensation program, including stock-based compensation, is administered by the Management Development and Compensation Committee of the Board of Directors. All members of such committee are independent directors. All decisions made by such committee relating to the compensation of our executive officers are presented to, and are available for review by, our full Board. All decisions relating to stock based awards to executive officers are made solely by such committee.
Report on Executive Compensation
     The following is a report submitted by members of the Management Development and Compensation Committee, addressing our compensation policy as it related to our executive officers for fiscal 2005:
     The goal of our executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time motivating and retaining key employees. To achieve this goal, our executive compensation policies integrate competitive levels of annual base compensation with bonuses based upon corporate performance and individual initiatives and performance. This annual cash compensation, together with the payment of equity-based, incentive compensation, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the company. All executive officers and certain key managers participate in our incentive compensation plans.
     In 2005, our executive compensation program consisted primarily of (i) base salary adjusted from the prior year, (ii) a bonus opportunity, based upon the performance measurements described below and (iii) options and restricted stock granted pursuant to our 2002 Stock Option Plan.
     Base Salary. In establishing base salaries for our executive officers, we participate in executive compensation surveys with other construction materials and cement companies in the United States and Canada, reviews market data of general industry companies of similar size, and utilizes information provided by several independent compensation consultants. The comparison group we utilized for cash compensation matters generally includes industrial companies with annual sales in excess of $3 billion, which employ more than 5,000 full time employees, with a unionized labor force, and which have been profitable over the most recent two to three year period. Individual performance among the companies included in the comparison group is not separately evaluated.
     We annually set base salary ranges with midpoints for each of its executives, including the President and Chief Executive Officer, at levels within the range of those persons holding comparably responsible positions at other companies in our comparison group. Such midpoints are established based upon a market pricing system designed to assign a value for each executive office, taking into account the various responsibilities and duties of the specific position. Due to our long-term approach to compensation and the cyclical nature of our business, historically a greater percentage of the annual compensation (base salary plus bonus) paid to executive officers has been represented by the salary component. We have a system that pays slightly higher base salaries and lower annual bonuses. However, the annual cash compensation targets for our executive officers have generally been set slightly below the median for annual cash compensation totals in the comparison group.
     Salaries for executive officers are reviewed by the Board’s Management Development and Compensation Committee in the first quarter of each year and may be increased at that time on the basis of the individual performance of the executive, as evaluated by senior management, our financial performance, and changes in competitive pay levels. An annual overall budget of salary increases for the year is prepared, based upon our expected financial performance and taking into consideration the expected pay increases, if any, indicated by the various industry surveys and information from various compensation consultants. The Committee then utilizes this budget in establishing salaries based upon management’s evaluation of each officer’s performance during the prior year.
     The annual base salary of $640,000 for the President and Chief Executive Officer was established in accordance with the policies established for all executive officers and was 102% of the midpoint of the range utilized by us. The Chairman of the Board annually reviews the Chief Executive Officer’s performance and makes a salary recommendation which is acted upon by the Committee. The 2005 salaries of the other executive officers listed in the Summary

Compensation Table (the “named executive officers”) ranged from approximately 91% to 104% of the midpoints established with respect to each of such positions.
     Annual Incentives. We have an annual bonus plan that provides for the payment of bonuses to certain executive officers and key managers contingent upon the achievement of certain financial targets and/or individual objectives. The bonus plan is intended to reward the accomplishment of corporate objectives, reflect our priority on maximizing earnings, and provide a fully competitive compensation package which will attract, reward and retain quality individuals. Under the plan, one-half of the total bonus opportunity for a participant is based upon the attainment of financially based company performance objectives and one-half of the total bonus opportunity is based upon the achievement of individual objectives. If both the company and individual performance objectives are attained or surpassed, participants will be eligible to receive maximum amounts ranging from 40% to 100% of their base salary, depending upon their position with the company.
     Financially based performance objectives measure our performance for the year against certain economic value added criteria. Subjective performance criteria are used to evaluate each officer’s individual performance with respect to the individual objectives defined for such officer at the beginning of each year. Individual objectives may include the performance of a specific division or product line for which an officer is responsible, the reduction of company or division expenses or debt, or other specific tasks or goals, and typically include a series of non-quantifiable objectives.
     Annual incentives are paid only upon the achievement of either financial performance objectives or individual performance objectives for the year. In light of our earnings performance, financial performance bonuses were paid with respect to 2005 in amounts ranging from 20% to 29% of the salaries of the Chief Executive Officer and the named executive officers. The individual performance bonuses paid to these persons with respect to 2005 were in the range of 26% to 40% of such salaries.
     Mr. Rollier’s total bonus amount was equal to approximately 69% of his 2005 salary. The company performance objective on which a portion of such bonus was based was the achievement by the company of economic value added targets specified by the Committee. The factors considered by the Committee in determining the portion of the bonus based on individual objectives included his leadership during the year with respect to (i) our improvement in operating results, (ii) corporate governance matters and building a strong executive team, (iii) progress in implementing customer orientation programs in cement and aggregates, concrete and asphalt operations and (iv) strategic growth initiatives and divestments.
     Long-Term Incentives. Long-term incentive awards strengthen our ability to attract, motivate and retain executives of superior capability and more closely align the interests of management with those of stockholders. Long-term awards granted in 2005 consisted of non-qualified stock options and shares of restricted stock granted pursuant to our 2002 Stock Option Plan. Unlike cash, the value of a stock option will not be immediately realized. Stock options are granted with exercise prices equal to the prevailing market value of our common stock and will have value only if our stock price increases, resulting in a commensurate benefit for our stockholders. Generally, stock options vest in equal amounts over four years and shares of restricted stock vest after five years. Executives generally must be employed by us or an affiliate of ours at the time of vesting.
     The Committee considers on an annual basis the grant of options to executive officers and key managers. The number of options granted is generally based upon the position held by a participant and the Committee’s subjective evaluation of such participant’s contribution to our future growth and profitability. In accordance with the policy maintained by the Committee, the total number of options and restricted shares granted in 2005 under our stock incentive program represents approximately 1.4% of the approximately 75,000,000 outstanding shares of our common stock (including the exchangeable preference shares of our subsidiary, Lafarge Canada Inc.). Generally, the grant of options or award of restricted stock is an annual determination, but the Committee may consider the size of past awards and the total amounts outstanding in making such a determination. For 2005, the Committee granted to Mr. Rollier an option to purchase 60,000 shares of our common stock and awarded Mr. Rollier 2,500 shares of restricted stock based upon the foregoing factors.
     We established a Long Term Cash Incentive Plan that is applicable to officers and key management personnel. This plan provides for payment of cash bonuses contingent upon the achievement of cumulative economic value added targets over a multi-year period. For the “named executive officers”, this plan can pay an award each year with maximums of 40% or 50% of their base salary based on cumulative results of the previous multi-year cycle. For the measurement period ending December 31, 2005, the named executives received awards ranging from 4.3% to 13.8% of their base salaries.
     The Committee believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and stockholder interests. As performance goals are met or exceeded, resulting in increased value to stockholders, executives are rewarded commensurately. The Committee believes that compensation levels during 2005 adequately reflect our compensation goals and policies.
     Section 162(m) of the Internal Revenue Code generally limits our federal income tax deduction for compensation paid in a tax year to the Chief Executive Officer and four other most highly compensated executive officers to $1 million. We may deduct compensation above $1 million that is “performance-based” within the meaning of the Code. We have determined that amounts paid under the annual and long term bonus plans and stock options granted under our stock option plans qualify as “performance-based.”
January 30, 2006
Management Development and
Compensation Committee
Philippe P. Dauman, Chairman
Marshall A. Cohen
Blythe J. McGarvie
Bertin F. Nadeau
Gerald H. Taylor

Summary Compensation Table
     The following table sets forth information with respect to our Chief Executive Officer and our other four executive officers who were the most highly compensated for the year ended December 31, 2005 and who were serving as executive officers at year end.

				Long-Term Compensation
						# Of
						Securities
	Annual Compensation					Underlying
Name and				Other Annual		Stock	Restricted	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation(1)		Options	Stock(2)	Payouts(3)	Compensation(4)
Philippe R. Rollier(5)	2005	$640,000	$442,880	$42,816	(6)	60,000	2,500	$88,000	$206,006
President and Chief	2004	550,000	486,250	44,510		60,000		90,338	58,470
Executive Officer	2003	510,000	340,043	120,081		40,000			57,938

Dominique Calabrese	2005	389,000	198,857	13,888	(7)	30,000	1,000	26,659	11,674
Executive Vice President and	2004	363,000	233,990	20,922		30,000		36,881	8,784
President Eastern	2003	329,000	166,803	139,552		20,000			26,164
Aggregates, Concrete & Asphalt

Thomas G. Farrell	2005	407,000	224,338			30,000	1,000	27,893	10,809
Executive Vice President	2004	360,833	245,902			30,000		37,592	205,211
and President Western	2003	313,000	155,561			20,000			25,822
Aggregates, Concrete & Asphalt

Jean-Marc Lechêne	2005	426,000	199,368	163,539	(8)	30,000	1,000	34,364	13,044
Executive Vice President	2004	311,000	277,527	197,480		30,000		35,143
and President — Cement	2003	302,000	148,101	142,925		20,000			5,993

Eric C. Olsen	2005	392,000	209,171	101,979	(9)	30,000	1,000	16,987	11,818
Executive Vice President and Chief Financial Officer

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such benefits exceeded the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.

(2)	Shares of restricted stock awarded on February 4, 2005 under our 2002 Stock Incentive Plan do not vest and may not be transferred until five years after the grant date.

(3)	Considering our financial results in 2004 and 2005 and assuming performance at the maximum level in 2006, the following are the maximum awards that could be awarded to the named officers for 2006 under the long term incentive portion of our incentive plan:

Philippe R. Rollier	$264,448
Dominique Calabrese	128,565
Thomas G. Farrell	134,514
Jean-Marc Lechêne	140,793
Eric Olsen	129,556

(4)	The amounts shown for 2005 include (a) $9,450 in contributions or allocations by us to each of Mr. Rollier’s, Mr. Farrell’s and Mr. Olsen’s accounts under our Thrift Savings Plan and Thrift Savings Restoration Plan; (b) term life insurance premiums paid by us ($1,359 for Mr. Farrell and $286 for Mr. Olsen); (c) interest that would have been payable by the executive on his interest free loan if we required interest to be paid ($63,914 for Mr. Rollier and $11,674 for Mr. Calabrese); (d) relocation expenses paid by us ($2,100 for Mr. Lechêne and $2,082 for Mr. Olsen); (e) contributions to pension plans in France made by Lafarge S.A. ($5,994 for Mr. Rollier and $10,944 for Mr. Lechêne) and (f) $126,648 in interest earned (at prime) on compensation deferred by Mr. Rollier.

(5)	Mr. Rollier did not receive any additional compensation by virtue of his position as an Executive Vice President of Lafarge S.A.

(6)	Includes $13,326 in U.S. residential real property tax and $29,490 reimbursed during the year for the payment of certain taxes.

(7)	Includes $13,888 reimbursed during the year for the payment of certain taxes.

(8)	Includes $12,607 for the use of a company car, $9,132 in country club dues, $58,446 reimbursed during the year for the payment of certain taxes and $30,483 for certain other expatriate expenses.

(9)	Reimbursements during the year for the payment of certain taxes.
Option Exercises and Year-End Values
     The following table shows information with respect to stock options exercised during 2005 and unexercised options to purchase our common stock granted to our Chief Executive Officer and the other named executive officers and held by them at December 31, 2005.

				Number of Securities		Value of Unexercised
	Shares			Underlying Unexercised		In-The-Money Options
	Acquired	Value		Options at December 31, 2005		at December 31, 2005(2)
Name	on Exercise	Realized (1)		Exercisable	Unexercisable	Exercisable	Unexercisable
Philippe R. Rollier	69,000	$1,948,170	(3)	35,000	135,000	$701,600	$1,237,300
Dominique Calabrese	-0-	-0-		53,750	66,250	979,713	619,188
Thomas G. Farrell	5,000	140,200	(4)	18,750	66,250	255,863	619,188
Jean-Marc Lechêne	-0-	-0-		47,800	67,500	943,615	636,650
Eric C. Olsen	8,000	319,120		20,875	57,250	303,434	486,698

(1)	Market value on exercise date minus option exercise price times number of options exercised.

(2)	Market value at year end ($55.02) of one share of our common stock minus option exercise price times number of options.

(3)	Mr. Rollier did not sell 18,324 of the shares he acquired upon exercise of his options.

(4)	Mr. Farrell did not sell 273 of the shares he acquired upon exercise of his options.
Option Grants
     The following table shows information with respect to grants of stock options pursuant to our 2002 Stock Option Plan during 2005 to the Chief Executive Officer and the other named executive officers. No stock appreciation rights were granted in 2005.

	Number
	of Securities	Option Grants in Last Fiscal Year
	Underlying	Percentage of
	Options	Total Options			Grant Date
	Granted (1)	Granted to Employees	Exercise	Expiration	Present Value (2)
Name	(#)	in 2005	Price ($/sh)	Date	($)
Philippe R. Rollier	60,000	5.20%	$54.50	2/03/15	$880,200
Dominique Calabrese	30,000	2.60%	54.50	2/03/15	440,100
Thomas G. Farrell	30,000	2.60%	54.50	2/03/15	440,100
Jean-Marc Lechêne	30,000	2.60%	54.50	2/03/15	440,100
Eric C. Olsen	30,000	2.60%	54.50	2/03/15	440,100

(1)	All options expire ten years after the grant date and vest in annual 25% increments beginning one year after the grant date.

(2)	In accordance with Securities and Exchange Commission rules, we have used the Black-Scholes option pricing model to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon actual changes in the market price of our common stock during the applicable period.
Performance Graph
     The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock for the five-year period ending December 31, 2005 with the cumulative total return of the Russell 3000 Index (a broad market equity index) and the cumulative total return of a group of peer companies in the construction materials and cement industry selected by us. The peer group includes: Texas Industries, Inc., Vulcan Materials Company, Eagle Materials Inc. and Martin Marietta Materials, Inc.
Comparison of Five Year Cumulative Total Return (1)
Among Lafarge North America Inc., Russell 3000 and Peer Group

	2000	2001	2002	2003	2004	2005
Lafarge North America Inc.	$100.00	$161.92	$144.00	$181.48	$234.28	$252.15
Russell 3000	100.00	88.54	69.47	91.04	101.92	108.16
Peer Group(2)	100.00	107.65	85.02	125.54	172.76	223.61

(1)	Assumes $100 invested on December 31, 2000 in our common stock, Russell 3000 Index and Peer Group Index. Total return assumes reinvestment of dividends.

(2)	Includes Texas Industries, Inc., Vulcan Materials Company, Eagle Materials Inc. and Martin Marietta Materials, Inc.

U.S. Retirement Plans
     We have a trusteed noncontributory defined benefit pension plan for our salaried U.S. employees. The normal retirement age of participants is 65. The amount of retirement income available to participants under the plan is based upon the years of credited service and final average earnings, which is defined to be the average of the highest annual earnings (which includes salary, bonus and overtime payments) for any 60 consecutive months during the last 120 months of employment. The annual retirement income for each year of credited service is equal to 1.33% of the final average earnings. A participant’s accrued benefit under the plan is fully vested on the date on which such participant completes five years of service under the plan. The U.S. defined benefit plan includes a special early retirement provision that provides an unreduced retirement benefit and a social security bridge (until age 62) for eligible participants whose employment terminates in connection with the disposition or closing of a facility or restructuring of our operations. Generally, for this benefit, participants must be at least age 50, have five or more years of credited service under the plan and their age plus credited service must equal at least 65.
     Certain of our executives participate in a U.S. supplemental executive retirement plan which supplements normal, early and deferred vested benefits under the Lafarge North America retirement plan. Except as described below, the supplemental plan is not to be funded in advance for payment of future benefits. Rather, our general assets are the source of funds for payments under the U.S. supplemental plan. Under this plan, the annual retirement income for each year of credited service for selected executives is to be increased from that stated above to 1.75% of final average earnings. Further, compensation in excess of applicable IRS limits is taken into account when calculating benefits under this plan. Mr. Farrell and Mr. Olsen participate in the U.S. supplemental plan.
     In October 1996, we established a “rabbi” trust to fund benefits under the U.S. supplemental plan upon a change in control (as defined in the trust) of us or of Lafarge S.A. The trust is to remain unfunded until a change in control is imminent, when the trust requires us to make an irrevocable contribution in an amount sufficient to pay benefits under the U. S. supplemental plan. However, the trust would remain subject to claims of our creditors. In addition, a number of years ago our Board of Directors adopted a resolution requiring, upon a change in control, that we contribute to our U.S. salaried plan an amount that would maximum our current deduction for federal income tax purposes.
     The table below illustrates the amount of combined annual pension benefits payable under the Lafarge North America retirement plan and the U.S. SERP to participants in specified average annual earnings and years-of-service classifications.
U.S. Pension Plan Table

Five-Year
Average	Annual Pension
Annual	Covered Years of Service at Age 65
Earnings	15 years	20 years	25 years	30 years	35 years
$50,000	$13,125	$17,500	$21,875	$26,250	$30,625
100,000	26,250	35,000	43,750	52,500	61,250
150,000	39,375	52,500	65,625	78,750	91,875
200,000	52,500	70,000	87,500	105,000	122,500
250,000	65,625	87,500	109,375	131,250	153,125
300,000	78,750	105,000	131,250	157,500	183,750
350,000	91,875	122,500	153,125	183,750	214,375
400,000	105,000	140,000	175,000	210,000	245,000
450,000	118,125	157,500	196,875	236,250	275,625
500,000	131,250	175,000	218,750	262,500	306,250
550,000	144,375	192,500	240,625	288,750	336,875
600,000	157,500	210,000	262,500	315,000	367,500
     The years of service credited under the retirement plan and the U.S. SERP at March 1, 2006 to each individual named in the compensation table above who participates in the plans were as follows: Mr. Farrell — 15 years (retirement), 15 years (U.S. SERP) and Mr. Olsen — 7 years (retirement), 7 years (U.S. SERP).

     Effective November 30, 2005, we adopted the Lafarge North America Inc. Deferred Compensation/ Phantom Stock Plan & Thrift Savings Restoration Plan through which designated executives may defer up to 50% of their annual base salary and 100% of their annual and long term incentive bonuses. A participant’s company match under the thrift savings restoration part of the plan is deferred 100%. Participants may elect for amounts deferred to either earn interest at the average prime rate as published in the Wall Street Journal or be invested in non-voting performance units equal to the amount deferred divided by the fair value of our common stock on the date of deferral. Deferred amounts earning interest are tracked in company accounts measured in dollars, while amounts measured in performance units are tracked in accounts measured in numbers of units. At a participant’s election, when dividends are paid on our stock, dividend equivalents are credited to performance unit accounts either, at the participant’s election, in additional performance units or separate dollar based accounts. A participant may choose for distributions to be made either in a single lump or ten installment payments, beginning either twelve months after termination of employment or on a fixed date at least three (and not more than ten) years after the election is made. The plan contains change of control provisions relating to the appointment of an independent administrator, but which do not accelerate payment of amounts due under the plan.
     Philippe R. Rollier entered into individual deferred compensation agreements with us pursuant to which he has deferred a portion of his salary and bonus beginning in 2002. Amounts deferred earn interest each month at the average prime rate published in the Wall Street Journal for the preceding calendar month. Deferred amounts plus interest are to be paid to Mr. Rollier when his employment with us (excluding transfer of employment to an affiliate) terminates. At December 31, 2005, Mr. Rollier’s deferred account totaled approximately $2,347,000.
Canadian Retirement Plans
     We have several trusteed pension plans for Canadian employees. The executive population is covered by non-contributory defined benefit plans featuring an optional pension enhancement account module that can be used to improve the benefits payable from these plans. The executives are not required to contribute to these plans, but, in addition to the pension enhancement account module, they can make optional contributions in order to increase their pension accruals, as noted below. The normal retirement age in all salaried pension plans is 65.
     The amount of retirement income available to participants under the salaried plans is based upon the years of credited service and final average earnings, which is defined to be the average of the highest pensionable earnings (which include salary, wages, bonus, commission and overtime pay) for any 60 consecutive months. Generally, an executive’s annual retirement income under the plans will equal a percentage of the participant’s final average earnings calculated by multiplying the participant’s years of credited service times 1.75%. Different pension formulas may apply for past service. Executives can elect to contribute 2% of their earnings in order to increase their pension accrual from 1.75% to 2.00%.
     In most cases, a participant’s accrued benefit under the plan is fully vested on the date on which such participant completes two years of service under the plan (vesting rules vary by province in Canada).
     Certain of our executives participate in a supplemental executive retirement plan which supplements normal, early and deferred vested benefits under the Lafarge Canada Inc. retirement plans for salaried employees. The Canadian supplemental plan provides for pension accruals in excess of the Income Tax Act (Canada) defined benefit pension limit. The Canadian supplemental plan is not to be funded in advance for payment of future benefits. Rather, our general assets are the source of funds for payments under the Canadian supplemental plan. The Canadian supplemental plan requires us to establish a trust and to make an irrevocable contribution to the trust in an amount sufficient to pay benefits under the Canadian executive retirement benefit plan upon a change in control of (as defined in the trust) of us or of Lafarge S.A. Mr. Calabrese participates in the Canadian supplemental plan.
     The table set forth below illustrates the amount of combined annual pension benefits payable under the Lafarge Canada Inc. retirement plans for salaried employees and the Canadian SERP to participants in specified average annual earnings and years-of-service classifications.

Canadian Pension Plan Table

Five-Year
Average	Annual Pension
Pensionable	Covered Years of Service at Age 65
Earnings	15 years	20 years	25 years	30 years	35 years
$ 50,000	$15,000	$20,000	$25,000	$30,000	$35,000
100,000	30,000	40,000	50,000	60,000	70,000
150,000	45,000	60,000	75,000	90,000	105,000
200,000	60,000	80,000	100,000	120,000	140,000
250,000	75,000	100,000	125,000	150,000	175,000
300,000	90,000	120,000	150,000	180,000	210,000
350,000	105,000	140,000	175,000	210,000	245,000
400,000	120,000	160,000	200,000	240,000	280,000
450,000	135,000	180,000	225,000	270,000	315,000
500,000	150,000	200,000	250,000	300,000	350,000
550,000	165,000	220,000	275,000	330,000	385,000
600,000	180,000	240,000	300,000	360,000	420,000
650,000	195,000	260,000	325,000	390,000	455,000
700,000	210,000	280,000	350,000	420,000	490,000

Note:	All amounts shown in the above table are in Canadian dollars and assume that the executive makes optional contributions (2% of pay, as described above)
     Mr. Calabrese is credited with 27 years of service under the retirement plan and the Canadian supplemental plan at March 1, 2006.
     Mr. Rollier and Mr. Lechêne do not currently participate in our defined benefit pension plans for U.S. or Canadian employees or our supplemental executive retirement plans. Rather, they participate in retirement plans maintained by Lafarge S.A. and are credited under such plans for their service with us. Mr. Rollier has a deferred vested benefit under the Canadian pension plan which provides for less than Cdn$2,000 per year.
Compensation Committee Interlocks and Insider Participation
     None of the members of the Management Development and Compensation Committee is or has been an officer or employee of ours.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Holders of our Common Stock
     The table below shows all stockholders known to us to beneficially own (under the rules of the SEC) as of January 31, 2006 more than 5% of our common stock.

	Amount and Nature
	of Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class (1)
Lafarge S.A.	40,093,581 (2)	53.2%
61, rue des Belles Feuilles
75116 Paris France

FMR Corp.	5,514,830 (3)	7.3%
82 Devonshire Street
Boston, Massachusetts 02109

(1)	Calculated based on the number of shares of common stock plus the number of exchangeable preference shares outstanding. Holders of exchangeable preference shares (other than the company and Lafarge Canada Inc.) have voting rights through a trust holding shares of our voting stock.

(2)	Includes 39,605,061 shares of common stock and 488,520 exchangeable preferences shares of our subsidiary, Lafarge Canada Inc., held by Lafarge S.A. either directly or through its beneficial interests in Lafarge (U.S.) Holdings and Paris-Zurich Holdings (both New York trusts) and Cementia Holdings A.G., a Swiss corporation and majority-owned subsidiary of Lafarge S.A.

(3)	Based solely on Schedule 13G/A dated February 14, 2006 filed by FMR Corp. with the U.S. Securities and Exchange Commission. The Schedule 13G/A reports beneficial ownership by FMR Corp. of 5,514,830 shares of common stock, with sole power to dispose or direct the disposition of all such shares and sole power to vote (or direct the vote of) none of such shares. The Schedule 13G/A also reports that the interest of Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940, in the shares of common stock beneficially owned by FMR Corp. amounted to 5,500,000 shares.
     We and our majority stockholder, Lafarge S.A., are parties to a Control Option Agreement dated November 1, 2003. This agreement is intended to enable Lafarge S.A. to maintain its existing margin of voting control. Through this agreement and unless earlier terminated, Lafarge S.A. has the right until October 31, 2013 to purchase voting securities from us whenever we issue voting securities. Either we or Lafarge S.A. may terminate the agreement before October 31, 2013 by giving the other one year’s notice. The agreement was approved by our directors who have no affiliation with Lafarge S.A. based upon the business advantages to the company which result from Lafarge S.A.’s majority ownership of us. Lafarge S.A. is a public company whose voting securities are traded on various European securities exchanges as well as the New York Stock Exchange. Through its worldwide interests, Lafarge S.A. is principally engaged in the manufacture and sale of cement, concrete, aggregates, gypsum products and roofing products.

Stock Ownership of Directors and Executive Officers
     The table below shows the number of shares of our common stock and the number of shares of the common stock of Lafarge S.A. (our “parent” as defined in regulations issued under the Securities Exchange Act of 1934) beneficially owned as of January 31, 2006 by (i) our directors, (ii) our executive officers named in the Summary Compensation Table under Item 11 above and (iii) the directors and executive officers as a group. Unless otherwise indicated, all shares are directly owned.

							Beneficial Ownership of Lafarge S.A.
	Beneficial Ownership of the Company’s Common Stock(1)						Common Stock

	Number of		Number of		% of	Phantom	Number of	Number of		% of
Name	Shares		Options	Total	Class	Stock(2)	Shares	Options	Total	Class
Marshall A. Cohen	4,935	(3)	10,000	14,935	*	5,569	-0-	-0-	-0-
Bertrand P. Collomb	10,699		143,500	154,199	*	-0-	62,485	266,072	328,557	*
Philippe P. Dauman	-0-		2,000	2,000	*	4,703	-0-	-0-	-0-
Bernard L. Kasriel	4,000		86,000	90,000	*	-0-	18,124	129,622	147,746	*
Bruno Lafont	1,000		2,500	3,500	*	-0-	5,117	40,494	45,611	*
Claudine B. Malone	5,250		6,000	11,250	*	-0-	-0-	-0-	-0-
Blythe J. McGarvie	850		1,750	2,600	*	-0-	-0-	-0-	-0-
James M. Micali	720		1,750	2,470	*	3,534	-0-	-0-	-0-
Robert W. Murdoch	2,100		10,000	12,100	*	586	1,704	-0-	1,704	*
Bertin F. Nadeau	5,150	(4)	3,000	8,150	*	-0-	-0-	-0-	-0-
John D. Redfern	9,462		9,000	18,462	*	-0-	559	-0-	559	*
Philippe R. Rollier	27,377		85,000	112,377	*	-0-	8,126	28,504	36,630	*
Michel Rose	-0-		2,000	2,000	*	-0-	350	60,961	61,311	*
Lawrence M. Tanenbaum	-0-		4,411,000 (5)	4,411,000	5.5%	-0-	-0-	-0-	-0-
Gerald H. Taylor	6,000		1,000	7,000	*	-0-	-0-	-0-	-0-
Dominique Calabrese	3,902		77,500	81,402	*	-0-	-0-	15,000	15,000	*
Thomas G. Farrell	4,547		42,500	47,047	*	-0-	-0-	-0-	-0-
Jean-Marc Lechêne	3,508		72,800	76,308	*	-0-	3,202	-0-	3,202	*
Eric C. Olsen	4,643		42,250	46,893	*	-0-	-0-	-0-	-0-
All directors and executive officers (24 persons)	101,212		5,132,925	5,234,137	*	14,392	99,667	540,653	640,320	*

(1)	The shares below include exchangeable preference shares of our subsidiary, Lafarge Canada (which are exchangeable at the option of the holder into our common stock on a one for one basis) and common stock covered by stock options that were exercisable on January 31, 2006 or within 60 days thereafter. Holders of exchangeable preference shares have voting rights through a trust holding shares of our voting stock and are entitled to direct the voting of one share of voting stock for each exchangeable preference share held.

(2)	Directors may elect to invest fees they receive for service as directors in “phantom” shares of our common stock. Holders of “phantom” shares are entitled only to receive cash and have no right to acquire our common stock on which the value of the “phantom” shares is based.

(3)	Includes 1,000 shares owned by Adroit Investments Ltd., which is controlled by Mr. Cohen.

(4)	Includes 4,000 shares owned by Casavant Freres and 1,134 shares owned by GescoLynx Inc., both of which are controlled by Mr. Nadeau.

(5)	Includes the right to acquire 4.4 million shares of our common stock for $29.00 per share pursuant to a warrant held by an affiliate of Kilmer Van Nostrand Co. Limited, which is controlled by Mr. Tanenbaum.

Equity Compensation Plan Information
     The table below shows the number of outstanding options and shares available for other future issuance under all of our equity compensation plans as of December 31, 2005:

Number of
securities to be
	issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance
	outstanding	outstanding	under equity compensation plans
	options, warrants	options, warrants	(excluding securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,102,732	$41.26	9,238,968 (1)

Equity compensation plans not approved by security holders	- 0 -	- 0 -	-0-

Total	4,102,732	$41.26	9,238,968

(1)	Includes 2,238,968 shares remaining available for issuance under our Employee Stock Purchase Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Indebtedness of Management
     We and our subsidiary, Lafarge Canada Inc., have extended non-interest bearing loans to certain of their officers to assist in the purchase of housing in the course of relocations. With respect to loans with an outstanding balance in excess of $60,000 at any time during 2005, the largest aggregate amount of such indebtedness outstanding during 2005 and the amount thereof outstanding as of December 31, 2005, respectively, were as follows with respect to the following individuals: Philippe R. Rollier, President and Chief Executive Officer — $925,000, $925,000; Dominique Calabrese, Executive Vice President & President — Eastern Aggregates, Concrete & Asphalt — $174,000, $164,000; and Isaac Preston, Senior Vice President & President, Lafarge Gypsum — $166,000, $157,000. No loans have been granted to our executive officers subsequent to the date of enactment of the Sarbanes-Oxley Act of 2002.
Transactions with Management and Others
     We, our subsidiary Lafarge Canada Inc. and our majority stockholder Lafarge S.A. are parties to three agreements concerning (i) the sharing of costs for research and development, strategic planning, human resources and communications activities, (ii) marketing and technical assistance for the gypsum wallboard division and (iii) the use of certain trademarks. In 2005, we and Lafarge Canada Inc. recorded expenses under these agreements for the approximate sums of $3,507,000 and Cdn. $2,691,000, respectively. We and Lafarge Canada Inc. have entered into agreements with Lafarge S.A. under which Lafarge S.A. pays for certain services provided to Lafarge S.A. by us and Lafarge Canada Inc. In 2005, charges to Lafarge S.A. for these services totaled approximately $99,000.
     During 2005, we and Lafarge Canada Inc. purchased products from Lafarge S.A. and certain of its affiliates in the ordinary course of business. These purchases totaled approximately $39,948,000 and Cdn. $1,058,000 for us and Lafarge Canada Inc., respectively. In addition, during 2005, we and Lafarge Canada Inc. sold products to Lafarge S.A. and certain of its affiliates in the ordinary course of business. These sales totaled approximately $3,936,000 and Cdn. $1,594,000 for us and Lafarge Canada Inc., respectively.
     During 2005, we recognized $22,104,000 in income for managing certain U.S. operations of Blue Circle Industries PLC on behalf of Lafarge S.A. These operations remain the property of Lafarge S.A. and their results are not consolidated with ours. Our agreement to manage these operations, as amended and restated in 2005, continues through December 31, 2007, and annually thereafter unless earlier terminated. During 2005, we recorded $242,924,000 in direct costs and expenses reimbursable from Blue Circle North America under this agreement. These costs and expenses include payroll and other related costs and expenses incurred by us in connection with our employment of those individuals who conduct the Blue Circle operations we manage. We have employed these individuals pursuant to the terms of the Supplemental Agreement Regarding Employees and Employee Benefits dated December 21, 2001, which we entered into with Lafarge S.A. in connection with our agreement to manage the Blue Circle operations. Costs and expenses reimbursed under our agreement also include other direct costs that are attributable to the Blue Circle operations and an allocation of cement-related regional and central selling, general and administrative costs incurred by us (allocated pro rata based on cement sales revenues in accordance with the contracts with Lafarge S.A.). In accordance with the terms of the management agreement, we also received $35,000 from Blue Circle North America as compensation for actions taken to optimize the profitability of the overall North American operations and which benefited Blue Circle North America to our detriment.
     Messrs. Collomb, Lafont, Kasriel and Rose are also directors or officers of Lafarge S.A.
     Mr. Tanenbaum, his family and certain family trusts own 100% of the capital stock of Kilmer Van Nostrand Co. Limited, from whom we acquired the Warren Paving & Materials Group Limited in December 2000. At December 31, 2005, Kilmer Van Nostrand continued to hold the Cdn $166,434,000 of preferred stock of LCI — Warren Merger Inc., an indirect subsidiary of the Company, that Kilmer Van Nostrand acquired in conjunction with our acquisition of Warren Paving. During 2005, LCI — Warren Merger Inc. paid Kilmer Van Nostrand Cdn $9,576,818 in dividends on such preferred stock. At December 31, 2005, Kilmer Van Nostrand held a warrant to acquire 4.4 million shares of our common stock at U.S. $29.00 per share. Kilmer Van Nostrand acquired this warrant for U.S. $14.4 million, in conjunction with our acquisition of Warren Paving.

     On March 16, 2006, we entered into an agreement with Kilmer Van Nostrand and Kilmer LCW Limited, an affiliate of Kilmer Van Nostrand to whom Kilmer Van Nostrand has assigned the warrant, to amend the warrant to change a procedural aspect of its exercise. The agreement permits the warrant holder to exercise the warrant in connection with a tender offer on a revocable basis, without an extended advance notice period, and on a basis that could be conditioned on the applicable tender offer being consummated.
     On March 23, 2006, we entered into indemnification agreements with each of our directors who serve on the special committee previously appointed by our Board of Directors to review, evaluate, make recommendations to stockholders and to respond to, or take other actions as appropriate with respect to, the tender offer commenced by Lafarge S.A. on February 21, 2006 for the shares of our common stock not owned by Lafarge S.A. and its subsidiaries. On that date, we also entered into indemnification agreements two of our named executive officers, Philippe R. Rollier and Eric C. Olsen. These agreements require us to indemnify the directors and officers and advance related expenses to the maximum extent permitted by Maryland law. To that end, the agreements provide each director and officer the contractual right (a) to indemnification with respect to proceedings arising by reason of his or her service to us, (b) to apply to a court of competent jurisdiction to order that we indemnify the director or officer under certain circumstances and (c) to indemnification for and advance of expenses arising in connection with proceedings arising by reason of his or her service to us. Each agreement also sets forth procedures to determine the director’s or officer’s entitlement to indemnification under the agreement and remedies of the director or officer if we do not provide the indemnification or advance of expenses called for by the agreement. Finally, each agreement provides that the director’s or officer’s right to indemnification and advance of expenses under the agreement is not exclusive of any other similar rights to which he or she may at any time be entitled and requires us to use reasonable best efforts to acquire and maintain appropriate directors and officers liability insurance. In addition, on that date, our Board authorized us to enter into indemnification agreements with all our directors who do not serve on the special committee, as well as such of our officers (including the remaining named executive officers) as our President deems advisable from time to time after consultation with counsel and, if available, our lead director. Such agreements are to be on terms and conditions substantially identical to those set forth in the indemnification agreements entered into with the special committee members.
     John D. Redfern’s son is employed by a subsidiary of ours in a non-executive officer position.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid To Independent Registered Public Accounting Firm
     Below is a summary of the fees paid to our independent registered accounting firm for the years ended December 31, 2005 and 2004 for professional audit and non-audit services:

	2005	2004
Audit Fees:

	$2,814,000	$3,067,000
Audit Related Fees:
Audits of benefit plans	$411,000	$359,000
Pre-implementation ERP review	360,000
Consultation related to financial accounting	27,000	79,000

	$798,000	$438,000

Tax Fees:
Tax consultation and planning	$20,000	$57,000
State and local tax consulting	-0-	-0-
Due diligence	-0-	-0-

	$20,000	$57,000
All Other Fees	-0-	-0-
     Each year, the Audit Committee negotiates directly with the external auditors’ their fees for audit services to be performed. In January or February of each year, the Audit Committee approves a detailed budget for routine non-audit services to be performed by the external auditor during the year, categorized into the following classifications: audit related services, tax services and all other services. Subject to the following exceptions, management is then authorized to engage the external auditors for services as contemplated by such budget and is required to report quarterly to the Audit Committee on the status of the budget. Non-audit services not covered by the budget and projects which fall into the category of “All other” require the specific prior approval of the Audit Committee or a delegated member of the Audit Committee. Any individual project with an estimated fee in excess of $250,000 must be specifically pre-approved by the Audit Committee. Any individual project with an estimated fee in excess of $100,000 must be specifically approved by the Audit Committee Chairman or a delegated member of the Audit Committee. Any “Tax Service” projects proposed by the independent auditors’ tax specialists for which the only business purpose is tax avoidance must be specifically approved by the Audit Committee regardless of the amount of the fee. One hundred percent of the fees set forth in the table above were approved pursuant to this pre-approval policy.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

By:	/s/ Eric C. Olsen Eric C. Olsen
Executive Vice President and
Chief Financial Officer
Date: April 28, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe R. Rollier	President, Chief Executive Officer and Director	April 28, 2006

Philippe R. Rollier

/s/ Eric C. Olsen	Executive Vice President and Chief Financial Officer	April 28, 2006

Eric C. Olsen

/s/ James W. Bachmann	Senior Vice President and Controller	April 28, 2006

James W. Bachmann

/s/ Bertrand P. Collomb	Chairman of the Board	April 28, 2006

Bertrand P. Collomb

/s/ Bruno Lafont	Vice Chairman of the Board	April 28, 2006

Bruno Lafont

/s/ Marshall A. Cohen	Director	April 28, 2006

Marshall A. Cohen

/s/ Philippe P. Dauman	Director	April 28, 2006

Philippe P. Dauman

Signature	Title	Date

/s/ Bernard L. Kasriel	Director	April 28, 2006
Bernard L. Kasriel

/s/ Claudine B. Malone	Director	April 28, 2006
Claudine B. Malone

/s/ Blythe J. McGarvie	Director	April 28, 2006
Blythe J. McGarvie

/s/ James M. Micali	Director	April 28, 2006
James M. Micali

/s/ Robert W. Murdoch	Director	April 28, 2006
Robert W. Murdoch

/s/ Bertin F. Nadeau	Director	April 28, 2006
Bertin F. Nadeau

/s/ John D. Redfern	Director	April 28, 2006
John D. Redfern

/s/ Michel Rose	Director	April 28, 2006
Michel Rose

/s/ Lawrence M. Tanenbaum	Director	April 28, 2006
Lawrence M. Tanenbaum

/s/ Gerald H. Taylor	Director	April 28, 2006
Gerald H. Taylor