Form 10-Q
period 2006-03-31
LAFARGE NORTH AMERICA INC
filed 2006-05-04
CIK 716783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number 0-11936
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 74,135,000 shares of our Common Stock and 2,456,000 Exchangeable Preference Shares of our subsidiary, Lafarge Canada Inc., outstanding as of April 30, 2006, the latest practicable date. The Exchangeable Preference Shares are exchangeable at any time into our Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of our stockholders.

LAFARGE NORTH AMERICA INC.
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2006
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited and in millions, except per share amounts)

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Net Sales	$781.3	$577.0	$4,513.8	$3,831.4
Costs, expenses and other income:
Cost of goods sold	726.1	572.0	3,447.7	2,943.0
Selling and administrative	140.6	107.9	504.9	423.3
Income from managed assets:
Management fees and cost reimbursement	(71.2)	(65.8)	(270.4)	(254.4)
Direct and allocated costs and expenses	68.2	62.8	248.3	238.1
Other expense	11.6	1.6	10.5	6.5
Redeemable preferred shares dividends	2.1	1.8	8.1	8.3
Interest expense	10.5	11.6	40.6	49.6
Interest income	(7.1)	(4.8)	(20.9)	(22.5)

Total costs, expenses and other income	880.8	687.1	3,968.8	3,391.9

Earnings (loss) before income taxes	(99.5)	(110.1)	545.0	439.5
Income tax benefit (provision)	33.9	(78.4)	(151.0)	(261.7)

Net Income (Loss)	$(65.6)	$(188.5)	$394.0	$177.8

Net Income (Loss) Per Share – Basic	$(0.86)	$(2.51)	$5.21	$2.38

Net Income (Loss) Per Share – Diluted	$(0.86)	$(2.51)	$4.98	$2.30

Dividends Per Share	$0.24	$0.22	$0.94	$0.86

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31	March 31	December 31
	2006	2005	2005
	(unaudited)	(unaudited)	(audited)
Assets
Cash and cash equivalents	$488.1	$666.4	$683.2
Short-term investments	20.6	47.7	8.7
Receivables, net	588.4	465.9	731.0
Due from affiliates	64.8	62.7	60.2
Inventories	482.4	394.8	436.6
Prepaid income taxes	33.8	—	—
Deferred income taxes	16.9	—	18.2
Other current assets	31.3	43.2	43.1

Total current assets	1,726.3	1,680.7	1,981.0

Property, plant and equipment, net	2,703.4	2,479.0	2,648.1
Goodwill	590.7	512.2	543.2
Other assets, net	344.7	427.2	380.3

Total Assets	$5,365.1	$5,099.1	$5,552.6

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$495.0	$426.9	$555.7
Redeemable preferred shares	143.0	137.1	143.1
Deferred income taxes	—	53.8	—
Income taxes payable	—	6.4	36.8
Short-term borrowings and current portion of long-term debt	287.4	301.7	312.4

Total current liabilities	925.4	925.9	1,048.0
Long-term debt	453.6	468.0	463.7
Deferred income taxes	208.4	238.6	222.6
Other long-term liabilities	575.8	529.8	562.5

Total Liabilities	2,163.2	2,162.3	2,296.8

Shareholders’ Equity:
Common stock ($1.00 par value; authorized 150.0 million shares; issued 73.3, 71.8 and 71.4 million shares, respectively)	73.3	71.8	71.4
Exchangeable shares (no par or stated value; authorized 15.7 million shares; issued 3.1, 4.0 and 3.9 million shares, respectively)	25.1	31.7	31.1
Additional paid-in-capital	830.9	797.3	767.0
Retained earnings	2,206.8	1,909.9	2,316.2
Accumulated other comprehensive income (loss):
Foreign currency translation	247.8	212.8	247.6
Minimum pension liability	(185.3)	(89.7)	(185.6)
Derivative adjustment	3.3	3.0	8.1

Total Shareholders’ Equity	3,201.9	2,936.8	3,255.8

Total Liabilities and Shareholders’ Equity	$5,365.1	$5,099.1	$5,552.6

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Cash Flows from Operations
Net income (loss)	$(65.6)	$(188.5)	$394.0	$177.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, depletion and amortization	65.9	57.3	255.9	219.6
Provision for bad debts	1.1	1.2	3.5	4.1
Deferred income taxes	6.3	100.2	(49.5)	130.6
Stock-based compensation	7.2	0.1	8.2	1.0
Excess tax benefits from stock-based compensation	(6.6)	—	(6.6)	—
Gain on sale of assets	—	(1.1)	(1.5)	(9.1)
Net change in noncurrent assets and liabilities	25.0	11.2	8.2	8.4
Net change in operating working capital	(47.9)	(20.7)	(157.5)	13.2

Net Cash Provided by (Used in) Operations	(14.6)	(40.3)	454.7	545.6

Cash Flows from Investing
Capital expenditures	(111.7)	(60.7)	(434.5)	(370.4)
Acquisitions, net of cash acquired	(71.2)	(0.5)	(139.5)	(2.1)
Redemptions (purchases) of short-term investments, net	(11.9)	(13.4)	27.1	37.5
Proceeds from property, plant and equipment dispositions	7.2	2.3	22.7	65.0
Other	5.3	(0.8)	(5.4)	3.4

Net Cash Used for Investing	(182.3)	(73.1)	(529.6)	(266.6)

Cash Flows from Financing
Repayment of long-term debt, net	—	(4.3)	(247.6)	(8.7)
Issuance (repayment) of short-term borrowings, net	(30.7)	(53.8)	214.4	(109.6)
Issuance of equity securities for employee stock plans	38.9	37.7	64.2	77.6
Excess tax benefits from stock-based compensation	6.6	—	6.6	—
Repurchase of common stock	(4.3)	(4.0)	(100.3)	(48.0)
Dividends, net of reinvestments	(9.0)	(8.2)	(35.2)	(39.1)

Net Cash Provided by (Used for) Financing	1.5	(32.6)	(97.9)	(127.8)

Effect of exchange rate changes	0.3	(5.3)	(5.5)	56.0

Net Increase (Decrease) in Cash and Cash Equivalents	(195.1)	(151.3)	(178.3)	207.2
Cash and Cash Equivalents at the Beginning of the Period	683.2	817.7	666.4	459.2

Cash and Cash Equivalents at the End of the Period	$488.1	$666.4	$488.1	$666.4

See the Notes to Condensed Consolidated Financial Statements.

LAFARGE NORTH AMERICA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Description of Business and Basis of Presentation
     Lafarge North America Inc., together with its subsidiaries, is the largest diversified supplier of construction materials in the U.S. and Canada. We produce and sell cement, ready-mixed concrete, gypsum wallboard, aggregates, asphalt, and related products and services. Our products are used in residential, commercial and public works construction projects across North America. Our business is organized into three operating segments: Aggregates, Concrete and Asphalt; Cement; and Gypsum. Each represents a separately managed strategic business unit with different capital requirements and marketing strategies. Aggregates, Concrete and Asphalt sells to customers located mainly in the U.S. states of Colorado, New Mexico, Missouri, New York, Maryland, Ohio, Michigan, Illinois, Kansas and Louisiana and nationwide in Canada. Cement sells to customers in the U.S. states of Michigan, Wisconsin, Ohio, Minnesota, Illinois, Iowa, Missouri, New York, Pennsylvania, Indiana and Kansas and the Canadian provinces of Ontario, Alberta, British Columbia and Quebec. Gypsum serves customers in markets primarily east of the Mississippi River with the most significant sales occurring in the U.S. states of Florida, New York, New Jersey and Ohio. For information regarding our operating segments, see Note 7.
     Lafarge operates in the U.S. and throughout Canada, where we operate through our subsidiary Lafarge Canada Inc. (“LCI”). Our wholly owned subsidiary, Systech Environmental Corporation, supplies cement plants with fuel quality waste as a source of energy. Lafarge S.A., a French corporation, and certain of its affiliates (“Lafarge S.A.”) own a majority of the voting securities of Lafarge North America Inc., including our common stock, par value $1.00 per share (the “Common Stock”), and LCI’s exchangeable preference shares (the “Exchangeable Preference Shares”). As discussed more fully in Note 10, Lafarge S.A. launched a tender offer in February 2006 to acquire all the Common Stock and Exchangeable Preference Shares that it does not currently own.
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

     The condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of the applicable dates and the results of our operations and our cash flows for the interim periods presented and all of the adjustments reflected in the condensed consolidated financial statements are of a normal recurring nature. As discussed in Note 2 below, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Lafarge”, “company”, “we”, “us”, “our” and similar terms refer to Lafarge North America Inc. and its subsidiaries. Certain reclassifications have been made to prior periods to conform to the 2006 presentation.
Note 2. Stock-Based Compensation
     We provide equity compensation to certain employees in order to attract, motivate and retain key personnel, encourage equity ownership among this group, and enhance mutuality of interest with stockholders in improving our long-term performance and the value of our common stock. Our stock incentive plans include principal plans adopted in 1993, 1998, 2002 and 2005. We will make all future grants from the 2005 Stock Incentive Plan. This plan provides for the grant of stock options, stock appreciation rights, stock units, stock awards, bonus shares, dividend equivalents, cash-based awards or other awards based on, measured by or payable in our common stock.
     Effective January 1, 2006, we adopted SFAS 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a shared based award (typically stock options) based on the fair value of the award. For stock options granted prior to January 1, 2006, but for which the vesting period is not complete, we used the “modified prospective” transition method. Under this transition method, we account for such awards on a prospective basis, with expense being recognized in our statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006, we accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the associated interpretations using the intrinsic method. Generally, no expense was recognized related to our stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted.

     The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had recognized compensation expense for the fixed stock option plans in accordance with the fair value based recognition provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) (in millions, except per share amounts):

	Three Months	Twelve Months
	Ended March 31	Ended March 31
	2005	2006	2005
Net Income (Loss)
As reported	$(188.5)	$394.0	$177.8
Deduct fair value of stock-based employee compensation, net of tax	(2.9)	(7.4)	(10.5)

Pro forma	$(191.4)	$386.6	$167.3

Basic Net Income (Loss) Per Share
As reported	$(2.51)	$5.21	$2.38
Pro forma	$(2.55)	$5.11	$2.24
Diluted Net Income (Loss) Per Share
As reported	$(2.51)	$4.98	$2.30
Pro forma	$(2.55)	$4.88	$2.17
     The fair value of the option awards was estimated using the Black-Scholes option pricing model with the following assumptions and resulting fair values:

	Three and Twelve Months
	Ended March 31
	2006	2005
Weighted average fair value of stock option grants	$14.69	$14.67
Risk-free rate	4.4%	4.2%
Dividend yield	1.5%	1.6%
Expected volatility	24.4%	30.0%
Expected life (years)	4.2	4.5
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect that approximates the expected term of the option at the time of grant. We select the dividend yield based on the recent historical dividend yield of our common stock. We estimate the volatility of our common stock at the date of grant based on the historical volatility of it over a time period at least equal to the expected term. The expected term of the options is based on historical exercise patterns, which we believe were representative of future behavior.
     We recognize compensation expense for stock options and nonvested restricted stock awards on a straight-line basis over the requisite service period, which is generally equal to the vesting period. Our employee stock options vest in annual 25 percent increments beginning one year after date of grant. Nonvested restricted stock awards vest five years after date of grant. Grantees with at least ten years of continuous service continue to vest in awards when retiring under the normal or early retirement provisions of a pension or retirement plan maintained by the company. Stock options expire ten years after the date of grant.

     We also maintain an employee stock purchase plan (the “ESPP”). The ESPP provides that eligible employees may contribute up to a certain limit to purchase shares of our common stock or exchangeable preference shares. Purchases occur semi-annually at a price equal to 85 percent of the fair market value on the purchase date. We recognize the expense based on the 15 percent discount at purchase. For the three months ended March 31, 2006, ESPP compensation expense was not material to our statement of income.
     Option activity under the stock option plans as of March 31, 2006 and changes during the three months then ended are presented below:

			Weighted
			Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In millions)
Balance outstanding at December 31, 2005	4,102,732	$41.26
Options granted	1,105,000	$64.00
Options exercised	(980,690)	$37.83
Options canceled or forfeited	(7,187)	$42.78

Balance outstanding at March 31, 2006	4,219,855	$48.00	7.65	$151.9

Vested and expected to vest at March 31, 2006	3,977,749	$47.39	7.73	$145.6

Options exercisable at March 31, 2006	1,408,240	$37.80	5.99	$65.1

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2006 of $84.00 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on changes in the fair market value of our common stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $43.1 million.
     As of March 31, 2006, $28.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years. Cash received from option exercises for the three months ended March 31, 2006 was $37.1 million. The actual tax benefit realized for the tax deduction from option exercises totaled $9.2 million for the three months ended March 31, 2006.
     Nonvested restricted stock awards as of March 31, 2006 and changes during the three months then ended are presented below:

		Weighted Average
	Shares	Grant Date Fair Value
Balance outstanding at December 31, 2005	8,000	$54.50
Granted	26,500	$64.00
Vested	—	—
Forfeited	—	—

Balance outstanding at March 31, 2006	34,500	$61.80

     As of March 31, 2006, $1.5 million of total unrecognized compensation costs related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years.
     For the three months ended March 31, 2006, stock-based compensation expense before taxes related to the ESPP, nonvested restricted stock awards and the stock option plans was $7.2 million (recognized within selling and administrative), the related tax benefit was $2.5 million and the basic and diluted per share impact was $0.06. This stock-based compensation expense includes $0.4 million related to our employees working in the Blue Circle North America (“BCNA”) operations. BCNA reimburses us for such costs pursuant to a management agreement with Lafarge S.A.
     Prior to adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $6.6 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).
     As of March 31, 2006, we had reserved for issuance approximately 7.1 million shares of Common Stock for the exchange of outstanding Exchangeable Preference Shares. Additional common stock is reserved to cover grants under our stock incentive plans (9.0 million shares) and issuances pursuant to the employee stock purchase plan (2.3 million shares).
Note 3. Inventories
     We value our inventories at the lower of cost or market. Other than maintenance and operating supplies, we determine the cost for the majority of our U.S. cement inventories using the last-in, first-out method (“LIFO”). We determine the cost for other inventories using the average cost method. The value of inventory calculated by the LIFO method approximates the value using the average cost method. At March 31, 2006 and 2005 and at December 31, 2005, our inventories consisted of the following (in millions):

	March 31		December 31
	2006	2005	2005
Finished products	$284.1	$223.0	$257.1
Work in process	47.6	46.6	26.7
Raw materials and fuel	78.1	54.9	80.6
Maintenance and operating supplies	72.6	70.3	72.2

Total inventories	$482.4	$394.8	$436.6

Note 4. Pension and Other Postretirement Benefits
     The components of our net periodic pension and other postretirement expenses, including the expenses of the Blue Circle Mirror Plans which are reimbursed to us by Lafarge S.A. pursuant to a management agreement, are as follows (in millions):

	Pension Benefits
	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Service cost	$10.0	$8.1	$35.6	$30.9
Interest cost	16.4	15.2	62.6	58.2
Expected return on plan assets	(18.5)	(17.7)	(71.8)	(71.7)
Amortization of prior service cost	0.9	1.0	4.0	4.0
Amortization of actuarial loss	11.8	8.7	39.6	30.0
Other	—	—	1.1	(0.4)

Net periodic benefit cost	$20.6	$15.3	$71.1	$51.0

	Other Postretirement Benefits
	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Service cost	$2.1	$2.2	$8.0	$7.9
Interest cost	3.4	4.1	14.1	15.1
Amortization of prior service credit	(0.8)	(0.2)	(2.9)	(0.8)
Amortization of actuarial loss	0.5	0.6	1.7	1.7

Net periodic benefit cost	$5.2	$6.7	$20.9	$23.9

Note 5. Net Income (Loss) Per Share
     Net income (loss) per share is as follows (in millions, except per share amounts):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Basic Calculation
Net income (loss)	$(65.6)	$(188.5)	$394.0	$177.8

Weighted average number of shares outstanding	75.8	75.2	75.7	74.6

Basic net income (loss) per share	$(0.86)	$(2.51)	$5.21	$2.38

Diluted Calculation
Net income (loss)	$(65.6)	$(188.5)	$394.0	$177.8

Weighted average number of shares outstanding	75.8	75.2	75.7	74.6
Net effect of the dilutive stock options based on the treasury stock method	—	—	1.1	0.9
Net effect of dilutive stock warrant based on the treasury stock method	—	—	2.4	1.6

Weighted average number of shares outstanding assuming full conversion of all potentially dilutive securities	75.8	75.2	79.1	77.2

Diluted net income (loss) per share	$(0.86)	$(2.51)	$4.98	$2.30

     Basic net income per share was computed by dividing earnings from continuing operations by the weighted average number of shares of common stock outstanding during the period. For each period presented, diluted net income per share assumes the exercise of stock options and stock warrant, to the extent such conversion is dilutive.
     Diluted weighted average shares exclude 3.7 million and 3.4 million incremental shares related to options and warrants for the three months ended March 31, 2006 and 2005. Their effect is anti-dilutive as results for those periods were a net loss.

Note 6. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Net income (loss)	$(65.6)	$(188.5)	$394.0	$177.8
Foreign currency translation adjustments	0.2	(14.1)	34.9	137.1
Minimum pension liability adjustment, net of income taxes	0.3	0.1	(95.6)	73.3
Change in fair value of derivative instruments, net of income taxes	(4.8)	1.0	0.3	1.5

Comprehensive income (loss)	$(69.9)	$(201.5)	$333.6	$389.7

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

     Operating segment information consists of the following (in millions):

	Three Months		Twelve Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Net sales:
Aggregates, Concrete & Asphalt
Revenues from external customers	$418.0	$306.4	$2,660.1	$2,286.0
Intersegment revenues	1.3	1.7	8.1	9.5
Cement
Revenues from external customers	237.5	178.8	1,407.8	1,201.0
Intersegment revenues	38.5	30.1	210.3	183.6
Gypsum
Revenues from external customers	125.8	91.8	445.9	344.4
Eliminations	(39.8)	(31.8)	(218.4)	(193.1)

Total net sales	$781.3	$577.0	$4,513.8	$3,831.4

Income (loss):
Aggregates, Concrete & Asphalt (a)	$(73.5)	$(72.1)	$211.0	$202.4
Cement (a)	(9.2)	(19.0)	375.2	327.6
Gypsum (a)	26.9	12.5	82.6	41.3
Corporate and unallocated expenses	(38.2)	(22.9)	(96.0)	(96.4)

Earnings (loss) before preferred dividends, interest and income taxes	(94.0)	(101.5)	572.8	474.9
Redeemable preferred shares dividends	(2.1)	(1.8)	(8.1)	(8.3)
Interest expense, net	(3.4)	(6.8)	(19.7)	(27.1)

Earnings (loss) before income taxes	$(99.5)	$(110.1)	$545.0	$439.5

(a)	Excludes gains and losses on divestments of operations, other postretirement benefit expense for retirees, redeemable preferred shares dividends, interest, and income taxes.
     Assets by operating segment consist of the following (in millions):

	March 31		December 31
	2006	2005	2005
Aggregates, Concrete & Asphalt	$2,397.3	$2,066.4	$2,344.0
Cement	1,735.9	1,521.1	1,640.0
Gypsum	421.3	343.0	391.6
Corporate and unallocated	810.6	1,168.6	1,177.0

Total assets	$5,365.1	$5,099.1	$5,552.6

Note 8. Contingencies
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
     On February 6, 2006 and later dates, multiple class action lawsuits were filed in the Circuit Courts for Baltimore City and Montgomery County, Maryland against us, our directors and Lafarge S.A. in response to Lafarge S.A.’s February 6, 2006 announcement that it intended to launch a cash tender offer for the outstanding minority stake in us that Lafarge S.A. does not own. Generally, these suits allege breach by defendants of fiduciary and other duties in connection with the proposed offer and seek to enjoin the proposed offer, on the grounds that Lafarge S.A.’s proposed price is inadequate. We believe these lawsuits are without merit and intend to vigorously defend ourselves in these cases. We believe these matters will not have a materially adverse effect on our financial condition.
     On June 23, 2005, Bar J Sand and Gravel, Inc. (“Bar J”) initiated a lawsuit against us in the Bernalillo County, New Mexico Second Judicial District Court, alleging that our termination of a supply agreement with Bar J was improper and constituted a breach of contract, as well as other claims related thereto. Under the supply agreement in question, we had been mining sand and gravel in consideration for certain royalty payments to Bar J. In March 2006, we entered into a settlement agreement with Bar J pursuant to which we paid $5.0 million to Bar J and relinquished our claim for $1.2 million we previously paid to Bar J. Thereafter, Bar J’s lawsuit against us in the Bernalillo County, New Mexico Second Judicial District Court was dismissed with prejudice.

     During the first quarter of 2006, our deminimis settlement agreement with the Department of Justice relating to the one Superfund matter with which we have been involved was entered with the U.S. District Court for Northern Ohio and the suit against us has been dismissed.
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
     On April 19, 1999, several individuals living in Alpena, Michigan filed a class action complaint against us in the United States District Court for the Eastern District of Michigan claiming personal injury and property damages allegedly stemming from certain emissions which they claim originated from our cement manufacturing plant in Alpena. The trial court ordered the case to proceed as a class action and our appeals on certification of the class proved unsuccessful. We intend to vigorously defend the allegations raised. We believe that this matter will not have a materially adverse effect on our financial condition.
     Previously, Southern American Insurance Company (“SAIC”) paid us $3.5 million for a claim filed under an insurance policy issued to us by SAIC, for which SAIC was reimbursed under its policies of reinsurance. In 1994, the Insurance Commissioner of Utah, as liquidator of SAIC, commenced an action in the Third Judicial District Court of Salt Lake County, Utah to recover the $3.5 million, arguing it was a voidable preference payment made prior to SAIC becoming insolvent. In July 2003, the trial court granted SAIC’s motion for summary judgment and entered judgment against us for $3.5 million, pre-judgment interest of $3.2 million and post-judgment interest at the rate of 3.41 percent per annum. Ultimately, we appealed the ruling to the Utah Supreme Court. The appeal has been fully briefed and oral argument occurred on February 28, 2006. We believe that this matter will not have a materially adverse effect on our financial condition.
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

     When we determine that it is probable that a liability for environmental matters, legal actions or other contingencies has been incurred and the amount of the loss is reasonably estimable, an estimate of the costs to be incurred is recorded as a liability in the financial statements. As of March 31, 2006 such liabilities are not material to our financial statements. While we believe our accruals for such liabilities are adequate, we may incur costs in excess of the amounts provided at March 31, 2006. Although the ultimate amount of liability at March 31, 2006 that may result from these matters or actions is not ascertainable, we believe that any amounts exceeding our recorded accruals will not materially affect our financial condition.
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
Note 9. Recent Accounting Pronouncements
     In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”) which we adopted on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In June 2005, the EITF modified the consensus requiring entities to recognize any cumulative effect adjustment in retained earnings. On January 1, 2006 the balance of our post-production capitalized stripping costs was approximately $35.8 million. In accordance with the transition provisions of EITF 04-6, we wrote off these deferred costs and related deferred tax liabilities of $10.0 million to retained earnings on January 1, 2006, and we will prospectively recognize the costs of all post-production stripping activity as a cost of the inventory produced during the period the stripping costs are incurred. Although the impact of EITF 04-6 on post-adoption income statements will depend, in part, on the future level of post-production stripping activity and sales, both of which vary from period to period, we do not expect the adoption of EITF 04-6 to have a material affect on our financial condition or results of operations.
Note 10. Tender Offer
     On February 21, 2006, Lafarge S.A. commenced a tender offer to acquire for $75.00 per share in cash the shares of our common stock and the exchangeable preference shares of Lafarge Canada Inc. that Lafarge S.A. and certain other persons and entities described in the offer do not own. Among other conditions, the tender offer is subject to the tender of a majority of outstanding common stock and exchangeable preference shares not owned by Lafarge S.A. and the ownership by Lafarge S.A. after the tender offer of at least 90 percent of the combined common stock and exchangeable preference shares outstanding. Also, the tender offer provides that upon acquisition by Lafarge S.A. of at least 90 percent of the combined common stock and exchangeable preference shares outstanding after the tender offer, Lafarge S.A. has stated that it intends to acquire through a subsequent short-form merger at the per share tender offer price (subject to adjustment for dividends) those shares it does not acquire in the tender offer. Our Board of Directors appointed a special committee of directors (the “Special Committee”) who are unaffiliated with Lafarge S.A. to consider the tender offer. On May 1, 2006, Lafarge S.A. filed a Second Supplement to its Offer to Purchase reflecting its increased offer of $85.50 per share from its previously increased offer of $82.00 per share and extended the term of the offer until May 12, 2006 12:00 midnight New York City time, unless it is further extended. The Special Committee has recommended that minority shareholders accept the latest offer and tender their shares.
     The Special Committee engaged Merrill Lynch & Co. as lead financial advisor and The Blackstone Group L.P. as an additional financial advisor in connection with the tender offer. Pursuant to their engagement letters, we are to pay them certain fees for rendering opinions and performing other tender offer related services. A portion of Merrill’s fee depends on the outcome of the tender offer. If the tender offer is consummated at its current offer price of $85.50 per share, we expect to pay approximately $11 million to the financial advisors. In addition, the Special Committee retained legal counsel and MacKenzie Partners, Inc. to assist it with the tender offer. For the three months ended March 31, 2006, we recognized $6.4 million of expense related to the tender offer, including $4.1 million in connection with the engagement of Merrill Lynch and Blackstone.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Our sales are highly seasonal since construction activity typically diminishes in the winter, particularly in Canada and in the Northern United States where we have significant operations. Also, weather conditions in our markets during the construction season may significantly impact demand for our products. As a consequence, our sales and earnings are normally highest in the third quarter and lowest in the first quarter. We typically incur a loss during the first quarter of the year when on average, only about 15 percent of our annual sales are realized. Results for any quarter are not indicative of results to be expected for the year as a whole.
Three Months Ended March 31, 2006
     For the three months ended March 31, 2006, we recorded a net loss of $65.6 million, or $0.86 per diluted share. These results include $6.4 million ($4.2 million after tax or $0.06 per diluted share) of tender offer related expenses (see Note 10 above) and $6.8 million ($4.5 million after tax or $0.06 per diluted share) of stock-based compensation expenses as we began expensing all stock-based compensation on January 1, 2006 (see Note 2 above). The results compare with a first quarter 2005 net loss of $188.5 million, or $2.51 per diluted share. Prior year results include a one-time tax charge of $115.7 million, or $1.54 per diluted share, associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary.

     We achieved record sales across all product lines, benefiting from favorable weather and excellent pricing performance during the quarter. Strong pricing in all of our product lines continued to be the most significant driver of the earnings improvement with quarter prices up 12 percent in cement, 6 percent in aggregates, 13 percent in ready-mixed concrete and 28 percent in gypsum. The Canadian dollar, which averaged 87 cents per U.S. dollar for the quarter compared to 82 cents in 2005, increased the quarterly operating loss of our Canadian operations by $2.5 million when translated into U.S. dollars. Pension and other post-retirement costs were up approximately $3.6 million for the quarter. Energy costs increased by $11.0 million, driven by higher diesel, gas and coal prices in the quarter compared with the same period a year ago.
     Net sales were $781.3 million, an increase of 35 percent compared to the same period in 2005. Excluding a favorable Canadian exchange rate effect, net sales were 32 percent higher than last year. U.S. net sales increased 35 percent compared with last year, while Canadian sales increased 28 percent in local currency.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported an operating loss of $73.5 million in the quarter compared with an operating loss of $72.1 million during the first quarter of 2005. The increase in the value of the Canadian dollar contributed $2.8 million to the loss. Energy costs were up $3.8 million due to higher prices of diesel and electricity. In addition, Enterprise Resource Planning (“ERP”) project implementation costs for the quarter increased by $3.6 million, pension costs by $2.3 million and stock-based compensation by $1.0 million. Net sales during the quarter were $419.3 million, up 36 percent over last year, or 32 percent higher excluding the favorable impact of the exchange rate.
     Operating loss from the sale of aggregates (crushed stone, sand and gravel) was $34.1 million, $3.3 million higher than the prior year quarter. Strong demand and pricing gains were offset by higher fuel prices, increased stripping costs, expenses associated with implementation of our ERP system and the change in the value of the Canadian dollar. Net sales during the quarter were $135.3 million, 25 percent higher than last year. Aggregate shipments totaled 19.5 million tons during the quarter, 15 percent higher than 2005 levels. Volumes in the U.S. and Canada were up 18 percent and 11 percent, respectively, due to favorable weather and strong demand, particularly in Western Canada and Maryland. Average aggregates selling prices were up 6 percent compared to the same period in 2005, driven by successful implementation of price increases and fuel surcharges.
     Operating loss from the sale of ready-mixed concrete was $6.8 million in the quarter compared to $12.6 million in the first quarter of 2005. Net sales during the quarter were $182.0 million, $47.6 million higher than last year, driven by strong volumes and significant improvement in average prices. Overall, shipments of ready-mixed concrete in the quarter were 2.0 million cubic yards, 17 percent higher compared to the prior year quarter. Volumes in Canada were up 20 percent to 962,000 cubic yards primarily driven by favorable weather in most markets and strong market conditions in Western Canada. Volumes in the U.S. increased 15 percent to 1.1 million cubic yards. Average ready-mix selling prices were up 13 percent and margin over materials was up 15 percent from the year-ago quarter, reflecting good pricing performance in all markets as well as increased sales of premium brand concrete mixtures. Production costs increased 2 percent for the quarter largely due to increased fuel costs.
     Net sales and operating income for other concrete products were $25.4 million and $0.6 million, respectively, for the three months ended March 31, 2006. This compares with net sales and an operating loss of $15.4 million and $1.1 million, respectively, for the first quarter of 2005.
     Operating loss from the sale of asphalt and paving products and services was $33.2 million compared to an operating loss of $27.5 million in the prior year. Revenues were $76.6 million, $26.7 million higher than last year. Asphalt and paving volumes were up compared to the year-ago quarter, but total volumes were seasonally low since paving activity in most markets does not begin in earnest until later in the year. First quarter operations represent approximately 5 percent of full year activity. Consequently, we believe first quarter trends are insignificant.
Cement
     Our cement segment reported an operating loss of $9.2 million during the quarter, compared with a loss of $19.0 million in the first quarter 2005. Net sales were $276.0 million, an increase of 32 percent compared with last year due primarily to higher prices and favorable weather conditions in most markets. Excluding the favorable impact of the exchange rate, revenues were up 29 percent from the same period in 2005.
     Higher prices and strong volumes were offset by several factors. Plant production fixed costs were up by $10.8 million compared to the year-ago quarter in part because we performed more annual plant turnaround work this year. First quarter 2006 fuel costs increased by approximately $1 per ton from the year-ago quarter.
     Total cement volumes during the quarter were 2.3 million tons, up 16 percent from the prior year quarter. U.S. volumes of 1.6 million tons were up 15 percent, while Canadian volumes were up 17 percent to 668,000 tons from 2005 levels. Favorable weather across most of our markets was the primary driver of the volume increase.
     Average cement prices were up 12 percent from levels in the same quarter last year. Average cement prices in the U.S. were up 15 percent and 8 percent in Canada. Compared with the fourth quarter of 2005, prices were up 8 percent.
Gypsum
     Our gypsum segment reported operating income of $26.9 million compared with $12.5 million in the first quarter of 2005, reflecting higher selling prices, continued strong demand and excellent plant performance. Variable costs were up 17 percent compared to year-ago quarter principally due to higher natural gas costs. Compared to fourth quarter of 2005, variable costs were 5 percent lower as natural gas prices began to decline during the quarter. Net sales reached $125.8 million, a 37 percent increase over the same period last year. Wallboard sales volumes were up 8 percent to 598 million square feet. Production during the quarter totaled 584 million square feet, an increase of 4 percent over last year. This represents another quarterly production record for our Gypsum division as our plants set reliability and quality records.
     Average wallboard prices of $177 per msf (thousand square feet) were up 28 percent over the first quarter 2005, and $14 per msf above levels in fourth quarter of 2005. A price increase was successfully implemented in December 2005 and another price increase went into effect on March 20, 2006.
Corporate and Other Expenses
     Corporate and other expenses for the first quarter of 2006 was $38.2 million, an increase of $15.2 million compared to the prior year quarter. Tender offer related costs of $6.4 million and stock-based compensation expenses of $5.2 million accounted for most of the difference.
Income from Managed Assets
     During the three months ended March 31, 2006 and 2005, we recognized $3.0 million in management fees related to our agreement with Lafarge S.A. to manage certain U.S. cement and aggregates, concrete and asphalt businesses that Lafarge S.A. obtained in its acquisition of Blue Circle Industries PLC. Gross proceeds from the management of these assets totaled $71.2 million and $65.8 million for the three months ended March 31, 2006 and 2005, respectively, which included pro-rata billings for the annual management fee ($3.0 million), direct payroll, pension and other postretirement costs and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $68.2 million and $62.8 million for the three months ended March 31, 2006 and 2005, respectively.
Interest Expense, Net
     Net interest expense of $3.4 million was $3.3 million lower than last year’s quarter, primarily due to lower debt balances as well as higher interest income on invested cash.
Income Taxes
     For the three months ended March 31, 2006, we recorded an income tax benefit of $33.9 million. This compares with an expense of $78.4 million in the prior year quarter, which includes a one-time tax charge of $115.7 million associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary. The effective tax rate for the first quarter of 2006 was 34.1 percent compared to 33.9 percent in the first quarter of 2005, excluding the one-time tax charge in 2005.

Twelve Months Ended March 31, 2006
     For the twelve months ended March 31, 2006, we recorded net income of $394.0 million, or $4.98 per diluted share, compared with net income of $177.8 million, or $2.30 per diluted share during the same period last year. There were a number of specific items affecting our earnings for the twelve months ended March 31, 2006 and 2005. In 2006, net income includes $6.4 million ($4.2 million after tax or $0.05 per diluted share) in expense related to the company’s response to an unsolicited tender offer launched by Lafarge S.A. for the shares of Lafarge North America that they do not currently own. In addition, 2006 net income includes a one-time tax credit of $45.0 million ($0.57 per diluted share), associated with the $1.1 billion repatriation of cash from our Canadian subsidiary and stock-based compensation expense of $7.8 million ($5.1 million after taxes or $0.06 per diluted share) as we began expensing all stock-based compensation as of January 1, 2006. Results for twelve months ended March 31, 2005 include a one-time tax charge of $115.7 million ($1.50 per diluted share) associated with the $1.1 billion repatriation of cash from our Canadian subsidiary and legal expenses of $8.1 million ($5.3 million after taxes or $0.07 per diluted share) related to settled litigation in our cement segment. These charges were partially offset by a tax benefit of $6.3 million ($0.08 per diluted share) and interest income of $4.9 million ($3.2 million after taxes or $0.04 per diluted share) associated with an income tax receivable.
     Overall, our earnings before income taxes increased by $105.5 million to $545.0 million for the twelve months ended March 31, 2006, with improved profitability across all our businesses. The favorable pricing environment and continued strong demand more than offset higher energy costs, raw material costs, and plant fixed costs. The stronger Canadian dollar positively contributed $20.6 million to our operating results. The profitability of our aggregates, concrete and asphalt business improved due to strong pricing in our aggregates business. Cement profitability was higher than last year as strong pricing gains and sustained volumes in most regions offset higher production costs. Results in our gypsum business improved significantly due to higher selling prices and continued strong demand.
     Consolidated net sales for the twelve months ended March 31, 2006 were $4,513.8 million, an increase of 18 percent (14 percent, excluding the favorable exchange rate impact) compared to the prior year period.
Aggregates, Concrete & Asphalt
     Our aggregates, concrete and asphalt segment reported operating income of $211.0 million, compared to operating income of $202.4 million in same period last year. Net sales of $2,668.2 million were 16 percent higher than the prior year period. The favorable impact of the Canadian dollar, which contributed $8.8 million to reported profit for the twelve month period, was offset by a $10.4 million increase in pension and other postretirement benefit expenses. Higher fuel costs across all product lines, increased maintenance costs with higher plant activity, higher subcontractors cost and higher costs associated with our ERP implementation increased our operating costs as well.

     Operating income from the sale of aggregates was $146.9 million, 4 percent higher than the same period last year, driven by higher selling prices in most regions. This was partially offset by higher energy costs, additional subcontractors cost to meet higher demand and maintenance and repair costs. Shipments of aggregates of 133.1 million tons were in line with the prior year period. In the U.S., volumes decreased by 1 percent as increased shipments in the New Mexico, Missouri and Colorado markets were offset by decreases in our Eastern U.S. markets. Canadian volumes were in line with prior year as strong growth in Edmonton and Winnipeg was offset by weakness in Ontario with softening in the residential markets. The average selling price in the U.S. increased by 8 percent with the implementation of price increases in 2005 in all markets. In Canada, the average selling price increased by 7 percent compared to last year with successful implementation of general price increases in most markets.
     Operating income from the sale of our ready-mixed concrete products was $19.7 million, $2.6 million lower than the same period last year. Margin over materials improved by 10 percent as significant pricing gains in all areas offset sharp increases in raw materials and diesel fuel costs. Shipments of 10.6 million cubic yards were in line with the prior year period as strong growth in our Western Canadian markets and Maryland was offset by lower demand in Louisiana (Hurricane Katrina), cement shortages in our Western U.S. markets and slowing residential activity experienced in certain Eastern Canadian markets.
     Net sales and operating income for our other concrete products were $119.7 million and $17.5 million, respectively, for the twelve months ended March 31, 2006. This compares to net sales and operating income of $95.5 million and $10.7 million, respectively, for the same period in 2005.
     Operating income from the sale of asphalt and paving products and services was $26.8 million, 4 percent lower than the same period last year. Revenues were $862.7 million, 23 percent higher than the same period last year.
Cement
     Our cement segment reported operating income of $375.2 million, 15 percent higher than the same period last year. The favorable exchange rate impact contributed $11.9 million to cement earnings for the twelve months ended March 31, 2006. Net sales of $1,618.1 million increased by 17 percent from the same period last year (14 percent excluding the favorable Canadian currency impact). Cement continued to show strong year on year pricing improvements. However, sharp rises in energy prices and plant fixed costs adversely impacted earnings. Cement production increased by 188,000 tons compared with the same period in 2005.
     Cement shipments of 14.7 million tons were up 3 percent. U.S. shipments increased 2 percent compared to last year with most of the increase coming from our markets near the Mississippi or Ohio rivers. Canadian shipments improved by 5 percent with most of the increases coming from Western Canadian markets.

     Average cement price increased by 11 percent compared to the prior year period. Higher prices reflect the impact of two price increases successfully implemented in our U.S. markets in 2005 as well as a price increases implemented in most markets beginning on January 1, 2006. Average cement selling prices were up 6 percent in Canada and up 13 percent in the U.S.
Gypsum
     Our gypsum segment reported operating income of $82.6 million on net sales of $445.9 million, which compared to an operating income of $41.3 million on net sales of $344.4 million for the same period last year. Volumes and prices increased driven by strong demand in the residential market as well as sustaining price gains throughout the year but were partially offset by higher natural gas and raw materials costs.
     Sales volume of 2,344 million square feet is up 7 percent from the same period last year as demand in the residential construction activity continued to be strong in the U.S. and Canada. Average selling prices increased to $160 per msf, $30 per msf higher than last year, reflecting the impact of several price increases throughout the year.
Corporate and Other Expenses
     Corporate and other expenses for the twelve months ended March 31, 2006 amounted to an expense of $96.0 million, a decrease of $0.4 million from prior year. Tender offer related costs of $6.4 million and stock-based compensation expenses of $6.2 million were partially offset by an increase in the incentive fee we earned for improving the operating results of the managed assets, lower postretirement medical expenses and the absence of foreign exchange losses in 2006.
Income from Managed Assets
     During the twelve months ended March 31, 2006, we recognized $22.1 million in management fees, an increase of $5.8 million compared to 2005 as a result of a higher management incentive fee. Gross proceeds from the management of these assets totaled $270.4 million and $254.4 million for the twelve months ended March 31, 2006 and 2005, respectively, which included pro-rata billings for the annual management fee, direct payroll, pension and other postretirement benefit expenses and allocated selling, general and administrative expenses. Expenses associated with management of these assets were $248.3 million and $238.1 million for the twelve months ended March 31, 2006 and 2005, respectively.
Interest Expense, Net
     Net interest expense for the twelve months ended March 31, 2006 was $19.7 million, $7.5 million lower than in the twelve months ended March 31, 2005. The improvement was due to a $12.6 million reduction in interest expense as a result of lower debt balances and higher income from investments partially offset by the absence of $4.9 million in interest income associated with an income tax receivable recognized in 2004.

Income Taxes
     Income tax expense decreased to $151.0 million in the twelve months ended March 31, 2006 compared to $261.7 million in the twelve months ended March 31, 2005. The decrease is primarily due to a one-time credit of $45.0 million recognized in the twelve months ended March 31, 2006 and a tax charge of $115.7 million recognized in the prior year period both associated with our decision to repatriate $1.1 billion of cash from our Canadian subsidiary during 2005, partially offset by a tax benefit of $6.3 million also recognized in the prior year period. Excluding these tax adjustments, the effective income tax rate was 36.0 percent and 34.7 percent, for the twelve months ended March 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
Three Months Ended March 31, 2006 and 2005
     Net cash of $14.6 million was used by operations in the first three months of 2006 compared with $40.3 million used during the same period in 2005. The change reflects improved financial results partially offset by a larger increase in working capital required to support increased sales.
     For the three months ended March 31, 2006, net cash used by investing activities was $182.3 million compared to $73.1 million used during the same period in 2005 representing a change of $109.2 million. Capital expenditures increased by $51.0 million to $111.7 million principally due to expenditures incurred in connection with our modernization and expansion of our gypsum plants in Buchanan, New York and Silver Grove, Kentucky and increased spending on various projects including projects associated with our ERP system implementation. First quarter 2006 acquisitions include our purchase of an aggregates company near Chicago, Illinois.
     Net cash provided by financing activities in the first three months of 2006 was $1.5 million compared to net cash used by financing activities of $32.6 million for the comparable period in 2005. The increase in cash provided by financing activities is principally due to lower net repayments of short-term borrowings.
Twelve Months Ended March 31, 2006 and 2005
     Net cash provided by operations was $454.7 million for the twelve months ended March 31, 2006 compared to $545.6 million for the comparable period ended March 31, 2005. The decrease is due to higher working capital requirements to support increased sales. In addition, taxes paid during the twelve months ended March 31, 2006 in connection with our cash repatriation of $1.1 billion from Canada to U.S. during 2005 unfavorably affected the comparison by $57.5 million.

     For the twelve months ended March 31, 2006, net cash used in investing activities was $529.6 million representing an increase of $263.0 million. Capital expenditures increased by $64.1 million principally due to increased spending on information technology projects and expenditures incurred in connection with our modernization and expansion of our gypsum plants in Buchanan, New York and Silver Grove, Kentucky. Acquisitions increased $137.4 million due primarily to our acquisitions of assets from the Ritchie Corporation in Wichita, Kansas in late 2005 and an aggregates company near Chicago, Illinois in early 2006.
     During the twelve months ended March 31, 2006, net cash used for financing activities was $97.9 million compared to $127.8 million for the comparable period ended March 31, 2005. Issuances (repayments) of short-term borrowing were $214.4 million and $(109.6) million for the twelve months ended March 31, 2006 and 2005, respectively. The more recent period reflects borrowings made in Canada under our revolver facility to fund, in part, a cash repatriation of $1.1 billion from Canada to the U.S. The increase in short-term borrowings was partially offset by the repayment of a $250.0 million bond at its maturity date in July 2005 and an increase of $52.3 million in common stock repurchases.
Other
     On November 4, 2005, the Board of Directors approved a share repurchase program that commenced on January 1, 2006 and will expire on December 31, 2006. We are authorized to purchase shares in aggregate up to $100 million under this program. Following the February 6, 2006 announcement by Lafarge S.A. of its intention to launch a tender offer to acquire all of the Lafarge North America common stock and LCI exchangeable preference shares that it does not currently own, we suspended purchases under the program. More details regarding the share repurchase program may be found in Part II “Other Information,” Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.
     We are exposed to foreign currency exchange rate risk inherent in our Canadian revenues, expenses, assets and liabilities denominated in Canadian dollars. The strengthening of the Canadian dollar during the twelve months ended March 31, 2006 has resulted in an increase in shareholders’ equity of $35.0 million resulting from foreign currency translation adjustments.
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
     During the three months ended March 31, 2006, we implemented a significant module associated with our new enterprise resource planning (“ERP”) system. We will continue to implement other modules in a phased approach through 2007. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are deployed throughout our operations. There were no other changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information presented in Note 8 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” is incorporated herein by reference, pursuant to Rule 12b-23.
Item 1A. Risk Factors
     Item 1A, “Risk Factors” of our 2005 Form 10-K includes a detailed discussion of our risk factors. This report should be read in conjunction with those risk factors disclosed in our 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities (dollars in millions, except per share amounts):

			(c) Total Number
			of Shares Purchased	(d) Maximum Dollar
			as Part of Publicly	Value of Shares that
	(a) Total Number of	(b) Average Price Paid	Announced	May Yet Be Purchased
Period	Shares Purchased (1)	per Share (2)	Program (3)	Under the Program
1/1/06 – 1/31/06	55,000	$60.89	55,000	$96,651,187
2/1/06 – 2/28/06	15,000	$64.40	15,000	$95,685,179
3/1/06 – 3/31/06	—	$—	—	$95,685,179

Total	70,000		70,000

(1)	All shares were purchased on the open-market and pursuant to the publicly announced program.

(2)	Includes brokerage commissions.

(3)	On November 4, 2005, our Board of Directors approved a share repurchase program to commence on January 1, 2006 and expire on December 31, 2006. We are authorized to purchase shares in aggregate up to $100 million under the new program.
Item 6. Exhibits
3.1	Bylaws of Lafarge North America Inc. as amended effective March 31, 2006 [incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 23, 2006 and filed with the SEC on March 27, 2006].

10.1	Agreement dated March 16, 2006, between Lafarge North America Inc., Kilmer Van Nostrand Co. Limited and Kilmer LCW Limited [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2006 and filed with the SEC on March 17, 2006].

10.2	Form of Indemnification Agreement between Lafarge North America Inc. and certain directors and officers [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated and filed with the SEC on March 23, 2006].

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFARGE NORTH AMERICA INC.

Date: May 4, 2006	By:	/s/ ERIC C. OLSEN

Eric C. Olsen
Executive Vice President
and Chief Financial Officer